Form 10-K
period 1993-12-31
ICH CORP
filed 1994-03-23
CIK 49588

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                         COMMISSION FILE NUMBER 1-7697

                               I.C.H. CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       43-6069928
       (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
      100 MALLARD CREEK ROAD, SUITE 400
             LOUISVILLE, KENTUCKY                                   40207
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (502) 894-2100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                             NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                                        ON WHICH REGISTERED
- ---------------------------------------------------------  ---------------------------------------------------------
                      COMMON STOCK,                                         AMERICAN STOCK EXCHANGE
                      $1 PAR VALUE                                        AND CHICAGO STOCK EXCHANGE
             $1.75 CONVERTIBLE EXCHANGEABLE                                 AMERICAN STOCK EXCHANGE
             PREFERRED STOCK, SERIES 1986-A
                    $25 STATED VALUE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT
CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR
INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM
10-K.  /X/

    AT MARCH 18, 1994, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT
(EXCLUDING STOCK HELD BY ALL DIRECTORS AND EXECUTIVE OFFICERS, SOME OF WHOM MAY NOT BE AFFILIATES) WAS APPROXIMATELY
$314,190,000.

    AT MARCH 18, 1994, 47,834,739 SHARES OF THE REGISTRANT'S COMMON STOCK ($1.00 PAR VALUE) WERE
OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE

    THE INFORMATION IN THE INDICATED SECTIONS OF THE FOLLOWING DOCUMENT IS INCORPORATED BY REFERENCE INTO PART III
OF THIS ANNUAL REPORT ON FORM 10-K:

ELECTION OF DIRECTORS, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP AND EXECUTIVE COMPENSATION -- CERTAIN
TRANSACTIONS IN THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A IN CONNECTION
WITH REGISTRANT'S 1994 ANNUAL MEETING OF STOCKHOLDERS.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                                                             PAGE
- ---------                                                                                                        ---------
                                                          PART I
       1.  Business............................................................................................          1
      1a.  Executive Officers of Registrant....................................................................         17
       2.  Properties..........................................................................................         19
       3.  Legal Proceedings...................................................................................         19
       4.  Submission of Matters to a Vote of Security Holders.................................................         21
                                                         PART II
       5.  Market for Registrant's Common Equity and Related Stockholder Matters...............................         21
       6.  Selected Financial Data.............................................................................         22
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............         22
       8.  Financial Statements and Supplementary Data.........................................................         47
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................         96
                                                         PART III
      10.  Directors and Executive Officers of the Registrant..................................................         96
      11.  Executive Compensation..............................................................................         96
      12.  Security Ownership of Certain Beneficial Owners and Management......................................         96
      13.  Certain Relationships and Related Transactions......................................................         96
                                                         PART IV
      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................         96

    Unless otherwise specified or unless the context otherwise requires, all information in this Annual Report on Form 10-K is as of the date of execution by I.C.H. Corporation.

                                     PART I

ITEM 1.  BUSINESS.

    I.C.H. Corporation ("ICH," the "Company," or "Registrant") is an insurance holding company that engages primarily in the business of life insurance, accident and health insurance and the sale of annuities through its subsidiary insurance companies (the "ICH Companies"). A chart illustrating ICH's holding company system and identifying each ICH Company as of March 18, 1994 is included under "ICH Holding Company System" at the end of this ITEM 1.

    ICH's business strategy has undergone significant change during the past five years. After pursuing a strategy of growth through leveraged acquisitions, ICH has, since 1989, sold a number of subsidiaries in transactions designed to reduce leverage. Primarily as a result of sales of subsidiaries, ICH's total consolidated assets declined from $9.3 billion at December 31, 1988 to $3.7 billion at year end 1993. In December 1989, ICH sold Great Southern Life Insurance Company, based in Dallas, Texas, to Financial Holding Corporation. In March 1990, ICH sold certain other subsidiaries, including Philadelphia Life Insurance Company, based in Dallas, Texas, and Massachusetts General Life Insurance Company, situated in Denver, Colorado, to Life Partners Group, Inc. In November 1992, ICH sold Bankers Life and Casualty Company ("Bankers") and Bankers' subsidiary, Certified Life Insurance Company ("Certified"), to Bankers Life Holding Corporation ("BLHC"), an affiliate of Conseco, Inc. ("Conseco"). These sales generated liquidity for the retirement of existing debt, and the transactions with Life Partners Group, Inc. and BLHC were structured so that ICH retained an interest in the subsidiaries sold, enabling it to benefit from their future performance and appreciation. With the November 1992 sale of control of Bankers and Certified, ICH also achieved the dual goals of balancing the mix of its life and health insurance business and positioning ICH to restructure its insurance operations.

    Since  year  end  1992,  ICH  has  pursued  a  strategy  of  rebalancing and simplifying its capital structure. The debt reduction ICH had accomplished through December 1992 affected primarily the Company's senior secured loans, which carried the lowest interest rates. During 1993, the Company targeted the more expensive elements of its capital structure. On September 30, 1993, ICH sold its remaining interest in Bankers, represented by 13,316,168 shares of BLHC (approximately 24.4% of those outstanding) to Conseco and one of Conseco's subsidiaries for $287.6 million, resulting in a gain of $197.7 million. The sale of the BLHC stock enhanced the Company's common equity, generated substantial liquidity for use in the Company's capital restructuring and other corporate purposes, and enabled the Company to retire its $5.50 Redeemable Preferred Stock, Series 1987-A, stated value $50 million, held by Conseco's subsidiary. During the fourth quarter of 1993, ICH completed a voluntary exchange offer, pursuant to which it issued $91.2 million 11 1/4% Senior Subordinated Notes due 2003 to existing security holders, in exchange for outstanding notes and debentures; it called for redemption all of its 16 1/2% Senior Subordinated Debentures due 1994 that remained outstanding following the exchange offer; and it redeemed its $8.00 Redeemable Preferred Stock, Series 1987-C, stated value $50 million, that carried a 16% annual dividend rate. At year end 1993, ICH had reduced the amount of its long term debt to $418.0 million, from $1,412.8 million at December 31, 1988, and had a debt to equity ratio of .8 to 1.

    In February 1994, ICH retired its Class B Common Stock, a class of common equity that carried special voting rights in the election of directors. The Class B Common Stock was issued to Consolidated National Corporation ("CNC") in 1985, and enabled CNC to elect 75% of the Company's directors. Effective February 11, 1994, the Company repurchased, for $500,000, all of its Class B Common Stock from CNC, concurrently with CNC's sale of shares of ICH's Common Stock to Torchmark Corporation ("Torchmark") and Stephens Inc. ("Stephens"). The Company and CNC terminated the Management and Consulting Agreement, pursuant to which CNC, through its affiliates, Robert T. Shaw and C. Fred Rice, has provided management services to ICH since 1985, and ICH entered into ten year Independent Contractor and Services Agreements with each of Messrs. Shaw and Rice. As a result of these transactions, the Company now has only one class of common equity, Common Stock, and, as of February 11, 1994, no stockholder beneficially owned 10% or more of the outstanding Common Stock. Torchmark, a diversified insurance and financial services company headquartered in Birmingham, Alabama, and Stephens, an investment banking firm headquartered in Little Rock, Arkansas, are the largest stockholders of the Company, beneficially owning, respectively, 9.78% and 9.74% of the Common Stock of the Company as of February 11, 1994. A representative of each of Torchmark and Stephens has been added to the Company's Board of Directors, filling existing vacancies.

    During 1994, ICH intends to continue to investigate opportunities to improve its capital structure, to reduce the cost of its capital funds, and to strengthen and expand its insurance operations. By May 30, 1994, ICH intends to accomplish the termination of the reinsurance treaties that were entered into in connection with ICH's sale of Marquette National Life Insurance Company ("Marquette") to CNC in 1990, and reacquire Marquette as part of the assets transferred when the reinsured liabilities are recaptured, pursuant to the agreement, dated June 15, 1993, among ICH, CNC and Consolidated Fidelity Life Insurance Company ("CFLIC"), as amended. Upon the successful completion of the recaptures, ICH will retire its senior secured debt, with a $30 million outstanding principal balance, and its Series 1984-A Preferred Stock and Series 1987-B Preferred Stock that are held by CFLIC, the subsidiary of CNC that currently acts as reinsurer under the treaties, in exchange for the preferred stock of CFLIC that ICH acquired when the June 15, 1993 agreement was executed. See the discussion under the heading "Transactions With Consolidated Fidelity Life Insurance Company" appearing in ITEM 7 of this Report. After March 31, 1994, if the recaptures are not complete, CNC will have the right, subject to regulatory approval, to transfer to ICH all of the common stock of CFLIC in exchange for the assets of CFLIC that were to be retained by CNC upon completion of the recaptures. Upon completion of the transactions contemplated by the June 15, 1993 agreement, CNC and its principals, Messrs. Shaw and Rice, will beneficially own less than 3% of the Company's Common Stock, based on shares currently outstanding.

    At December 31, 1993, ICH had short-term investments and readily marketable fixed maturity investments totaling approximately $131.3 million, substantially all of which represents proceeds remaining from the September 1993 sale of BLHC common stock. ICH intends to ultimately deploy these remaining proceeds in its continuing capital restructuring program and for the strengthening and growth of its insurance business and general corporate purposes. The actual uses of the funds will be subject to a number of factors, including developments in the marketplace, regulatory and competitive conditions in the industry, the availability of capital resources and the interest rate environment.

    NOTE: The financial information presented in this Report includes the assets and results of operations of divested companies prior to their sale and, in the case of Bankers and Certified, includes the results of their operations from November 1992 through September 1993, based on the equity method of accounting. For this reason, the financial data presented for years before, during and after the years in which sales of subsidiaries occurred may not be comparable. See Note 2 of the Notes to Financial Statements included in ITEM 8 of this Report on Form 10-K.

INSURANCE OPERATIONS

    The primary ICH Companies actively marketing insurance products are:

    SOUTHWESTERN LIFE INSURANCE COMPANY ("Southwestern"): Headquartered in Dallas, Texas, Southwestern concentrates on the sale of individual life insurance and annuities through general agents and brokers. On the basis of reporting as required by insurance regulatory authorities ("SAP"), Southwestern had total assets of $1,297.7 million at December 31, 1993, and markets products in 39 states, the District of Columbia and Guam.

    UNION BANKERS INSURANCE COMPANY ("Union Bankers"): Headquartered in Dallas, Texas, Union Bankers markets individual health and life insurance products and annuities in 45 states and the District of Columbia through general agents and brokers. It had total assets of $209.2 million at December 31, 1993, based on SAP.

    CONSTITUTION LIFE INSURANCE COMPANY ("Constitution"): Headquartered in Louisville, Kentucky, Constitution currently concentrates on the sale of annuity products through brokers. Licensed in 48 states and the District of Columbia, Constitution had total assets, including separate accounts, of $555.7 million at December 31, 1993, based on SAP.

    PHILADELPHIA AMERICAN LIFE INSURANCE COMPANY ("Philadelphia
American"): Headquartered in Houston, Texas, Philadelphia American markets group life, health and disability insurance and provides fee-based third party administrative services to group plans. Philadelphia American had total assets based on SAP of $78.8 million at December 31, 1993, and conducts business in 47 states, the District of Columbia and the Virgin Islands.

    BANKERS LIFE AND CASUALTY COMPANY OF NEW YORK ("Bankers New York"): Headquartered in Woodbury, New York, this ICH Company concentrates on the sale of life insurance and annuities in eight states through general agents, special marketing groups and relationships with financial institutions. Bankers New York had total assets of $193.5 million at December 31, 1993, based on SAP.

    INTEGRITY NATIONAL LIFE INSURANCE COMPANY ("Integrity"): Headquartered in Louisville, Kentucky, Integrity markets home service life insurance and health insurance through general agents. It had total assets based on SAP of $39.5 million at December 31, 1993, and is licensed in 19 states and the District of Columbia.

    BANKERS MULTIPLE LINE INSURANCE COMPANY ("Bankers Multiple"): With operations based in both Louisville, Kentucky, and Dallas, Texas, Bankers Multiple offers errors and omissions insurance and group and individual health insurance through brokers and by direct mail. It is licensed in all 50 states and the District of Columbia, and had total assets based on SAP of $59.2 million at December 31, 1993.

    The following table summarizes the consolidated premium income and other considerations and the consolidated premium equivalents of ICH during the past three years. Pro forma information is also presented as if the sale of Bankers and Certified had occurred at the beginning of the period presented. Premium income represents gross receipts on the ICH Companies' traditional life and health insurance for individuals and groups, and other considerations consist of policy charges for the cost of insurance, policy administrative charges, surrender charges, and amortization of policy initiation fees relating to universal and interest sensitive life insurance and accumulation products such as guaranteed investment contracts and certain annuities. In contrast, premium equivalents represent gross receipts on universal and interest sensitive life insurance and on accumulation products, less other considerations. Additional information regarding ICH's industry segments is reflected in ITEM 7 and Note 17 of the Notes to Financial Statements and Schedules V and VI of the Financial Statement Schedules included in ITEM 8 of this Report on Form 10-K.

                                                                  YEAR ENDED DECEMBER 31,
                 PREMIUM CATEGORY                    -------------------------------------------------
               (DOLLARS IN MILLIONS)                     1993             1992              1991
- ------------------------------------------------------------------------------------------------------
                               PREMIUM INCOME AND OTHER CONSIDERATIONS
- ------------------------------------------------------------------------------------------------------
Individual life (including premium equivalents)....  $164.0    35%   $  267.9    19%   $  294.9    20%
Less premium equivalents...........................   (46.0)  (10)      (76.3)   (5)      (92.7)   (6)
- ------------------------------------------------------------------------------------------------------
Individual life....................................   118.0    25       191.6    14       202.2    14
Individual health..................................   220.3    46       859.1    62       949.9    63
Group and other....................................   136.5    29       337.4    24       343.3    23
Accumulation products..............................     0.2     0         0.7     0         0.3     0
- ------------------------------------------------------------------------------------------------------
    Total..........................................  $475.0   100%   $1,388.8   100%   $1,495.7   100%
- ------------------------------------------------------------------------------------------------------
                               ACCUMULATION PRODUCT PREMIUM EQUIVALENTS
- ------------------------------------------------------------------------------------------------------
Guaranteed investment contracts....................  $  5.3     6%   $  292.0    63%   $  127.0    46%
Annuities..........................................    84.6    94       168.3    37       148.6    54
- ------------------------------------------------------------------------------------------------------
    Total..........................................  $ 89.9   100%   $  460.3   100%   $  275.6   100%
- ------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------
                                              PRO FORMA
- ------------------------------------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31,
                         PREMIUM CATEGORY                            ---------------------------------
                      (DOLLARS IN MILLIONS)                               1992              1991
- ------------------------------------------------------------------------------------------------------
                               PREMIUM INCOME AND OTHER CONSIDERATIONS
- ------------------------------------------------------------------------------------------------------
Individual life (including premium equivalents)...................   $  185.5    42%   $  201.7    47%
Less premium equivalents..........................................      (60.9)  (14)      (74.4)  (17)
- ------------------------------------------------------------------------------------------------------
Individual life...................................................      124.6    28       127.3    30
Individual health.................................................      216.2    49       231.1    53
Group and other...................................................      103.8    23        72.3    17
Accumulation products.............................................        0.1     0         0.0     0
- ------------------------------------------------------------------------------------------------------
    Total.........................................................   $  444.7   100%   $  430.7   100%
- ------------------------------------------------------------------------------------------------------
                               ACCUMULATION PRODUCT PREMIUM EQUIVALENTS
- ------------------------------------------------------------------------------------------------------
Guaranteed investment contracts...................................   $  292.0    92%   $  127.0    90%
Annuities.........................................................       24.4     8        14.2    10
- ------------------------------------------------------------------------------------------------------
    Total.........................................................   $  316.4   100%   $  141.2   100%
- ------------------------------------------------------------------------------------------------------

    Since 1990, market, economic and regulatory conditions have challenged ICH's strategy of significantly increasing the size of its accumulation business and expanding its life insurance business through internal growth. Investor and consumer confidence in the insurance industry was weakened during 1991 by the much publicized conservatorship proceedings involving Executive Life Insurance Company and Mutual Benefit Life Insurance Company. The commencement of these proceedings in April and July, 1991, respectively, was followed by a series of downgrades in the ratings of a number of insurers by nationally recognized statistical rating organizations. While ratings do not constitute recommendations to buy or sell, and are subject to change or withdrawal at any time, they are considered an important measurement in some markets. Combined with declining interest rates and weak economies in certain regions of the country, these developments inhibited internal growth in the accumulation and life insurance product lines, particularly affecting those insurers that did not have the highest ratings. They prompted state insurance agencies to more aggressively exercise regulatory jurisdiction over insurers and resulted in a national trend to impose stricter capital and surplus requirements and more conservative investment guidelines industrywide.

    The ICH Companies were susceptible to these market, economic and regulatory conditions. The amount of corporate debt remaining from ICH's prior acquisitions, the perceived interdependence of the ICH Companies created by a stacked holding company structure and losses incurred in connection with past investment strategies contributed to a series of ratings downgrades that began in 1991 and continued in 1993, with downgrades by Duff & Phelps Credit Rating Company ("Duff & Phelps") in January 1993, by A.M. Best Company ("A.M. Best") in February 1993 and by Moody's Investors Service ("Moody's") in June 1993. These factors also contributed to increased regulatory oversight of the ICH insurance holding company organization.

    As a result of these downgrades, ICH has a subordinated debt rating of B3 by Moody's and B- by Standard & Poor's Corporation, and a preferred stock rating of Caa by Moody's and CCC+ by Standard and Poor's Corporation (all of which are below investment grade). ICH's lead life insurance subsidiary, Southwestern, has a B++ rating by A.M. Best (very good) and a claims paying rating of A by Duff & Phelps (investment grade), BBB- by Standard & Poor's Insurance Rating Services (adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions) and Ba2 by Moody's (questionable financial security). Integrity has been assigned a rating of B+ and the remaining ICH Companies have been assigned a rating of B++ by A.M. Best.

    Since the November 1992 sale of Bankers and Certified, ICH has concentrated on restructuring its corporate organization, rebalancing and simplifying its capital structure and reducing and refinancing its corporate debt to alleviate the concerns cited by the rating organizations and to restore to the ICH Companies the excellent claims paying ratings they have historically held. The ICH Companies have consolidated operationally, to reduce costs and increase efficiencies. They have redesigned the manner in which they develop and market products, targeting markets and products less sensitive to credit ratings, and they have restructured their insurance holding company organization, from a vertical to a substantially horizontal configuration.

    INDIVIDUAL LIFE INSURANCE

    The ICH Companies underwrite life insurance under a wide variety of conventional and special whole life and interest sensitive policies ("permanent insurance"), as well as ordinary term policies. The following table summarizes the life insurance operations during the past five years. Certain information is separately presented in the table below for the existing ICH Companies and for subsidiaries sold by ICH during the indicated periods. For purposes of the following table, the term "remaining subsidiaries" refers to insurance subsidiaries of ICH that were owned at the end of the specified period.

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
         (DOLLARS IN MILLIONS)              1993        1992        1991        1990         1989
- ----------------------------------------------------------------------------------------------------
In-force at beginning of period(1)(2):
  Total.................................  $ 21,437   $   38,572   $ 39,009   $ 70,774     $ 79,800
  Subsidiaries sold during period.......         0      (15,546)         0    (23,759)     (12,947)
                                          --------   ----------   --------   ----------   ----------
    Remaining subsidiaries..............  $ 21,437   $   23,026   $ 39,009   $ 47,015     $ 66,853
- ----------------------------------------------------------------------------------------------------
Face amount of new business issued
 during period(1):
  Permanent.............................  $    682   $      729   $  2,111   $  2,690     $  6,032
  Term..................................       262          307        706        620        1,534
  Group and other.......................       968          389      1,135        573          878
                                          --------   ----------   --------   ----------   ----------
    Total...............................  $  1,912   $    1,425   $  3,952   $  3,883     $  8,444
- ----------------------------------------------------------------------------------------------------
Termination during period...............  $  1,759   $    2,055   $  4,025   $  4,363     $  6,705
Termination rate(3).....................       8.2%         9.2%      10.4%      10.1%         9.7%
- ----------------------------------------------------------------------------------------------------
In-force at all subsidiaries at end of
 period(1)(2):
  Permanent.............................  $ 14,838   $   15,018   $ 20,607   $ 20,030     $ 44,204
  Term..................................     3,254        3,655      6,124      6,434       13,863
  Group and other.......................     3,306        2,764     11,841     12,545       12,707
                                          --------   ----------   --------   ----------   ----------
    Total...............................  $ 21,398   $   21,437   $ 38,572   $ 39,009     $ 70,774
- ----------------------------------------------------------------------------------------------------
Financial reinsurance assumed at end of
 period(4)..............................  $      0   $        0   $      0   $      0     $  1,321
Financial reinsurance ceded at end of
 period(4)..............................     1,677        2,076      2,808      4,987        6,551
Reinsurance ceded at end of period(5)...     5,658        5,417      8,646      5,440       12,825
- ----------------------------------------------------------------------------------------------------

(1) Excludes participations in group underwriting pools for federal employees (FEGLI) and service personnel (SGLI).
(2)  Includes reinsurance assumed, but before deduction of reinsurance ceded.

(3)  Represents the percentage of  individual direct policies terminated  during
     the   indicated  period  by  lapse,  surrender,  conversion,  maturity,  or otherwise.
(4)  Maintained under  reinsurance  agreements pursuant  to  which  unaffiliated insurers have ceded to, or assumed from, certain ICH Companies large blocks of  life insurance  in force, and  the related policy  reserves and premium income, generally  in return  for  fees. These  agreements are  treated  as financing  arrangements under generally accepted accounting principles, and the in-force  amounts ceded  or assumed  under these  agreements have  been excluded  from the in-force amounts reflected in  the table. See Note 11 of the Notes  to  Financial  Statements  and  Schedule  VI  of  the  Financial
     Statement  Schedules included  in ITEM 8  of this  Report. These agreements will  terminate  during  the  next  few  years,  resulting  in  the  ceding companies' recapture of the reinsured business and policy reserves.
(5)  Excludes reinsurance ceded to other ICH Companies.

    The life insurance products issued by the ICH Companies consist of whole life insurance, which provides policyholders with permanent life insurance and fixed, guaranteed rates of return on the cash value element of policy premiums, and universal and interest-sensitive life insurance policies. The profitability of traditional whole life products and universal and interest-sensitive life policies is dependent on investment income earned, the ultimate underwriting experience and the realization of anticipated unit administrative costs.

    Although the ICH Companies experienced an increased demand for traditional products during 1993, most new individual life insurance sales by the ICH Companies, measured by premium volume, continue to be made under universal and interest-sensitive life policies that provide whole life insurance with adjustable rates of return based on current interest rates. The principal difference between universal and interest-sensitive life insurance policies centers on policy provisions affecting the amount and timing of premium payments. Universal life policies permit policyholders to vary the frequency and size of their premium payments, although policy benefits also may vary. Premium payments under the interest-sensitive whole life policies are not variable by the policyholders.

    The ICH Companies' universal and interest-sensitive life products are marketed to individuals directly and through qualified retirement plans, deferred compensation plans, and employer-sponsored payroll deduction plans. The principal traditional life insurance products sold by the ICH Companies consist of a series of specially designed whole life policies that are marketed primarily to insureds 50 years of age and older and a graded death benefit whole life policy.

    Total sales of individual life insurance by the ICH Companies declined approximately 6% in 1993, compared to declines of 33% in each of 1992 and 1991 (excluding Bankers and Certified). During 1993, the ICH Companies implemented a number of changes in the manner in which their individual life insurance products are developed and marketed to reverse the decline in sales. Southwestern and Union Bankers have created a combined distribution system for most of the ICH Companies' life and health insurance products that are marketed through general agents and brokers, promoting the cross marketing of products and coordinating broker compensation arrangements across product lines to increase the incentives for new life sales. New simplified issue life insurance products have been introduced targeting the senior citizen market and other markets less sensitive to credit ratings, and marketing trends are more closely integrated into the product development process. With these changes, the ICH Companies are focusing on a broader market where there is an increased demand for individual life insurance policies in smaller face amounts.

    In the future, ICH intends to increase the amount of its life insurance business through both internal growth and the acquisition of blocks of business or companies. Factors important in any acquisition transaction will include the synergistic opportunities offered, improved economies of scale, and the projected rate of return on the investment compared with the cost of the Company's capital funds.

    INDIVIDUAL HEALTH INSURANCE

    Substantially all of ICH's consolidated premium income and other considerations for individual health insurance are received from Medicare supplement plans, comprehensive and major medical (collectively, "comprehensive") health plans and long-term care plans. The following table sets forth, by policy type, the amounts and percentages of ICH's consolidated premium income and other considerations for individual health insurance during the indicated periods. The table also provides pro forma information as if the sale of Bankers and Certified had taken place at the beginning of 1992. As shown in the table, ICH sold a substantial portion of its health insurance business in the November 1992 sale of Bankers.

                                          YEAR ENDED DECEMBER 31
     HEALTH POLICY TYPE        ---------------------------------------------     PRO FORMA
    (DOLLARS IN MILLIONS)         1993            1992             1991             1992
- ---------------------------------------------------------------------------------------------
Comprehensive................  $108.1  49%   $ 266.3    31%   $ 349.7    37%   $ 127.6    59%
Medicare Supplement..........  105.5   48      502.2    58      501.0    53       81.6    38
Long-term care...............   6.7     3       90.6    11       99.2    10        7.0     3
- ---------------------------------------------------------------------------------------------
      Total..................  $220.3 100%   $ 859.1   100%   $ 949.9   100%   $ 216.2   100%
- ---------------------------------------------------------------------------------------------

    The ICH Companies currently underwrite Medicare supplement plans, comprehensive health plans and long-term care plans, with an emphasis on the sale of Medicare supplement insurance. Medicare supplement plans provide coverage for the deductible and coinsured portions of Medicare and for major losses exceeding Medicare maximums, and automatically adjust coverages in accordance with changes in Medicare benefits. The comprehensive health plans provide coverage for hospital, medical, and surgical costs within various prescribed policy deductible and coinsurance limits and are marketed primarily to self-employed individuals, other workers who are not fully covered by group health insurance, and early retirees. In addition, cost containment products, which provide specific health insurance benefits up to certain limits, and dreaded disease policies have been designed for those who cannot afford comprehensive coverage or who seek supplemental coverage for specific risks. During 1993, the ICH Companies changed the commission structure and eliminated waiting periods for entry level customers for its Medicare supplement products to further penetrate the senior citizens market. In the "under age" market, the ICH Companies' product development efforts have concentrated on specified risk and cost containment products.

    The ICH Companies entered the long-term care business in late 1985 and market their products to all persons ages 50 through 84. These products are developed to meet the needs of all persons regardless of their stature or income status. To meet regulatory requirements adopted in various states, the ICH Companies developed new long term care plans during 1993, which resulted in an interruption of marketing efforts in some states. Introduced in late 1993, the ICH Companies' new long term care products now offer a full range of benefits for varying periods, including lifetime benefits.

    The comprehensive health plans currently offered by the ICH Companies in many states have certain built-in protections against rising policy claims due to escalating health care costs. Under each of these plans, premiums are increased automatically in accordance with government indices of cost escalation and based on actuarial tables that are keyed to the insured's age at each plan anniversary. In contrast, premiums on many traditional health plans issued by the ICH Companies may not be increased without notice to or approval by insurance regulatory authorities. In addition, as a part of their product development process, the ICH Companies constantly monitor actual claims experience and health medical loss ratios and, subject to regulatory constraints, adjustments are made to the terms of new products as they are developed and the availability of products. Product adjustments include changes to the underwriting criteria used, agent commissions paid, the premiums charged and levels of deductibles. Due to escalating health care costs and marginal profitability, management began deemphasizing sales of comprehensive health plans in late 1990 and has decreased the number of states in which these plans are marketed.

    Federal and state legislation and regulations impose minimum loss ratios with respect to Medicare supplement plans, restrict first year commissions payable to agents and require standardized benefits under and disclosure obligations for Medicare supplement plans. Changes to the Medicare law made by the Omnibus Budget Reconciliation Act of 1990 have had the effect of increasing the regulation of Medicare supplement plans in all states, requiring minimum loss ratios of at least 65%, standardizing benefits to promote comparability of plans, guaranteeing renewability and prohibiting those offering Medicare supplement plans from underwriting for health conditions or claims experience of those who first become eligible for Medicare.

    The health insurance industry faces increasing government regulation as a result of legislative efforts to increase access to health care coverage and adopt measures to contain, and control, escalating health care costs. Health insurance premium increases, selective underwriting procedures, the portability of insurance and exclusions for pre-existing conditions have been the target of many individual and group health insurance reform efforts, at both the state and national levels. See the discussion under "Regulation" appearing in this Item below. These reform efforts have created uncertainty in the health insurance industry, particularly among insurers offering comprehensive health insurance products. With their increased emphasis on supplemental and specified risk health insurance products, the ICH Companies believe they are pursuing a business strategy in their individual health insurance segment that coincides with the essential elements of many of the health care reform efforts currently under consideration. However, ICH currently cannot predict which, if any, of the health care reform proposals under consideration by Congress and the various states will be implemented, whether any additional health insurance measures will be adopted in the foreseeable future or the impact such reform measures ultimately would have on the ICH Companies' existing portfolio of products or their established distribution systems.

    ACCUMULATION PRODUCTS

    The ICH Companies' accumulation products include traditional annuities, which are sold primarily through independent agents and brokers. During 1993, the ICH Companies significantly increased their marketing efforts for annuity products, adopting the strategic goal of using annuities to represent their accumulations business segment.

    In the current interest rate environment, annuities have become attractive as replacements for certificates of deposit. The ICH Companies have promoted the sale of annuities through marketing relationships with established distribution systems targeting the senior citizen market. During 1993, annuities accounted for 94% of the ICH Companies' accumulation product premium equivalents, a trend management expects to continue. Substantially all of ICH's annuity considerations are attributable to sales of flexible premium deferred annuities and single premium deferred annuities. Generally, such flexible premium deferred annuities permit annual payments in such amounts as the holder deems appropriate, and the single premium deferred annuities underwritten by the ICH Companies require a one-time lump sum payment.

    While deciding to emphasize the sale of annuities, the ICH Companies, during 1993, decided to no longer pursue growth in their accumulations business through the sale of guaranteed investment contracts. Constitution, the ICH Company that had been positioned in 1990 to underwrite guaranteed investment contracts, was significantly downsized during 1993 as a part of the restructuring of the ICH insurance holding company reorganization, and no longer actively markets guaranteed investment contract products. A significant amount of Constitution's in force guaranteed investment contract business was terminated in 1992 and 1993, primarily as the result of scheduled maturities and the early termination of contracts.

    GROUP BUSINESS

    Group insurance is highly competitive. Most policies are written on a periodic basis, and competitive bids are often sought prior to renewal. Philadelphia American is the only ICH Company making any significant new sales to groups, although Bankers Multiple continues to underwrite health insurance under an established Association group plan. Many of the factors affecting the profitability of the individual comprehensive health insurance products are equally applicable to group health insurance plans.

    Philadelphia American also provides fee-based administrative services, processing comprehensive health insurance claims under diverse group plans. Philadelphia American does not assume any underwriting risk under its administrative-only arrangements, which are entered into with large and medium-sized employers. Instead, Philadelphia American merely processes and pays claims for an administrative fee, while the employer acts as a self-insurer and provides the policyholder benefits. Philadelphia American also provides groups with managed care plans, under which it develops a network of providers with negotiated cost controls and administers group claims and makes available stop loss coverage for group benefits. The total claims administered by Philadelphia American under these fee-based administrative arrangements increased from $288.9 million during 1992 to $310.7 million during 1993.

    Many states have considered and enacted small group insurance reform legislation. While the definitions used and requirements imposed vary significantly from state to state, typical components of legislation targeting small group insurance reform include community rating, limitations on underwriting, restrictions on exclusions for pre-existing conditions and restrictions on rate increases. If enacted by Congress, national health care reform legislation could significantly change the manner in which group business is conducted.

    Philadelphia American incurred significant losses in its group business during 1993, resulting in pre-tax operating losses of $12.9 million with respect to the ICH Companies' group and other business for the year. See the discussion under the subheading "Group and Other Insurance" under "Analysis of Operating Results by Industry Segment" in ITEM 7 of this Report, which discussion is incorporated herein by reference, for an analysis of the factors contributing to the losses. Due to the unprofitable performance of its group insurance plans during 1993 and the uncertainties created by the currently proposed national health care reform efforts, Philadelphia American intends to further de-emphasize the sale of fully insured traditional indemnity group plans in favor of fee-based administrative services and managed health care programs.

    MARKETING

    The ICH Companies are collectively licensed to sell their insurance products in all 50 of the United States and in certain protectorates of the United States. The following table identifies those states which accounted for 5% or more of the subsidiaries' 1993 combined direct premiums from life, health, and annuity sales to residents in such states.

                                          Percentage
                                     1993 Direct Premiums
                 -------------------------------------------------------------
                            5% to 10%             11% to 15%     16% or More
- ------------------------------------------------------------------------------
                 California, Illinois, New
Life             Jersey, New York                              Texas
- ------------------------------------------------------------------------------
Health           Florida, Indiana                  Illinois    Texas
- ------------------------------------------------------------------------------
                                                               Florida, New
Annuities                                                      York, Texas
- ------------------------------------------------------------------------------
Total business   Florida, Illinois, New York                   Texas
- ------------------------------------------------------------------------------

    As of year end 1993, individual life and health insurance products offered by the ICH Companies are sold primarily through more than 11,000 independent agents. Substantially all independent agents selling insurance products for the ICH Companies also represent other insurers. Group insurance is sold principally through independent agencies that are assisted by group sales staffs employed by an ICH subsidiary, and alternate funded plans are marketed directly by employees of an ICH Company.

    The ICH Companies develop their marketing programs essentially on three levels. First, the ICH Companies design competitive insurance products for targeted markets that provide an appropriate return over the life of the product. Factors considered in designing insurance products include insurance regulatory requirements, underwriting limitations, federal income tax laws, and competitive features like premium rates, rates of return, and other policy benefits. Secondly, the subsidiaries develop facilities and support staffs designed to provide superior services to agents and policyholders. Thirdly, the ICH Companies adopt competitive agent compensation arrangements that are intended to provide incentives for the agents to increase their production of new insurance and to promote continued renewals of in-force insurance written through them. Historically, these incentives have involved awards, overrides, and compensation scales that escalate with production and provide additional commission payments for renewal business.

    During 1993, the ICH Companies centralized the marketing strategy for most of the ICH Company individual life and health insurance products that are distributed through general agents and brokers. Southwestern and Union Bankers now offer their products through shared distribution systems, with agent and broker compensation packages coordinated across product lines. Southwestern has terminated its exclusive marketing arrangements for individual life insurance products, and has eliminated broker compensation based solely on insurance in force, with no emphasis on new production.

    UNDERWRITING

    The ICH Companies employ professional underwriting staffs and have adopted and follow detailed underwriting procedures designed to assess and quantify insurance risks before issuing life and health insurance policies to individuals and groups. Except with respect to Medicare supplement insurance, which is heavily regulated, the underwriting practice of each ICH Company is to require medical examinations (including blood tests, where permitted) of applicants for certain health insurance and for life insurance in excess of prescribed policy amounts. These requirements vary according to the applicant's age and by policy type, and streamlined procedures have been developed based on the amount and type of coverage sought. The ICH Companies also rely on medical records and each potential policyholder's written application for insurance. In issuing health insurance, the ICH Companies use information from the application and, in some cases, inspection reports, physician statements, or medical examinations to determine whether a policy should be issued as applied for, issued with reduced coverage under a health rider, or rejected.

    Acquired Immunity Deficiency Syndrome ("AIDS") claims identified to date, as a percentage of total claims, have not been significant for ICH's subsidiaries. Evaluating the impact of future AIDS claims under the life and health insurance policies issued by ICH is extremely difficult, in part due to the insufficient and conflicting data regarding the number of persons now infected by the AIDS virus and uncertainty as to the speed at which the disease may spread through the general population. The ICH Companies have implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

    INVESTMENTS

    The ICH Companies derive a substantial portion of their income from investments. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, may require divestiture of assets contravening these restrictions. At December 31, 1993, based on statutory insurance accounting practices, intercompany investments in equity securities of ICH's subsidiaries constituted approximately 19.53% of the combined adjusted capital and surplus of ICH's insurance subsidiaries. These intercompany investments have been eliminated, in accordance with generally accepted accounting principles, in the financial statements appearing in this Form 10-K.

    The following table summarizes, for the indicated periods, certain results of the investments of ICH and its consolidated subsidiaries. See ITEM 7 for a description of factors affecting the comparability of the indicated periods.

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                       (DOLLARS IN MILLIONS)                              1993           1992           1991
- ----------------------------------------------------------------------------------------------------------------
Average cash and invested assets(1).................................   $  2,845.2     $  4,035.8     $  4,138.9
Net investment income...............................................        195.6          333.1          370.8
Average yield(2)....................................................          6.9%           8.3%           9.1%
Realized investment gains (losses)..................................         34.8         (119.1)         (26.4)
Change in unrealized investment gains (losses)(3)...................          1.6           22.2            4.8
- ----------------------------------------------------------------------------------------------------------------

(1) Represents the average of the aggregate cash and invested assets amounts at the beginning and end of the period, excluding intercompany investments.
(2) Represents net investment income divided by the average cash and invested assets for the period.
(3) Generally represents increases or decreases in the value of equity securities carried at fair value at the end of each period presented. In 1992 and 1993, includes difference in amortized cost and fair value of available for sale fixed maturities, adjusted for the change in amortization of deferred policy acquisition costs that would have been recorded had the Company realized such gains. Unrealized investment gains are reflected net of deferred income taxes.

    The investments of the ICH Companies are managed under the supervision of management and of each company's board of directors. See the discussion under the heading "Investment Portfolio" in ITEM 7, and Note 5 of the Notes to Financial Statements appearing elsewhere in this Form 10-K, which are incorporated herein by reference, for information about the composition and performance of ICH's investment portfolio. Diversification of risk, asset-liability management and reduction of the Company's exposure to losses arising from prepayments of collateralized mortgage obligations are key elements of the Company's investment policies.

    Beginning in 1992, the ICH Companies have relied increasingly on independent investment advisors in the management of their investments. Conseco Capital Management, Inc., the investment advisory subsidiary of Conseco, provides investment management services to the ICH Companies; it managed approximately $430 million of their investments during 1993. Westridge Capital Corporation managed the investment of approximately $42 million of the assets and hedged the risk for one of Constitution's accumulation products during 1993. New England Asset Management, Inc. provides advice in the management of substantially all of the remaining investment portfolios of the ICH Companies and advised the ICH Companies in connection with the sale of a substantial portion of their residual and interest-only collateralized mortgage obligations to, and the reinvestment of a portion of the proceeds from the sale in trust certificates sold by, Fund America Investors Corporation II in July 1993.

    REINSURANCE

    In keeping with industry practices, the ICH Companies reinsure with unaffiliated insurance companies and, to a lesser extent, other ICH Companies portions of the life and health insurance and annuities underwritten by them. Under most of the subsidiaries' reinsurance arrangements, new insurance and annuity sales are reinsured automatically rather than on bases that would require the reinsurer's prior approval. Generally, the ICH Companies enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit their maximum loss on large or unusually hazardous risks, including risks that exceed the ICH Companies' respective policy-retention limits currently ranging up to $500,000 per insured. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. The ceding insurer remains responsible for policy claims on the reinsured business to the extent the reinsurer fails to pay such claims.

    CFLIC, a subsidiary of CNC, reinsures certain annuity business written by Bankers and Southwestern, under reinsurance agreements that were entered into in connection with ICH's 1990 sale of Marquette to CNC. On June 15, 1993, ICH, CNC and CFLIC entered into an agreement that gives ICH the right, and under which ICH has the obligation, to negotiate the termination of these reinsurance agreements. See the discussion under the heading "Transactions With Consolidated Fidelity Life Insurance Company" appearing in ITEM 7 of this Form 10-K, which discussion is incorporated herein by reference. ICH, CNC and CFLIC have agreed with Torchmark and Stephens that the reinsurance agreements will be terminated by May 30, 1994, and CNC will have the right to transfer its ownership interest in CFLIC to ICH, in exchange for designated assets of CFLIC, if the recaptures are not completed by March 31, 1994. The termination of the reinsurance agreements is dependent on the completion of successful negotiations and the receipt of all required regulatory approvals.

    In a few instances, ICH's subsidiaries have reinsured blocks of insurance policies to provide funds for enhancing surplus, financing acquisitions and other purposes. Under these financing arrangements, statutorily determined profits on the reinsured business are accelerated through the reinsurer's payment of ceding commissions representing the present value of profits on the business over the reinsurance period. During 1993, the ICH Companies reduced by $13.1 million the financial reinsurance ICH Companies had obtained during 1991. In addition, a surplus relief treaty between an ICH Company and a third party reinsurer was terminated as a part of the restructuring of the ICH holding company organization that was completed September 29, 1993.

    Historically, reinsurance has not had a significant effect on ICH's consolidated results of operations, with net ceded premium income and other considerations representing 5% or less of total premium income and other considerations in each of the past three years.

    ADMINISTRATIVE OPERATIONS

    The administration operations of most of the ICH Companies are consolidated through Facilities Management Installation, Inc. ("FMI"), the service corporation subsidiary of ICH. Functioning as the employer of substantially all of the employees performing services in ICH's insurance operations, FMI provides management and administrative services to the ICH Companies directly and through arrangements with third parties. Claims administration, risk underwriting, regulatory compliance and development and marketing of insurance products are performed on the basis of function or business segment. A significant portion of the data processing services required in the administrative operations of the ICH Companies is provided by a third party vendor.

    Because of the operational interrelationships among the ICH Companies, the sales of subsidiaries in prior years have required changes in the administrative operations of various ICH Companies, including changes in executive responsibilities and personnel requirements. The complete separation of the operations of the ICH Companies and the subsidiaries previously sold occurred in 1993, with the expiration of the servicing arrangements that were entered into when the former subsidiaries were sold in 1989 and 1990. Following a full-scale review, the administrative operations of the ICH Companies have been reorganized to remove inefficiencies, redundancies and excess capacities, and the operations of several ICH Companies have been consolidated across product lines in a primary location under a common management team.

    COMPETITION

    The insurance industry is highly competitive, with approximately 2,000 life and health insurance companies in the United States. Certain large insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of the ICH Companies. Financial and claims paying ratings assigned to insurers by the nationally recognized independent rating agencies, always a key ingredient, have in some markets become preemptive, especially in the area of accumulation products. The ICH Companies also are encountering increased competition from banks, securities brokerage firms, and other financial intermediaries marketing insurance products and other investments such as savings accounts and securities.

    The ICH Companies compete primarily on the basis of experience, size, accessibility, cost structure and pricing, claims responsiveness, product design and diversity, service and distribution. ICH believes that its insurance subsidiaries are generally competitive based on premium rates and service, have longstanding relationships with their agents, and offer a diverse portfolio of products.

REGULATION

    STATE INSURANCE REGULATION.   The discussion  under the heading  "Regulatory
Environment" appearing under ITEM 7 of this Report on Form 10-K is incorporated herein by reference.

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. In addition, some states have already enacted health care and insurance reforms and others continue to consider additional reforms. Among the proposals under consideration in Congress and some state legislatures are insurance market reforms to increase the availability of group health insurance to small business and control the cost of insurance, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. Reform legislation proposed by the Clinton administration would ultimately guarantee universal access to health care coverage and create purchasing alliances for government established health care plans. Alternative legislative proposals that have been developed to reform the health care system have goals ranging from universal access to health care coverage through managed competition to health care cost containment through, among other things, health insurance reform. ICH currently cannot predict what impact health care reform proposals will have on the health insurance industry, whether any additional health insurance measures will be adopted in the foreseeable future or, if adopted, whether such reform proposals or measures will have a material effect on its operations.

    Certain subsidiaries of ICH have entered into agreements with state insurance departments which impose restrictions or reporting requirements in connection with their operation of business or their payment of dividends. In management's view, none of these regulatory agreements have adversely affected the insurance business of the ICH Companies.

    In conjunction with the receipt of the approval of the Texas Department of Insurance required for the restructuring of the ICH insurance holding company organization in September 1993, ICH and its Texas-based subsidiaries, Southwestern and Union Bankers, entered into an agreement with the Texas Department of Insurance, which superseded the regulatory agreement they had entered into on March 31, 1993. Among other things, the agreement with the Texas Department of Insurance requires ICH, Southwestern and Union Bankers to provide the Texas Department with designated information on an on-going basis; requires Southwestern to provide 30 days prior notice of any stockholder dividend, to limit the amount it invests in private placement securities, and to not invest in interest-only collateralized mortgage obligations; and requires 30 days prior notice of any financial reinsurance transaction or acquisition of business through assumption reinsurance by either Southwestern or Union Bankers. The agreement with the Texas Department also addresses the reinsurance agreements under which CFLIC reinsures business written by Southwestern, and provides that any recapture of the reinsured business by Southwestern can occur only after receipt of the written concurrence of the Texas Department. In March 1993, ICH had agreed with the Texas Department to develop a plan addressing the enhancement and diversification of the asset portfolio supporting the reserve liabilities reinsured by CFLIC, and in June 1993 ICH entered into an agreement with CFLIC and CNC giving ICH the authority, and responsibility, for negotiating the termination of CFLIC's reinsurance agreements.

    In connection with the restructuring of the ICH holding company organization in September 1993, Constitution and the Kentucky Department of Insurance terminated a stipulation that required Constitution to maintain adjusted surplus of at least $100 million or discontinue the sale of insurance. Primarily as a result of actions taken in connection with the restructuring, as reported in its annual statutory financial statements, Constitution had approximately $55.6 million in adjusted surplus (statutory capital and surplus plus the asset valuation reserve) as of December 31, 1993.

    ICH's subsidiary, Modern American Life Insurance Company ("Modern American"), signed an agreement with the Missouri Department of Insurance in December 1992 that, among other things, currently restricts Modern American's ability to invest in securities of affiliates and requires Modern American to obtain the consent of the Missouri Department before paying any stockholder dividends. During 1992, Modern American also agreed with the Florida Department of Insurance that it would suspend writing insurance and not enter into any reinsurance agreements in Florida.

    FEDERAL INCOME TAXATION. ICH's life insurance subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates income from all sources, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes the maximum corporate tax rate of 35% and imposes a corporate alternative minimum tax at a 20% rate. SEE Note 13 of the Notes to Financial Statements included in ITEM 8 of this Report on Form 10-K. Beginning in 1992, ICH and its subsidiaries file life-nonlife consolidated federal income tax returns.

    Amendments to the Code adopted in 1990 require the capitalization and amortization over a ten year period of certain policy acquisition costs incurred in connection with the sale of certain insurance products. Prior tax laws permitted these costs to be deducted as they were incurred. This new rule applies to the life, health and annuity business issued by the ICH Companies. By deferring deductions, this new rule has the effect of increasing the current tax incurred, and decreasing deferred taxes payable by a corresponding amount. The lost after-tax earnings caused by accelerating the current tax liability is the primary effect of this provision on the statutory net income of ICH's insurance subsidiaries.

    Certain proposals to make additional changes in the federal income tax laws and regulations affecting insurance companies or insurance products continue to be considered at various levels in the United States Congress and the Internal Revenue Service. ICH currently cannot predict whether any additional tax reform measures will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.

    RESERVES. In accordance with applicable insurance laws, ICH's insurance subsidiaries have established and carry as liabilities actuarial reserves to meet their respective policy obligations. Life insurance reserves, when added to interest thereon at certain assumed rates and premiums to be received on outstanding policies, are calculated to be sufficient to meet policy obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality and interest rates. Reserves maintained for health insurance include the unearned premiums under each policy, reserves for claims that have been reported but are not yet due, and reserves for claims that have been incurred but have not been reported. Furthermore, for all health policies under which renewability is guaranteed, additional reserves are maintained in recognition of the actuarially calculated probability that the frequency and amount of claims will increase as the attained age of the insured increases. The ICH Companies maintain reserves on reinsured business once it is assumed by them and take credit for reserves on reinsured business after it is ceded to other insurers by them. Reserves for the assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

    The reserves carried in the financial statements included elsewhere in this Form 10-K are calculated based on generally accepted accounting principles and may differ from those specified by the laws of the various states and carried in the statutory financial statements of the insurance subsidiaries. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation, and the use of the level premium reserve method on all insurance business. In addition, beginning in 1993, to the extent the ICH Companies remain primarily liable for benefits on policies which have been ceded to other insurers, the reserve credits taken for regulatory reporting purposes are eliminated under generally accepted accounting principles. See Note 1 of the Notes to Financial Statements included in ITEM 8 of this Report on Form 10-K for certain additional information regarding reserve assumptions under generally accepted accounting principles.

EMPLOYEES

    At March 1, 1994, ICH and its subsidiaries employed a total of approximately 1,320 persons, excluding agents, who are not employees but are independent contractors.

ICH HOLDING COMPANY SYSTEM

    ICH was organized in 1966 as a Missouri corporation and was reincorporated in Delaware during 1977. The following chart summarizes as of March 18, 1994 the relationships among ICH and its significant subsidiaries. Each percentage used in the chart represents the parent's percentage ownership interest in the outstanding voting securities of the respective subsidiary company. The years in which ICH formed, or acquired more than 50% of, the indicated subsidiaries are set forth parenthetically.

                                   [GRAPHIC]
    The above chart reflects the restructuring of the ICH insurance holding company system, from a vertical to a substantially horizontal structure, that was effected September 29, 1993. The restructuring was designed to increase the financial independence of the ICH Companies and reduce the effect of multi-jurisdictional regulation that results when insurance subsidiaries are held indirectly, through other insurance subsidiaries.

- ---------

    *The following companies are direct or indirect subsidiaries of ICH, but do not have any significant operations: American MedCAP Inc.; BML Agency, Inc.; BML Agency, Inc. of Ohio; Dallas Insurance Services Company; I.C.H. Financial Services, Inc.; Independence National, Inc.; Investment Dissolution Corporation; Philadelphia American Property Company; Quail Creek Communications, Inc.; Quail Creek Recreation, Inc.; Quail Creek Water Company, Inc.; REO Holding Corporation; Southeast Title & Insurance Company; and Western Pioneer Corporation.

    Prior to the restructuring, Southwestern and Philadelphia American were held by ICH indirectly through Modern American, and Union Bankers, Bankers Multiple, Bankers New York, and Constitution were held by ICH indirectly through Southwestern. By virtue of the restructuring, which involved a series of transactions including the retirement of debt and equity securities, the payment of dividends, the termination of a reinsurance agreement between Modern American and Constitution, and the execution of a new reinsurance agreement between Modern American and Southwestern, Modern American eliminated its investment in securities of affiliates, Southwestern reduced its investment in insurance subsidiaries to Constitution and Bankers New York, and ICH made its ownership of its insurance subsidiaries more direct. The restructuring was completed following the receipt of approvals by the Missouri, Texas, Illinois, Kentucky and Pennsylvania Insurance Departments. See ITEM 2 of this Form 10-K for a description of an appeal of the approvals granted by the Missouri Department of Insurance.

ITEM 1A.  EXECUTIVE OFFICERS OF REGISTRANT.

    Set forth below is certain information regarding the current executive officers of I.C.H. Corporation as of March 1, 1994.

    ROBERT L. BEISENHERZ, age 48. Chairman of the Board and Chief Executive Officer since October 1992, a director since March 1992 and President since February 1992. Mr. Beisenherz served as Executive Vice President of ICH from June, 1990, when he joined ICH, until February 1992. Throughout 1991 and until his election as President in February 1992, Mr. Beisenherz also served as an executive officer of subsidiaries of Consolidated National Corporation. For the previous 17 years, he was a consulting actuary with Lewis & Ellis, Inc., consulting actuaries, Dallas, Texas.

    JOSEPH P. CROWLEY, age 49. Senior Vice President -- Group Marketing and Claims since March 1993. Mr. Crowley has served as President of ICH's subsidiary, Philadelphia American Life Insurance Company, since 1984 and President and Chief Operating Officer since 1987. He is responsible for the group and managed care operations of Philadelphia American and, during 1993, he was also responsible for overseeing individual health claims.

    ROBERT C. GREVING, age 42. Senior Vice President and Chief Actuary since September 1992. Mr. Greving joined the ICH organization in 1990 and serves as Executive Vice President, Chief Actuary and a director of ICH's subsidiary, Southwestern Life Insurance Company, and as an officer of various other ICH subsidiaries. Mr. Greving was a Senior Vice President and Actuary of American Founders Life Insurance Company from January 1988 until July 1990.

    American Founders Life Insurance Company was placed under protective receivership by the Texas Insurance Department from April 14, 1989 until its release on September 19, 1989. The commencement of the supervisory proceedings was prompted by the Chapter 11 bankruptcy of its ultimate parent, American Continental Corporation.

    JOHN T. HULL, age 50. Executive Vice President since March 1993 and Treasurer since 1983. Mr. Hull served from 1983 to 1993 as Senior Vice President and from 1979 to 1982 as the chief accountant for ICH and certain of its affiliates. He has served since 1983 as Treasurer of several ICH subsidiaries.

    W. SHERMAN LAY, age 54. Executive Vice President -- Operating Companies since September 1993. Mr. Lay served as Senior Vice President from 1986 until 1993 and has served as an officer of various affiliates of ICH since 1971. Mr. Lay serves as an officer and a director of various ICH insurance subsidiaries, including the position of Chief Executive Officer of Philadelphia American, President of Constitution Life Insurance Company and, since October 1993, President of Southwestern.

    EDWARD R. MEKEEL, JR., age 47. Executive Vice President and Chief Financial Officer since September 1992. Mr. Mekeel also serves as a director and chief financial officer of various ICH subsidiaries. Before joining ICH in 1992, Mr. Mekeel was employed as the Senior Vice President and Chief Financial Officer and a director of First Capital Life Insurance Company from July 1989 until October 1991, and from August 1983 until June 1989, he was employed as the Senior Vice President and Controller of Mutual Benefit Life Insurance Company and served as an officer and director of various of its affiliates.

    In May 1991, the California Commissioner of Insurance commenced involuntary conservatorship proceedings against First Capital Life Insurance Company while Mr. Mekeel was still an executive officer and director. When the Commissioner was appointed Conservator, Mr. Mekeel was appointed one of the conservation managers, a function he performed until his employment relationship ended in October 1991.

    C. FRED RICE, age 55. Senior Executive Vice President--Marketing and Real Estate since 1985. A director since 1975 and a member of the Executive
Committee, Investment Committee, Compensation Committee, and Stock Option Committee, Mr. Rice is an employee of CNC. Mr. Rice has served as Vice President, Secretary, and a director of CNC since 1984. He also has served since 1970 as an officer and director of various affiliates of ICH. Mr. Rice currently serves as a director of Financial Benefit Group, Inc.

    H. DON RUTHERFORD, age 57. Senior Vice President--Individual Marketing since March 1993. Mr. Rutherford joined Union Bankers Insurance Company in 1967, and serves as Senior Executive Vice President and Senior Marketing Officer of that subsidiary. Mr. Rutherford serves as Marketing Director for the individual life and health products of ICH's insurance organization.

    SHERYL G. SNYDER, age 47. Executive Vice President since March 1992 and General Counsel since December 1990. Mr. Snyder had been a partner of the law firm of Wyatt, Tarrant & Combs, Louisville, Kentucky since 1978 and associated with the firm since 1973. He has served as president of the Louisville and Kentucky State Bar Associations.

    Officers are elected by the Board of Directors of ICH and hold office until their respective successors are duly elected and qualified. All of the executive officers of ICH are employed by its wholly-owned subsidiary, Facilities Management Installation, Inc., except Mr. Rice.

    Set forth below is certain information regarding other former directors and/or executive officers of ICH.

    PHILLIP  E. ALLEN,  age 63.  Vice Chairman of  the Board  and Secretary from
April 1990 until his retirement in May 1993. Mr. Allen served as Secretary of ICH from 1986 and as an officer and director of various affiliates of ICH from 1983 until his retirement. He served as General Counsel of ICH and certain of its affiliates from 1978, and as Executive Vice President--Corporate Operations of ICH from 1983, until his election as Vice Chairman of the Board of ICH in April, 1990. Mr. Allen continues to provide services to the Company pursuant to the Retirement/Retainer Agreement he and the Company entered into at the time of his retirement.

    THOMAS J. BROPHY, age 58. Executive Vice President from 1986 until September 1993. Mr. Brophy served as President of Southwestern from June 1990, and as its Chief Operating Officer from 1987, until September 1993. From 1987 until 1990, he was Senior Executive Vice President of Southwestern. Mr. Brophy was employed by Great Southern Life Insurance Company from 1974 until the closing of ICH's sale of Great Southern in December 1989 and served as Senior Executive Vice President and Chief Operating Officer of Great Southern from 1983 until such closing.

    FMI had an administrative services agreement with Mutual Security Life Insurance Company ("MSL") when, on October 5, 1990, the Indiana Insurance Department placed MSL in rehabilitation. Under the agreement, FMI provided administrative services for a closed block of business written by MSL, and to facilitate the performance of these services, Mr. Brophy was appointed, in April 1990, a Vice President of MSL, to serve without compensation or other benefit. While the Indiana Office of Rehabilitation requested FMI to continue providing the administrative services after the rehabilitation proceedings were commenced, Mr. Brophy immediately resigned as an officer of MSL, effective October 9, 1990.

    ROBERT T. SHAW, age 59, served as Chairman of the Board from 1975 and Chief Executive Officer from 1975 to 1989 and from February 1992 until his resignation in October 1992. He also served from 1966 until 1992 as an officer and director of various affiliates of ICH. Mr. Shaw is an employee of CNC and has served as President, Treasurer, and a director of CNC since 1984. Throughout 1993, Mr. Shaw provided services to ICH by virtue of CNC's management and consulting agreement with ICH, and he currently provides services pursuant to a ten year Independent Contractor and Services Agreement he and the Company entered into February 11, 1994.

ITEM 2.  PROPERTIES.

    The following table sets forth certain information regarding the principal physical properties of I.C.H. Corporation and its subsidiaries as of March 1, 1994. A 2,600-acre residential and recreational real estate development in Perry Park, Kentucky is owned by ICH. ICH's subsidiaries own certain real estate located in Chicago, Illinois, which was acquired from Bankers Life and Casualty Company at the time of its sale in November 1992, and an office building with 129,000 square footage, at 2551 Elm Street, Dallas, Texas, where Union Bankers Insurance Company was formerly headquartered; they also hold, for investment purposes, certain real estate, none of which is included in the table below.

               PRINCIPAL                         HEADQUARTERS            SQUARE          OWNED
                COMPANY                            LOCATION              FOOTAGE       OR LEASED
- ---------------------------------------  -----------------------------  ---------  -----------------
I.C.H. Corporation                       100 Mallard Creek Road,         21,800    Leased, expiring
                                         Suite 400                                     May 2000
                                         Louisville, Kentucky 40207
Philadelphia American Life Insurance     3121 Buffalo Speedway           221,000         Owned
 Company                                 Houston, Texas 77098
Southwestern Life Insurance Company and  500 North Akard Street          182,000   Leased, expiring
 Union Bankers Insurance Company         Dallas, Texas 75201                         November 1995
Bankers Life and Casualty Company of     65 Froehlich Farm Blvd.         14,400    Leased, expiring
 New York                                Woodbury, New York 11797                   February, 1997

ITEM 3.  LEGAL PROCEEDINGS.

    Modern American Life Insurance Company is a Defendant in a class action lawsuit filed by William D. Castle and others on or about May 14, 1993 in the Circuit Court of Jackson County, Missouri, styled WILLIAM D. CASTLE, ET AL. V. MODERN AMERICAN LIFE INSURANCE COMPANY, CV93-10275 (the "CASTLE case"). The suit purports to be brought on behalf of a class of persons who own what Plaintiffs denominate as charter contracts, issued by life insurance companies merged into or acquired by Modern American Life Insurance Company and its predecessors. The petition alleges breach of contract, and seeks declaratory judgment, costs, expenses and such other relief as the Court deems appropriate. As an alternative, the petition seeks rescission.

    On or about October 12, 1993, the Plaintiffs in the CASTLE case also filed a lawsuit in the Circuit Court of Cole County, Missouri, naming Modern American and the Director of the Missouri Department of Insurance (the "Missouri Director") as Defendants. The second lawsuit, styled ROBERT J. MEYER, ET AL. V. JAY ANGOFF, DIRECTOR OF THE MISSOURI DEPARTMENT OF INSURANCE AND MODERN AMERICAN LIFE INSURANCE COMPANY, CV193-1331CC (the "MEYER case"), is an appeal from the regulatory proceedings before the Missouri Department of Insurance, by which Modern American received regulatory approvals required for it to participate in the restructuring of the ICH insurance holding company organization. The restructuring was completed on or about September 29, 1993. The Plaintiffs in the MEYER case are seeking reversal or remand of the Director's order of approval. The Cole Circuit Court has determined that it will review the Department's decision on the record pursuant to Missouri's administrative procedure act.

    Modern American believes it has meritorious defenses to both the CASTLE and MEYER cases and intends to defend both cases vigorously.

    A subsidiary of ICH, together with six other solvent parties, has been notified by the Texas Natural Resource Conservation Commission (formerly known as the Texas Water Commission) that it is a potentially responsible party under Texas environmental legislation with respect to certain property owned by that subsidiary and leased to a third party in Texas. That property is part of a tract of approximately 17 acres that allegedly has been contaminated with creosote. The potentially responsible parties have engaged an environmental consulting firm to investigate the extent of the contamination and develop a clean-up plan, after which the costs of the clean-up can be estimated. The Phase I Remedial Investigation was completed during the first half of 1993, and the Phase I Remedial Investigation Technical Memorandum (Phase I Report) was finalized by the end of 1993. Phase II of the Remedial Investigation and the risk assessment are to be performed during 1994. ICH's subsidiary has agreed to pay 6% of the cost of the investigation, and a former ICH subsidiary, which ICH has agreed to indemnify, has also agreed to pay 6% of the cost of the investigation. There is no agreement among the potentially responsible parties with regard to any responsibility for or the allocation of costs of any remedial action which may ultimately be determined necessary. A potentially responsible party brought an action, TOWNE SQUARE ASSOCIATES AND MILLENNIUM III REAL ESTATE CORPORATION V. GSV PROPERTIES, ET AL., Cause No. 91-15951, filed November 1991 in the 250th Judicial District, Travis County, Texas, naming the other potentially responsible parties defendants, including ICH's subsidiary and former subsidiary. ICH's subsidiary and former subsidiary asserted a counter-claim against the plaintiff as well as the other defendants, contesting their status as potentially responsible parties and seeking contribution and/or indemnity. The claims between the plaintiff and ICH's subsidiary and former subsidiary have now been resolved and the Texas Natural Resource Conservation Commission is contesting the Court's jurisdiction over the remaining claims.

    ICH and Robert L. Beisenherz, Chairman and Chief Executive Officer of the Company (collectively "the Company"), as well as Robert T. Shaw, former Chairman of the Company, and certain former affiliates of the Company, were added by an Amended Complaint, filed December 3, 1993, as Defendants in a lawsuit pending in Marion Circuit Court in Indianapolis, Indiana. MUTUAL SECURITY LIFE INSURANCE COMPANY, BY ITS LIQUIDATOR, JOHN F. MORTELL V. JAMES M. FAIL, EMILY S. FAIL, JACK A. GOCHENAUR, ALVIN R. TOWNSEND, SR., JANICE T. TOWNSEND, CHARLES D.
CASPER, HARRY T. CARNEAL, CLIFFORD G. SMITH, KATHERYN F. SMITH, THOMAS K. PENNINGTON, MICHAEL BOEDEKER, MELVIN R. SCHOCK, LIFESHARES GROUP, INC.,
LSC-MARKETING, INC., LIFESHARES SERVICES COMPANY, MICHAEL S. LANG, LANG ASSOCIATES, INC., BETA FINANCIAL CORPORATION, THE OKLAHOMA BANK, ROBERT T. SHAW, CONSOLIDATED NATIONAL CORPORATION, I.C.H. CORPORATION, BANKERS LIFE AND CASUALTY COMPANY, MARQUETTE NATIONAL LIFE INSURANCE COMPANY, ROBERT L. BEISENHERZ, MARILYN BEISENHERZ, THEODORE L. KESSNER, AND CROSBY, GUENZEL, DAVIS, KESSNER & KUESTER (the "MUTUAL SECURITY case"). On January 3, 1994, the suit was removed to the United States District Court, the Southern District of Indiana at Indianapolis, Case No. IP94-0001 C. A motion to remand the MUTUAL SECURITY case back to State Court, filed by the Plaintiff Liquidator, is currently pending. The Plaintiff, the Commissioner of Insurance, who had been appointed Liquidator of Mutual Security Life Insurance Company ("MSL") pursuant to a Final Order of Liquidation, entered on December 6, 1991, alleges in the amended complaint that the Defendant Fail and others acquired control of MSL through a series of transactions, and misused assets of MSL to acquire control of Bluebonnet Savings Bank, FSB, thereby contributing to the insolvency of MSL. The allegations against the Company arise primarily from a loan that was made to James Fail in 1989 by Bankers Life and Casualty Company, at that time a subsidiary of the Company. The Plaintiff alleges that the Company and others are liable for the acts of James Fail under doctrines of joint venture and conspiracy, including alleged violations of the Racketeer Influenced & Corrupt Organizations Act ("RICO"), 18 U.S.C. Section 1961, ET SEQ. The complaint seeks unspecified compensatory damages, treble damages, costs, attorney fees and all other appropriate relief. Pleadings responsive to the Amended Complaint have not yet been filed, and discovery has not yet commenced. The Company believes it has meritorious defenses to the MUTUAL SECURITY case and intends to defend the suit vigorously.

    Except as described above, ICH and its subsidiaries are not parties, and their property is not subject, to any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses. SEE
Note  12 of the  Notes to Financial  Statements included elsewhere  in this Form
10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock of I.C.H. Corporation is listed for trading on the American and Chicago Stock Exchanges under the symbol "ICH". The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock as reported by the American Stock Exchange.

                                                                        HIGH       LOW
- ----------------------------------------------------------------------------------------
1992:
  First quarter.....................................................    6 3/8     3
  Second quarter....................................................    4 3/4     3
  Third quarter.....................................................    4 1/2     3
  Fourth quarter....................................................    4 7/8     3 1/2
1993:
  First quarter.....................................................    7 1/4     3 3/4
  Second quarter....................................................    7 3/8     4 9/16
  Third quarter.....................................................    6 3/4     4 7/8
  Fourth quarter....................................................    6 3/4     4 3/4
- ----------------------------------------------------------------------------------------

    At March 18, 1994, 47,834,739 shares of Common Stock of ICH were outstanding and were owned of record by approximately 52,000 stockholders. No cash dividends have been declared by ICH on its Common Stock since 1985. ICH anticipates that it will continue for the foreseeable future to follow a policy of retaining substantially all its earnings, and that as a result no cash dividends on the Common Stock will be declared. Certain indentures currently restrict ICH from declaring or paying dividends on its capital stock in excess of specified amounts, and ICH's senior secured loan agreement prohibits the payment of cash dividends on Common Stock. See the discussion under the heading "Liquidity and Capital Resources--Parent Company" in ITEM 7 and Note 3 of the Notes to Financial Statements included in ITEM 8 in this Form 10-K.

    On February 11, 1994, ICH repurchased from Consolidated National Corporation 100,000 shares of the Class B Common Stock of ICH, representing all of the shares of that class authorized, issued and outstanding. As a result of that repurchase, ICH is no longer authorized to issue Class B Common Stock. No cash dividends had been declared on the shares of ICH's Class B Common Stock since 1985.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth for the indicated periods selected historical financial information for ICH and its consolidated subsidiaries. Such information should be read in conjunction with the consolidated financial statements of ICH, and the related notes and schedules, included elsewhere herein. Factors affecting the comparability of certain indicated periods are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7.

                                                                       YEAR ENDED DECEMBER 31,
               (DOLLARS IN MILLIONS,                  ----------------------------------------------------------
               EXCEPT PER SHARE DATA)                  1993(1)       1992      1991(2)       1990        1989
- ----------------------------------------------------------------------------------------------------------------
Revenues............................................  $  1,082.4  $  1,740.3  $  1,887.6  $  1,826.5  $  1,870.8
Operating earnings (loss)...........................       211.9        50.9        25.4       (11.4)     (348.8)
Net earnings (loss).................................       203.3        46.5        34.2        (5.6)     (346.2)
Net earnings (loss) applicable to common stock......       174.5        15.7         3.4       (36.4)     (377.0)
- ----------------------------------------------------------------------------------------------------------------
Per common share data:
  Primary:
    Operating earnings (loss).......................  $     3.82  $      .42  $     (.11) $     (.88) $    (7.81)
    Net earnings (loss).............................        3.64         .33         .07        (.76)      (7.76)
  Fully diluted:
    Operating earnings (loss).......................        3.53         .42        (.11)       (.88)      (7.81)
    Net earnings (loss).............................        3.38         .33         .07        (.76)      (7.76)
  Common stockholders' equity.......................        5.55        1.88        1.16         .99        2.04
  Cash dividends....................................      --          --          --          --          --
- ----------------------------------------------------------------------------------------------------------------
Balance sheet data at end of period:
  Total assets......................................  $  3,697.9  $  3,868.1  $  5,598.2  $  5,474.1  $  8,599.0
  Long-term debt....................................       418.0       543.3       706.1       781.6     1,179.6
  Stockholders' equity..............................       495.2       419.2       384.9       376.7       427.7
  Common stockholders' equity.......................       265.9        90.0        55.7        47.5        98.5
- ----------------------------------------------------------------------------------------------------------------

(1) Net earnings in 1993 includes charges for the cumulative effect to January 1, 1993 of a change in the method of accounting for postretirement benefits totaling $1.8 million, or $(.04) per share, and the cumulative effect at December 31, 1993 of a change in accounting for certain debt and equity securities totaling $4.9 million, or $(.10) per share.
(2) Net earnings in 1991 include a benefit for the cumulative effect to January 1, 1991 of a change in the method of accounting for income taxes totaling $8.8 million, or $.18 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following is an analysis of the results of operations and financial condition of ICH and its consolidated subsidiaries. The consolidated financial statements and related notes and schedules included elsewhere in this Form 10-K should be read in conjunction with this analysis.

RECENT EVENTS AND OTHER FACTORS

    During 1993, ICH successfully completed the sale for cash of its interest in Bankers Life Holding Corporation ("BLHC"), completed an exchange offer for a substantial portion of its debt scheduled to mature over the next several years, significantly reduced its and its subsidiaries' exposure to the risks associated with highly volatile mortgage-backed securities, and realized significant gains from the sale of investments in CCP Insurance, Inc. ("CCP Insurance"). These transactions resulted in a significant improvement in ICH's financial position, and the sale of the interest in BLHC provided ICH with substantial liquidity with which to meet its financial obligations. In addition, ICH completed the restructuring of its insurance holding company system, reduced its subsidiaries' dependence on financial reinsurance by in excess of 40%, and began the process of terminating significant reinsurance arrangements with an affiliated company. ICH utilized a portion of the proceeds from its sale of BLHC and cash remaining from its sale of Bankers Life and Casualty Company ("Bankers") in 1992 to further reduce some of the more expensive components of its capital structure. In management's opinion, ICH made significant progress in improving its relationship with regulatory authorities, and continued progress in consolidating the operations of its Texas-based insurance subsidiaries and in further reducing operating expenses. The successes in 1993 were offset, in part, by lower than anticipated earnings from continuing operations and additional losses and writedowns in the Company's investment portfolio. Subsequent to year-end, in February 1994, ICH purchased and retired its Class B Common Stock which had given its previous holders the ability to elect 75% of the members of ICH's Board of Directors. Following is an analysis of these various events and factors, including management's assessment of their impact on the financial position and liquidity of ICH, as well as management's future expectations.

SALE OF INVESTMENT IN BANKERS LIFE HOLDING CORPORATION

    At year-end 1992, ICH's subsidiaries held direct and indirect common equity interests in BLHC totaling approximately 39.9%. Such interests had been acquired in conjunction with the sale of ICH's subsidiary, Bankers, in November 1992. During the first quarter of 1993, ICH acquired such interests from its subsidiaries. Effective March 31, 1993, BLHC completed an initial public offering of 19.55 million shares of its common stock, or an aggregate 35.8% interest in BLHC, at $22 per share. Proceeds of the offering, after underwriting expenses, approximated $405 million. Effective the same day, Conseco Capital Partners, L.P. ("CCP") announced a plan of dissolution and BLHC common shares held by CCP were subsequently distributed to the respective partners. ICH received 2,917,318 shares of BLHC common stock as a result of such distribution, increasing its direct ownership in BLHC common stock to 13,316,168 shares, or approximately 24.4% of BLHC's outstanding common shares following the offering. ICH reflected a pre-tax gain on the BLHC offering totaling approximately $99.4 million, primarily representing ICH's equity in the net proceeds of such offering. BLHC utilized a portion of the offering proceeds to redeem certain of its outstanding securities, including $50 million stated value of BLHC preferred stock and $34.7 million principal amount of BLHC junior subordinated notes held by ICH's subsidiaries. Because a portion of the purchase price paid for such investments had been allocated to ICH's common equity investments in BLHC, such redemptions resulted in additional pre-tax gains totaling approximately $8.3 million.

    On September 30, 1993, ICH sold its investment in BLHC to Conseco, Inc. ("Conseco") and one of Conseco's subsidiaries for $287.6 million cash. ICH utilized $50 million of the proceeds to redeem $50 million stated value of its Series 1987-A Preferred Stock held by a Conseco subsidiary. The sale of the BLHC shares resulted in a pre-tax gain totaling approximately $197.6 million. For financial reporting purposes, the gains resulting from BLHC's offering and the sale of ICH's remaining interest in BLHC totaling approximately $297.0 million have been reflected as a single line item in the 1993 statement of earnings. ICH continued to reflect its equity in the operating results of BLHC through the date of sale.

    Effective March 31, 1993, Bankers and an ICH subsidiary terminated a reinsurance agreement under which Bankers had previously ceded substantially all of its directly underwritten participating life insurance business to ICH's subsidiary. Assets, primarily fixed maturities and cash, with a fair value of approximately $163.6 million were transferred to Bankers and Bankers assumed policy liabilities on the reinsured business totaling approximately $186.2 million. ICH realized a gain on the termination of the reinsurance agreement totaling approximately $22.6 million which has been reflected in other income in the 1993 statement of earnings.

CHANGES IN CAPITAL STRUCTURE

    During 1993, ICH completed an exchange offer for a portion of its outstanding debt and significantly reduced some of the more expensive components of its debt and equity structure. Subsequent to year-end, a significant transaction occurred affecting control of the Company.

    As discussed above, $50 million stated value of ICH's Series 1987-A Preferred Stock was redeemed in conjunction with the sale of the interest in BLHC. In addition, on December 2, 1993, ICH redeemed for $50 million cash all of its Series 1987-C Preferred Stock at its stated value. These redemptions reduced ICH's annual preferred dividend requirements by $13.5 million.

    Utilizing a portion of the proceeds from the sale of BLHC and cash remaining from the sale of Bankers in 1992, ICH retired all of the remaining $124.9 million principal amount of its 16 1/2% Senior Subordinated Debentures due 1994 ("Debentures") during 1993. Approximately $37.5 million of the Debentures were redeemed through a scheduled sinking fund payment in January 1993, an additional $37.5 million were called in March 1993 at a price of 101.84% of the amount redeemed, approximately $4.1 million were exchanged for new debt of the Company in November 1993, and the remaining Debentures were redeemed at par effective for financial reporting purposes as of December 30, 1993. Interest savings on the retired Debentures, excluding the exchanged debt, will approximate $20.2 million annually.

    In November 1993, ICH completed an exchange offer whereby $4.1 million of the Debentures and $87.1 million of its 11 1/4% Senior Subordinated Notes due 1996 ("Old Notes") were exchanged for $91.2 million of 11 1/4% Senior Subordinated Notes due 2003 ("New Notes"). See Note 3 of the Notes to Financial Statements for additional information regarding terms of the New Notes. Prior to the exchange offer, ICH and its subsidiaries held $46.8 million of the Old Notes which can, at ICH's option and upon repurchase of the $34.1 million of such Old Notes held by its subsidiaries, be utilized to partially satisfy its first $100 million sinking fund obligation relative to the Old Notes on December 1, 1994. The results of the exchange offer provided ICH additional flexibility in meeting such sinking fund obligation, since the amount of the Old Notes exchanged for New Notes can, also at ICH's option, be taken into consideration in determining what portion, if any, of the Old Notes it wishes to redeem through operation of the sinking fund. Assuming ICH utilizes its available Old Notes and defers sinking fund payments by an amount equivalent to the Old Notes which were exchanged, ICH would not have any sinking fund obligation in 1994 and its obligation in 1995 would total $66.1 million. Alternatively, and assuming its ability to generate the required liquidity, ICH may, at its option, determine to retire up to $100 million of the Old Notes at their par value through operation of the sinking fund in each of 1994 and 1995. ICH also has the option of calling any portion of the Old Notes at a 3% premium through November 30, 1994, and at a 2% premium during the following twelve month period. Thereafter, the Old Notes may be called at their par value.

    On February 11, 1994, ICH purchased all of the 100,000 shares of its Class B Common Stock from Consolidated National Corporation ("CNC") for total cash consideration of $500,000. The Class B Common Stock had entitled CNC to elect 75% of ICH's Board of Directors and, by virtue of such voting power, CNC was considered to be ICH's controlling shareholder. The Class B Common Stock was immediately cancelled and retired following ICH's purchase. Concurrently, Stephens Inc. ("Stephens") and Torchmark Corporation ("Torchmark") purchased 4,457,000 shares and 4,667,000 shares, respectively, of ICH Common Stock from CNC. Stephens is an investment banking firm with its principal offices located in Little Rock, Arkansas, and Torchmark is a diversified insurance and financial services company headquartered in Birmingham, Alabama. One officer each from Stephens and Torchmark was elected to fill vacancies on the ICH Board of Directors. In addition, a management and services agreement between ICH and CNC was cancelled, and new ten-year services agreements were entered into with the two principal shareholders of CNC. As a result of these transactions and the transactions with Consolidated Fidelity Life Insurance Company as described below, CNC's ownership in ICH will be reduced to approximately one million shares, or 2%, of ICH's outstanding Common Stock. Management believes these transactions are significant for various reasons. Most importantly, management believes that ICH's access to both debt and equity capital markets has previously been limited because of the control position held by CNC through the Class B stock, and that the retirement of the Class B stock and considerable reduction in CNC's holdings of ICH Common Stock could ultimately enhance ICH's ability to refinance its currently outstanding debt.

TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE COMPANY

    Effective June 15, 1993, ICH entered into an agreement (the "Agreement") which initiated the process of terminating certain reinsurance arrangements involving Consolidated Fidelity Life Insurance Company ("CFLIC"), a subsidiary of CNC. The reinsurance arrangements involve certain annuity business with reserves totaling approximately $330.0 million as of December 31, 1993, which was transferred by a subsidiary of ICH, Southwestern Life Insurance Company ("Southwestern"), to an unaffiliated reinsurer in 1990. The unaffiliated reinsurer, in turn, transferred the business to another CNC subsidiary, Marquette National Life Insurance Company ("Marquette"). In 1991, Marquette transferred the annuity business to CFLIC.

    The reinsurance arrangements have been under review by the Texas Department of Insurance ("Texas Department") and, in March 1993, ICH and Southwestern agreed with the Texas Department that they would, among other things, develop a plan to enhance and diversify the assets supporting the liabilities reinsured by CFLIC, including possibly recapturing the reinsured annuity business. The recapture is subject to negotiations with the unaffiliated reinsurer and approval by the Texas Department.

    CNC and CFLIC agreed to structure the proposed recapture in a manner that will permit ICH to redeem or retire certain of its outstanding securities, provided that CFLIC would be allowed to retain certain assets following the recapture. CFLIC holds ICH's senior secured debt, with a current balance of $30 million, which it acquired in 1992 from ICH's bank lenders. In addition, CFLIC holds approximately $22.2 million stated value of ICH's Series 1984-A Preferred Stock, $7 million stated value of Series 1987-B Preferred Stock, and 620,423 shares of ICH's Common Stock.

    CFLIC also intends to terminate another reinsurance arrangement under which business written by Bankers is reinsured by CFLIC. Under terms of the Agreement, ICH is responsible for the negotiation on CFLIC's behalf of both the Southwestern and Bankers recaptures and the management of the affairs of CFLIC and Marquette, including management of their investments, until the recaptures are effected. Upon completion of the recaptures, CFLIC will have no remaining insurance business.

    To facilitate the recaptures of the reinsured business, ICH acquired $63 million of CFLIC preferred stock in exchange for its ownership interest in certain investments with an estimated fair value as of June 15, 1993, of $63 million, including its ownership in a limited partnership (HMC/Life Partners, L.P.) and 83% of ICH's ownership interest in I.C.H. Funding Corporation ("ICH Funding"). ICH Funding is a special purpose entity that was formed in 1992 to hold ICH's residual interest in a pool of mortgage-backed securities acquired from Bankers. The CFLIC preferred stock is non-redeemable and non-voting with cumulative 6% annual dividends that are payable "in-kind" until the recaptures are completed. ICH and CFLIC anticipate that the assets received by CFLIC from ICH in consideration for the preferred stock, along with other assets held by CFLIC, including its ownership in Marquette, will be transferred to Southwestern upon recapture of the annuity business. Following the recaptures, CFLIC is obligated to repurchase its preferred stock by transferring its ownership interest in the ICH debt and preferred securities and additional assets to ICH. Upon their receipt, ICH intends to retire the ICH securities.

    For financial reporting purposes, no gain or loss was recognized on the transfer of assets to CFLIC. The Agreement identifies the specific assets and liabilities plus, subject to certain conditions, an amount of cash that will be retained by CFLIC following the recaptures. All remaining assets held by CFLIC, including the ICH securities, will revert to ICH in redemption of CFLIC's preferred stock. As a consequence, ICH will benefit or suffer the consequences to the extent of any appreciation or depreciation in the value of the assets transferred to CFLIC. At December 31, 1993, ICH has reflected its investment in the CFLIC preferred stock at its approximate fair value of $54 million, or $9 million less than the value assigned to such preferred stock at June 15, 1993. The reduction in fair value between the two dates was primarily attributable to a decline in the fair value of the 83% interest in ICH Funding transferred to CFLIC.

    Management believes the transactions with CFLIC will be beneficial for several reasons. In addition to eliminating $30 million in scheduled debt principal requirements, the redemption or retirement of the ICH securities will reduce ICH's interest and preferred dividend requirements by approximately $5.4 million annually. Further, the recapture of the Southwestern annuity business will substantially eliminate the possibility for conflicts of interest between CNC and its subsidiaries and ICH. Management's present goal is to complete the transactions with CFLIC as soon as possible.

RESTRUCTURING OF ICH HOLDING COMPANY SYSTEM

    In September 1993, ICH completed the restructuring of its insurance holding company system, from a vertical to a substantially horizontal structure. The restructuring was designed to increase the financial independence of ICH's subsidiary insurance companies and reduce the effect of multi-jurisdictional regulation that results when such subsidiaries are held indirectly, through other insurance subsidiaries. In the process of such restructuring, a surplus debenture due to ICH from a subsidiary with an outstanding principal balance of $105.8 million was retired and added to ICH's investment in its subsidiaries. As a consequence, there are no remaining surplus debentures due to ICH from its subsidiaries. The restructuring is expected to facilitate more accurate analysis and understanding of the Company by ratings agencies, securities analysts, and regulators, and will permit the direct payment of dividends from subsidiaries to ICH in future periods. Following such restructuring, ICH's subsidiaries affected by the restructuring have maintained risk-based capital levels substantially in excess of those required by applicable regulatory authorities.

RATINGS

    ICH's subordinated debt and preferred stock are rated by various nationally recognized statistical rating organizations, such as Moody's Investors Service, Inc. ("Moody's") and Standard and Poor's Corporation ("S&P"). These agencies, along with Duff & Phelps Credit Rating Company ("Duff & Phelps"), have also rated the claims paying ability of certain of ICH's insurance subsidiaries. In addition, A.M. Best, an agency specializing in the rating of insurance companies, has assigned ratings to each of ICH's insurance subsidiaries. Over the last two years, substantially all of the ratings issued by these agencies have reflected ratings downgrades. Virtually all ratings downgrades experienced by ICH and its subsidiaries were attributed to high or continuing leverage at the parent company level.

    Moody's has rated ICH's subordinated debt at "B3" and its preferred stock at "Caa," both of which are below investment grade. S&P has rated ICH's debt at "B-" and its preferred stock at "CCC+," both of which are also below investment grade. Southwestern has been assigned claims paying ratings of "Ba2" by Moody's (questionable financial security), "BBB-" by S&P (adequate financial security, but capacity to meet policyholder obligations susceptible to adverse economic and underwriting conditions) and "A" by Duff & Phelps (high claims paying ability). A.M. Best has assigned "B++" ratings (very good) to all of ICH's significant insurance subsidiaries.

    The ratings assigned to ICH by ratings agencies have a significant effect on ICH's ability to borrow funds, as well as the interest rates that ICH must pay in order to borrow funds. The claims paying ratings assigned to ICH's subsidiaries could have a significant effect on a given subsidiary's ability to market its products, as well as its ability to retain its presently existing insurance in force. Except for an increase in the level of withdrawals of guaranteed investment contracts ("GICs") as discussed in "Liquidity and Capital Resources -Insurance Operations," management does not believe that ICH's insurance subsidiaries have experienced more than normal policy surrenders and withdrawals as a result of the ratings downgrades received in 1992 and 1993. In addition and notwithstanding such ratings downgrades, total new business produced by ICH's insurance subsidiaries, excluding GIC business, increased in 1993 as compared to 1992.

    Substantially all of ICH's and its subsidiaries' present ratings were issued prior to ICH's sale of its investment in BLHC, the restructuring of its insurance holding company system, the completion of its debt exchange offer, the retirement of its remaining Debentures, and the redemptions of $100 million in preferred stocks and the Class B Common Stock. Management believes, as a result of these previously discussed events, that the financial condition of ICH and its insurance subsidiaries has significantly improved and that, as a result, the possibility exists for upgrades in such financial and claims paying ratings. ICH has arranged for meetings with all applicable rating agencies in March 1994, but there can be no assurance that ICH's or its subsidiaries' ratings will be upgraded following such meetings.

REGULATORY ENVIRONMENT

    ICH's insurance subsidiaries are subject to comprehensive regulation in the various states in which they are authorized to do business. The laws of these states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, to regulate trade practices, reserve requirements, the form and content of policies, and the type and amount of investments, and to review premium rates for fairness and adequacy. These supervisory agencies periodically examine the business and accounts of ICH's insurance subsidiaries and require them to file detailed annual financial statements and reports prepared in accordance with statutory accounting practices. In addition, as an insurance holding company, ICH is also subject to regulatory oversight in the states in which its insurance subsidiaries are domiciled.

    Primarily as a result of the failures of several large insurance holding companies during the past few years, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have enacted legislation that has altered, and in many cases increased, state authority to regulate insurance companies and their holding company systems. Further, some Congressional leaders have proposed legislation which could result in the federal government's assuming some role in the regulation of the insurance industry. In light of these developments, the National Association of Insurance Commissioners (the "NAIC") and state insurance regulators have also become involved in the process of re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, the accounting for reinsurance transactions, uniform investment laws and the adoption of risk-based capital requirements. In addition, in connection with its accreditation of states to conduct periodic examinations, the NAIC has encouraged and persuaded states to adopt model NAIC laws on specific topics, such as holding company regulations, the structure of reinsurance transactions, and the definition of extraordinary dividends. During 1992 and continuing in 1993, in part as a result of these activities, ICH's insurance subsidiaries became subject to substantially more oversight by insurance regulators, and such increased oversight will likely continue in 1994 and future periods.

    During 1992, a special working group (the "Group") of the NAIC, which included the representatives of seven states, conducted an extensive review of the operations and financial condition of ICH and CNC and their respective insurance subsidiaries. Retaining the services of an independent accounting firm, other than ICH's public accountants, the Group placed particular emphasis on reviewing transactions between related parties and major transactions with certain other unaffiliated companies, differences between GAAP and statutory reporting practices, cash flow projections, off-balance sheet risks and non-traditional investments, and the insurance subsidiaries' risk-based capital requirements. In December 1992, based on their review of the findings, the Group advised ICH they had material concerns about asset quality and the cash flow position of ICH. The asset quality concerns were discussed in detail in ICH's 1992 Annual Report on Form 10-K and, as indicated in such discussion, substantially all of the Group's concerns had already been addressed by ICH. Management believes that the Group's concerns regarding ICH's cash flow position were effectively overcome in 1993 by the sale of ICH's investment in BLHC and the successful completion of ICH's debt exchange offer. As a result of these events and the resolution of remaining asset quality concerns, the Group's utilization of other independent accountants to review the affairs of ICH and its subsidiaries has been effectively eliminated and management believes that regulators from the states in which ICH's insurance subsidiaries are domiciled were significantly more cooperative in granting the required approvals for ICH to accomplish the restructuring of its insurance holding company system. The Group has nevertheless indicated that it will likely continue to monitor, to the extent it deems appropriate, the activities and the operations of ICH and CNC and their respective insurance subsidiaries. However, based on the progress made to date in resolving concerns expressed by the Group, management does not anticipate that ICH will encounter any regulatory difficulty in proceeding with its corporate objective to grow its insurance operations through strategic acquisitions or other means.

    Life insurance companies are generally required under statutory accounting rules to maintain an asset valuation reserve ("AVR") which consists of two components: a "default component" to provide for future credit-related losses on fixed income investments and an "equity component" to provide for losses on all types of equity investments, including real estate. Life insurance companies are also required to maintain an interest maintenance reserve ("IMR"), which is credited with the portion of realized capital gains and losses from the sale of fixed maturity investments attributable to changes in interest rates. The IMR is required to be amortized against statutory earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold and there are no limitations as to the amounts which can be accumulated in the IMR. At December 31, 1993, the AVR of ICH's insurance subsidiaries totaled $45.0 million. The IMR of such subsidiaries was insignificant. Increases in the AVR and the IMR do not reduce either statutory or GAAP operating income, but result in a reduction in the statutory surplus of ICH's insurance subsidiaries.

    Historically, insurance companies have been required to satisfy the minimum capital requirements of the states in which such companies were domiciled. Such minimum capital requirements tended to be relatively small, fixed dollar amounts that bore little, if any, reflection of the size of the company or the nature and diversification of the risks taken by the company. Over the past several years, the NAIC and various states have undertaken projects to develop risk-based capital ("RBC") requirements for insurance companies and model laws that would provide the framework for triggering a range of regulatory options in the event an insurance company failed to maintain adequate RBC levels. Effective with statutory annual statements filed for the year ending December 31, 1993 and thereafter, each life insurance company is required to calculate, utilizing NAIC formulas, their level of targeted adjusted capital. Such NAIC formulas focus on
1) asset impairment risks, 2) insurance risks, 3) interest rate risks, and 4) general business risks. A risk-based capital ratio ("RBC ratio") is then determined based on the company's level of adjusted capital and surplus, including AVR and other adjustments, to its targeted adjusted capital.

    In states which have adopted the NAIC regulations, the new RBC requirements provide for four different levels of regulatory attention depending on an insurance company's RBC ratio. The "Company Action Level" is triggered if a company's RBC ratio is less than 200% but greater than or equal to 150%, or if a negative trend has occurred (as defined by the regulations) and the company's RBC ratio is less than 250%. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's RBC ratio is less than 150% but greater than or equal to 100%. At the Regulatory Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's RBC ratio is less than 100% but greater than or equal to 70%, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's RBC ratio is less than 70%, and the regulatory authority is mandated to place the company under its control.

    Management   believes  that  the  levels   of  capital  in  ICH's  insurance
subsidiaries is sufficient to meet RBC requirements. Based on the NAIC's formulas, the RBC ratios for all but one of ICH's life insurance subsidiaries, based on financial statements as filed with regulatory authorities, exceeded

325% at December 31, 1993. One subsidiary's RBC ratio approximated 250% and management is in the process of evaluating alternatives to achieve at least a 300% RBC ratio for such subsidiary by year-end 1994.

    From time to time, assessments are levied on ICH's insurance subsidiaries by life and health guaranty associations in states in which they are licensed to do business. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. ICH's insurance subsidiaries, other than Bankers and Certified, paid assessments of $3.2 million, $2.2 million and $1.2 million in the years 1993, 1992 and 1991, respectively. Bankers and Certified paid assessments of $.6 million and $1.7 million for the ten months ended October 31, 1992 and the year 1991, respectively. Although the economy and other factors have recently caused the number and size of insurance company failures to increase, based on information currently available, ICH believes that any future assessments are not reasonably likely to have a material adverse effect on its insurance subsidiaries.

INVESTMENT PORTFOLIO

    ICH pursues an investment strategy principally designed to balance the duration of investment assets against the liabilities of its insurance subsidiaries for future policy and contract benefits and, under certain circumstances, to manage its exposure to changes in market interest rates. Over the past several years, ICH has taken steps to restructure its investment portfolio in order to improve the overall quality of the portfolio. While these actions have resulted in substantially reduced exposure to credit risks, average yields have decreased from 9.1% in 1991 to 8.3% in 1992 and 6.9% in 1993. As a result of the investment portfolio restructuring, substantial investments were made in mortgage-backed securities and collateralized mortgage obligations in 1991 which were highly sensitive to subsequent changes in market interest rates and which contributed to the decline in investment yields. Further, the overall decline in market interest rates over the past several years has had a significant impact on ICH's ability to maintain the level of earnings on its invested assets.

    In accordance with applicable insurance laws, ICH's insurance subsidiaries maintain substantial portfolios of investment assets that are held, in large part, to fund their future contractual obligations to policyholders. In structuring these portfolios, ICH has emphasized, and expects to continue to emphasize, investments in fixed maturities. In addition, ICH has maintained significant levels of short-term investments to meet its liquidity needs. Since 1991, fixed maturities and short-term investments have represented more than 75% of ICH's consolidated investments, while no other category of investment represented more than 10%. Additional information regarding the categories and amounts of ICH's investment assets is reflected in Note 5 of the Notes to Financial Statements.

    During 1993, the NAIC initiated the process of drafting a model investment act. In general, the currently drafted investment act is substantially more restrictive than the present investment laws of the states in which ICH's insurance subsidiaries are domiciled. Management cannot predict with any certainty whether or when such a model investment act will be adopted and whether such act will "grandfather" certain existing investments. However, if adopted, it is likely that such model investment act will significantly limit the types of investments that can be made by ICH's insurance subsidiaries in future periods, as well as the amounts that can be invested in various investment categories, and could result in an overall reduction in investment yields.

    Prior to 1992, ICH had carried all of its fixed maturities at amortized cost (less permanent declines), because management had stated its intent and believed ICH had the ability to hold all such investments to their ultimate maturities. If a determination was made to dispose of particular fixed maturity investments, the carrying values of such investments were adjusted to the lower of cost or market value. In 1992, management evaluated ICH's investment strategy, specifically in light of the sale of Bankers and ICH's need for liquidity. Based in part on ICH's decision to retain three independent investment advisors during 1992 to manage in excess of $1 billion of its investments, management determined that ICH's fixed maturities would be classified into three categories effective December 31, 1992. Fixed maturity investments which were determined to be readily marketable were classified as "actively managed" and adjusted to their fair value through an adjustment to unrealized investment gains and losses in stockholders' equity. Those investments which ICH intended to sell, primarily certain mortgage-backed securities, were classified as "held for sale" and were adjusted to their fair value (if lower than cost) through a charge to earnings. Certain private placement securities which were not readily marketable and which ICH had both the ability and the positive intent to hold to maturity were classified as "held to maturity" and carried at amortized cost.

    In April 1993, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 expands the use of fair value accounting for certain investments in debt and equity securities and requires that financial institutions classify their fixed maturity investments into three categories. Fixed maturity investments that an entity has the positive intent and ability to hold to maturity are to be classified as "held to maturity" and will continue to be reported at amortized cost. Fixed maturity and equity investments available for sale, which may or may not be traded before maturity, are to be marked to their current value, with any unrealized gains and losses reported as a separate component of stockholders' equity. Finally, fixed maturity and equity investments held only for trading must be marked to their current value, with any unrealized gains or losses reflected in earnings. SFAS No. 115 is required to be adopted for 1994 financial statements, but earlier adoption is encouraged. In 1993, ICH adopted the provisions of SFAS No. 115 and has categorized its fixed maturity and equity investments into two categories, available for sale and held to maturity. At year-end 1993, ICH and its subsidiaries did not hold any securities which would meet the criteria of being classified in a trading category. In its 1992 balance sheet, ICH has reclassified its "actively managed" and "held for sale" fixed maturities as available for sale.

    ICH's fixed maturity portfolio generally includes government and corporate debt securities and mortgage-backed securities. Historically, this portfolio has been structured in part to balance desirable yields with credit concerns. ICH has concentrated its fixed maturity investments within categories that are rated investment-grade, while in certain instances holding selected noninvestment-grade securities that provide higher yields. ICH classifies its high-yield securities as noninvestment-grade if they are unrated or are rated less than BBB-by S&P or Baa by Moody's. Based on such classifications, ICH's noninvestment-grade fixed maturities represented 4.0% of ICH's consolidated investment portfolio at year-end 1993 as compared to 3.8% at year-end 1992 and 4.7% at year end 1991. Following is a summary of fixed maturity investments segregated by investment quality based on S&P ratings and the two categories of such investments as reflected in ICH's consolidated balance sheet at December 31, 1993 (in millions):

                                                         AVAILABLE     HELD TO                             PERCENT OF
                                                          FOR SALE   MATURITY AT    TOTAL     PERCENT OF      TOTAL
                                                          AT FAIR     AMORTIZED     FIXED     TOTAL FIXED   INVESTED
INVESTMENT QUALITY(1)                                      VALUE        COST      MATURITIES  MATURITIES     ASSETS
- ----------------------------------------------------------------------------------------------------------------------
AAA....................................................  $    654.3   $     2.0   $    656.3        38.2%        24.9%
AA.....................................................       244.1                    244.1        14.2          9.2
A......................................................       463.7                    463.7        27.0         17.6
BBB+...................................................        77.5                     77.5         4.5          2.9
BBB....................................................        76.0                     76.0         4.5          2.9
BBB-...................................................        93.1                     93.1         5.4          3.5
                                                         ----------  -----------  ----------       -----          ---
  Total investment-grade...............................     1,608.7         2.0      1,610.7        93.8         61.0
                                                         ----------  -----------  ----------       -----          ---
BB+....................................................        23.5                     23.5         1.4           .9
BB and BB-.............................................        42.2                     42.2         2.4          1.6
B and Below............................................        17.3        24.1         41.4         2.4          1.5
                                                         ----------  -----------  ----------       -----          ---
  Total noninvestment-grade............................        83.0        24.1        107.1         6.2          4.0
                                                         ----------  -----------  ----------       -----          ---
    Total fixed maturities.............................  $  1,691.7   $    26.1   $  1,717.8       100.0%        65.0%
- ----------------------------------------------------------------------------------------------------------------------

(1) Bonds not rated by S&P are classified according to the rating assigned to them by the NAIC as follows: for the purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B and Below."

    Investments in noninvestment-grade debt securities generally have greater risks than investment-grade securities. Risk of loss upon default by the borrower is greater with noninvestment-grade securities because these securities are generally unsecured and often are subordinated to other creditors of the issuers, and because the issuers have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recessions or increasing interest rates, than are investment-grade issuers.

    ICH's subsidiaries hold substantial investments in mortgage-backed securities and collateralized mortgage obligations (collectively, "CMOs"). These investments generally offer relatively high yields and, because of the quality of the underlying collateral, are usually given the highest ratings by S&P and Moody's. Beginning in late 1990 and continuing through 1991 management utilized a strategy of investing in CMOs to enhance the credit quality of ICH's investment portfolio without incurring a reduction in investment yields. At year-end 1993, CMO's totaling $798.1 million represented 46.5% of ICH's fixed maturity investments and 30.2% of total invested assets. Of this amount, $709.2 million represented conventional CMO obligations with principal guarantees that are reflected as available for sale and carried at their fair value and $88.9 million primarily represented so-called derivative CMOs, such as residual interests in a pool or pools of mortgage loans, of which $72.7 million are reflected as available for sale at their fair value and $16.2 million are reflected as held to maturity and carried at amortized cost.

    As reflected in its year-end 1992 financial statements, ICH held mortgage-backed residual interests and interest-only certificates ("IOs") with a carrying value and fair value of $422.7 million. Such year-end values were reflected net of reserves for anticipated losses in 1993 totaling $34.9 million, which had been provided based on the prepayment experience incurred and expected on the mortgage loans underlying such residual interests and IOs through the first three months of 1993. At June 30, 1993, the carrying value and fair value of such investments had declined to $358.3 million as a result of principal repayments. Based on an analysis of subsequent prepayment experience, management believed that the reserves provided at year-end 1992 had been adequate and, as a consequence, ICH did not incur any significant additional losses on its residual interests and IOs during the first six months of 1993.

    Effective July 30, 1993, ICH and its subsidiaries, along with CFLIC, entered into a transaction designed to substantially reduce their exposure to the prepayment risks associated with their investments in residual interest and IO mortgage-backed securities, including liquidating a substantial portion of such investments. ICH's subsidiaries and CFLIC sold directly-owned residual interests and IOs with a carrying value of approximately $137.7 million and $26.5 million, respectively, to an unaffiliated third party, Fund America Investors Corporation II ("Fund America"). In addition, ICH and CFLIC sold to Fund America 75% of their rights with respect to residual interests in certain mortgage-backed securities which were acquired in conjunction with the sale of Bankers and are held in a special-purpose trust (the "Trust") to collateralize certain mortgage note obligations (see Note 3 of the Notes to Financial Statements included elsewhere in this Report). CFLIC had acquired its interest in the Trust as previously discussed under "Transactions With Consolidated Fidelity Life Insurance Company." Because ICH was deemed to be the Trust's sponsor and, with CFLIC, retained a majority ownership in the residual interest, the accounts of the Trust were included in ICH's consolidated balance sheet at year-end 1992 and at June 30, 1993. Following is a summary of the various accounts of the Trust as reflected in ICH's balance sheet at June 30, 1993, and ICH's net residual interest in the Trust (in millions):

Fixed maturities, held for sale....................................  $   195.8
Collateralized mortgage note obligations...........................     (133.7)
Other liabilities:
  Deferred income and other........................................       (6.6)
  Minority interest held by CFLIC..................................      (45.0)
                                                                     ---------
ICH net residual interest in the Trust.............................  $    10.5
                                                                     ---------
                                                                     ---------

    The net carrying value of the 75% interests in the Trust sold by ICH and CFLIC to Fund America approximated $7.0 million and $33.7 million, respectively, at the date of sale.

    Fund America sponsored the formation of a new trust (the "New Trust") into which it deposited the purchased securities. Interests in the New Trust aggregating $217 million, or 68.4% of its total outstanding securities, were sold to other unaffiliated parties. A portion of the sales proceeds were utilized to acquire additional securities which were deposited into the New Trust, including certain securities maturing in 2030 designed to assure the ultimate return of principal on the interests in the New Trust retained by ICH, its subsidiaries and CFLIC. The remaining proceeds, after underwriting expenses, were utilized to pay a portion of the purchase price for the securities purchased from ICH and its subsidiaries and CFLIC. The remainder of the purchase price was paid by issuing participation certificates representing residual interests in the pool of $101.0 million principal amount of securities placed in the New Trust. The participation certificates received in the transaction were valued for financial reporting purposes at their fair value, assuming an 11% annual return to maturity.

    Before the recognition of gains totaling approximately $14.3 million resulting from the disposal of certain securities utilized to hedge prepayment risks on the mortgage-backed securities, the transactions resulted in losses for ICH and CFLIC totaling approximately $23.1 million. ICH reflected its portion of the losses resulting from these transactions as realized investment losses in its 1993 results. Following is a summary of the effects of the above-described transactions:

                                   (IN MILLIONS)                                        ICH       CFLIC      TOTAL
- --------------------------------------------------------------------------------------------------------------------
Investments transferred to Fund America:
  75% interest in the Trust........................................................  $     7.0  $    33.7  $    40.7
  Directly-held securities.........................................................      137.7       26.5      164.2
- --------------------------------------------------------------------------------------------------------------------
    Total..........................................................................      144.7       60.2      204.9
- --------------------------------------------------------------------------------------------------------------------
Consideration received:
  Cash.............................................................................       61.5       28.9       90.4
  Participation certificates, at fair value........................................       68.1       23.3       91.4
- --------------------------------------------------------------------------------------------------------------------
    Total..........................................................................      129.6       52.2      181.8
- --------------------------------------------------------------------------------------------------------------------
Loss before sale of hedge securities...............................................      (15.1)      (8.0)     (23.1)
Gains on sale of hedge securities..................................................       11.8        2.5       14.3
- --------------------------------------------------------------------------------------------------------------------
Net loss on transactions...........................................................  $    (3.3) $    (5.5) $    (8.8)
- --------------------------------------------------------------------------------------------------------------------

    Because ICH and CFLIC no longer hold a direct or indirect majority interest in the Trust and have not guaranteed any portion of the collateralized mortgage note obligations, the accounts of the Trust have not been consolidated with those of the Company for periods subsequent to the sale to Fund America on July 30, 1993.

    Management had originally intended to reflect ICH's investments in the Fund America certificates, its remaining interest in the Trust, and its investments in certain other residual interests at their amortized cost in the held to maturity category of fixed maturities to eliminate the accounting volatility associated with these types of investments. In late 1993, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board addressed "Impairment Recognition for a Purchased Investment in a Collateralized Mortgage Obligation Investment or in a Mortgage-Backed Interest-Only Certificate", in their EITF Issue No. 98-13. The focus of the EITF issue involved the criteria to be used to determine when writedowns should be taken on these types of investments as a result of the issuance of SFAS No. 115. ICH had previously determined when writedowns would be taken, based on an earlier EITF consensus, utilizing the undiscounted expected future cash flows on these types of investments. The writedown required under this approach was the amount necessary to reduce the carrying value of an individual security to a zero expected future yield and was reflected as a realized investment loss. The EITF reached a tentative consensus that the criteria for determining when future writedowns were required should be based on the discounted expected future cash flows, utilizing a "risk-free" rate of return. If the discounted cash flows are less than the carrying value of the investment, a permanent impairment in the value of the investment is to be recognized. Under the provisions of SFAS No. 115, if impairment is indicated, an individual security should be written down to its fair value as a new cost basis and the writedown should be accounted for as a realized loss. ICH has implemented the provisions of EITF Issue No. 93-18 and, in conjunction with its adoption of SFAS No. 115 effective as of December 31, 1993, has reflected writedowns relative to certain residual interest mortgage-backed securities totaling $4.9 million, net of tax effects. Such writedowns have been reflected as the cumulative effect of a change in accounting method in the 1993 statement of earnings. The EITF is also expected to address at a meeting scheduled for March 24, 1994, whether, due to their nature, these types of investments can ever be classified as held to maturity under the provisions of SFAS No. 115. Authoritative sources have indicated that the EITF will likely require that these types of investments be classified as available for sale and be reflected at their fair value. Accordingly, at December 31, 1993, ICH has classified its investments in the Fund America certificates and its remaining investment in the Trust as available for sale and has reduced the carrying value of such investments from $95.5 million to their estimated fair value of $67.1 million. Such reduction, totaling $28.4 million, has been reflected as an unrealized investment loss through a charge to stockholder's equity. The fair value of these investments was estimated by an investment banking firm assuming an 11% annual return to maturity.

    At December 31, 1993, mortgage loans principally involving commercial real estate totaled $138.5 million, representing approximately 5.2% of ICH's investment portfolio. ICH has a stated policy of not directly initiating or making new mortgage loans, except under limited circumstances, including primarily loans to finance sales of company-owned real estate. New mortgage loans have totaled approximately $3.1 million, $17.0 million and $12.2 million during 1993, 1992 and 1991, respectively. Substantially all other mortgage loans owned by ICH and its subsidiaries were as a result of acquisitions of life insurance companies in 1986 and prior years. Delinquencies on mortgage loans in excess of 60 days represented approximately .2% of total mortgage loans outstanding, as compared to 4% at year-end 1992. Management believes that its mortgage loan portfolio is well seasoned and that the collateral underlying these mortgage loans is sufficient to recover the carrying value of such investments and, as a result, no significant losses should be incurred.

    Real estate investments totaling $67.5 million and home office real estate totaling $13.3 million represented 2.5% and .5% of ICH's investment portfolio, respectively, at December 31, 1993. ICH has a stated policy of not directly making real estate investments, except for foreclosures on its existing mortgage loans. Mortgage loan foreclosures totaled $3.2 million, $5.7 million and $20.9 million for the three years 1993, 1992 and 1991, respectively. During 1993, ICH completed its obligation to purchase certain real estate from former subsidiaries for approximately $19 million. In addition, in conjunction with the sale of Bankers in 1992, ICH purchased all of the real estate held by Bankers, primarily its home office real estate, for $9 million. Bankers has entered into a long-term lease for a portion of the property sold to ICH and ICH is attempting to sell the remaining properties. The Bankers real estate has been independently appraised at a value in excess of ICH's carrying value.

    At December 31, 1993, ICH and its subsidiaries held limited partnership interests in various partnerships with a carrying value totaling $43.6 million, as compared to $39.8 million at year-end 1992 and $36.9 million at year-end 1991. These investments were made primarily to participate in the potential appreciation resulting from certain leveraged buyouts and corporate reorganizations. In addition, included in such investments at year-end 1993 was a $25.0 million investment, representing a 49% limited partnership interest, in a partnership formed to acquire through auction certain mortgage loans and real estate formerly held by failed savings and loan associations for resale. ICH believes that on a selective basis these investments offer attractive risk-adjusted returns; however, such investments are not readily marketable and, in the event of a need for liquidity, ICH may be unable to quickly convert such investments into cash. See Note 6 of the Notes to Financial Statements for additional information regarding ICH's investments in limited partnerships.

    Included in the limited partnership investments at year-end 1991 was ICH's 21.4% interest in Conseco Capital Partners, L.P. ("Predecessor CCP") with a carrying value of $17.0 million. In 1992, Predecessor CCP formed a new insurance holding company, CCP Insurance, and completed an initial public offering of shares of CCP Insurance common stock. ICH's subsidiaries received 1,764,439 shares of CCP Insurance in exchange for their investment in Predecessor CCP and ICH's subsidiaries acquired an additional 525,000 shares of CCP Insurance through its offering. In September 1993, CCP Insurance completed an underwritten primary and secondary offering of shares of its common stock. ICH's subsidiaries sold all of their 1,764,439 shares of CCP insurance common stock in the offering and realized investment gains totaling $27.8 million. In addition, during 1993, ICH's subsidiaries sold 455,375 of the 525,000 shares of CCP Insurance acquired in its initial public offering and realized additional investment gains totaling $5.3 million.

    Included in the limited partnership investments at year-end 1992 and 1991 was ICH's investment in the HMC/Life Partners, L.P. with a carrying value of approximately $5.0 million. During March 1993, Life Partners Group, Inc. ("LPG"), the holding company formed to acquire certain subsidiaries from ICH in 1990, completed an initial public offering of 15.2 million shares of its common stock, or a 58.5% interest in LPG, at $17 per share. ICH had acquired a 31% interest in the HMC/Life Partners, L.P. at the time of the sale of such subsidiaries and the partnership, in turn, directly owned 5.1 million shares of the LPG common stock. Based on an assumed liquidation of the partnership and distribution of shares under provisions of the partnership agreement, the holder of ICH's partnership interest would be entitled to receive shares of LPG common stock with a fair value at December 31, 1993, of approximately $21.3 million, or $16.3 million more than the adjusted cost of ICH's investment in the partnership. As discussed earlier under "Transactions With Consolidated Fidelity Life Insurance Company," the investment in the HMC/Life Partners, L.P. was transferred to CFLIC in exchange for preferred stock as the first step in a series of transactions to terminate certain reinsurance arrangements involving CFLIC and Southwestern.

    During 1993, two other companies controlled by partnerships in which ICH's subsidiaries had ownership interests completed initial public offerings of shares of their common stock. Assuming a liquidation of the partnerships and a distribution of the shares of common stock held by the partnerships, ICH's subsidiaries would be entitled to receive shares of common stock with a fair value totaling $5.3 million in excess of their adjusted cost basis in such partnerships. At December 31, 1993, the carrying values of such partnership interests were adjusted to reflect the increase in value, with a corresponding increase in unrealized investment gains reflected in stockholders' equity. In addition, during 1993, ICH reflected a $5.0 million writeoff of a partnership interest through realized investment losses following the commencement of bankruptcy proceedings by the company controlled by such partnership.

    At December 31, 1993, ICH had pre-tax unrealized investment gains totaling $33.9 million, consisting of $21.4 million of unrealized gains related to available for sale fixed maturities, $7.2 million of unrealized gains attributable to equity securities, and $5.3 million of unrealized gains attributable to investments in limited partnerships. Such unrealized investment gains are reflected in stockholders' equity, net of a $10.4 million adjustment in deferred policy acquisition costs and other policy liabilities, a $5.2 million adjustment for the minority interest in certain unrealized investment losses and $8.2 million in deferred income tax effects. At December 31, 1992, pre-tax unrealized investment gains totaled $28.5 million, of which $24.1 million was attributable to ICH's equity investment in CCP Insurance, and were reflected in stockholders' equity, net of $9.7 million in deferred income tax effects. The unrealized gains related to available for sale fixed maturities are primarily as a result of declines in market interest rates between the two dates. Except as may be required to meet its liquidity requirements, ICH has no current plans over the near-term to liquidate a significant portion of such available for sale fixed maturities to realize such gains.

    The following table reflects investment writedowns which were included in realized investment gains or losses during each of the three years in the period ending December 31, 1993:

                                    (IN MILLIONS)                                         1993       1992       1991
- -----------------------------------------------------------------------------------------------------------------------
Fixed maturities......................................................................  $     4.4             $    11.5
Collateralized mortgage obligations...................................................             $   138.5
Equity securities.....................................................................        2.1        6.2       12.6
Investment in limited partnership.....................................................        5.0
Investment real estate................................................................        4.5        3.8       13.0
Mortgage loans........................................................................                    .4        1.2
Assets held in trust for reinsurance treaty...........................................                             18.4
- -----------------------------------------------------------------------------------------------------------------------
  Total writedowns....................................................................  $    16.0  $   148.9  $    56.7
- -----------------------------------------------------------------------------------------------------------------------

    The writedowns in fixed maturity investment in 1993 and 1991 were related to noninvestment-grade securities. As a result of reductions in market interest rates and a corresponding increase in mortgage loan refinancings, ICH incurred substantial writedowns related to its residual interests and interest-only CMOs in 1992. As previously discussed, ICH substantially reduced its exposure to such investments and, except for $7.6 million of writedowns taken in conjunction with the adoption of SFAS No. 115 reflected as a cumulative effect of a change in accounting method, there were no similar writeoffs during 1993. Investment real estate writedowns have increased over the three year period as a result of the general deterioration in real estate markets. Because of the factors discussed above, ICH's losses on its mortgage loan portfolio have been nominal during the three year period. The $18.4 million writedown in 1991 related to a reinsurance treaty with Executive Life Insurance Company. Such treaty was terminated in 1992 without further writedowns required.

LIQUIDITY AND CAPITAL RESOURCES

    ICH reduced its reported indebtedness by $75.5 million in 1991, $162.8 million in 1992 and $125.3 million in 1993. Such reductions totaling $363.6 million were effected primarily through ICH's prepayment of $168.4 million of senior secured debt and subordinated debt with proceeds from the sale of Bankers in 1992 and BLHC in 1993, through a $45 million prepayment of senior secured indebtedness in 1992, and through the payment of $146 million of scheduled subordinated debt sinking fund and principal installments.

    The following table sets forth, for the periods indicated, certain ratio data regarding the operations of ICH and its consolidated subsidiaries. Pro forma ratio data is presented as if the sale of Bankers and ICH's investment in BLHC had occurred as of the beginning of each period presented and is based on the same assumptions utilized in preparing the pro forma results of operations reflected in Note 2 of the Notes to Financial Statements, including elimination of the after-tax gains on the sales of Bankers in 1992 and the Company's investment in BLHC in 1993.

                                                                                                 PRO FORMA
                                                                                  HISTORICAL     YEAR ENDED
                                                                                  YEAR ENDED      DECEMBER
                                                                                 DECEMBER 31,       31,
                                                                               ----------------  ----------
                                                                               1993  1992  1991  1993  1992
- -----------------------------------------------------------------------------------------------------------
Ratio of operating earnings to fixed charges.................................  5.0    *    1.3    *     *
Ratio of operating earnings to fixed charges and preferred dividends.........  3.0    *     *     *     *
- -----------------------------------------------------------------------------------------------------------

*Operating earnings on a historical basis for the years ended December 31,  1992 and 1991 and on a pro forma basis for the years ended December 31, 1993 and 1992 were insufficient to cover fixed charges and preferred dividends by the following amounts (in millions):

                                                                                    HISTORICAL            PRO FORMA
                                                                               YEAR ENDED DECEMBER   YEAR ENDED DECEMBER
                                                                                       31,                   31,
                                                                               --------------------  --------------------
                                                                                 1992       1991       1993       1992
- -------------------------------------------------------------------------------------------------------------------------
Ratio of operating earnings to fixed charges.................................  $    15.1             $     7.4  $   141.8
Ratio of operating earnings to fixed charges and preferred dividends.........       61.8  $    20.1       29.0      163.0
- -------------------------------------------------------------------------------------------------------------------------

Realized   investment  losses  (resulting  primarily  from  writedowns)  reduced operating earnings by $119.1 million and $26.4 million for 1992 and 1991, respectively. See "Insurance Operations" following for additional information regarding items of an infrequent and non-recurring nature which have affected ICH's operating results.

INSURANCE OPERATIONS

    The primary sources of liquidity for ICH's insurance subsidiaries include operating cash flows and short-term investments. The net cash provided by operating activities and by policyholder contract deposits of ICH and its subsidiaries, after the payment of policyholder contract withdrawals and benefits, operating expenses, and interest requirements approximated $87.7 million in 1992 and $220.7 million in 1991. In 1993, such operating cash flows resulted in net cash requirements totaling approximately $205.5 million. Exclusive of withdrawals by holders of GICs as discussed below, cash provided by operating activities during 1993 totaled approximately $124.5 million. ICH believes that its short-term investments are readily marketable and can be sold quickly for cash. Cash and short-term investments totaled $366.9 million, or 14% of consolidated investments, at year-end 1993, compared to $421.8 million or 14% at year-end 1992 and $386.5 million or 9% at year-end 1991.

    The principal requirement for liquidity of ICH's insurance subsidiaries is their contractual obligations to policyholders, including policy loans and payments of benefits and claims. As a result of continued cash flows of its insurance subsidiaries, ICH believes that reserves maintained by such subsidiaries have been adequate to pay policy benefits and claims. Further, policy loans by ICH's subsidiaries have represented 7% or less of ICH's consolidated investment assets during the past three years.

    As previously discussed, the claims-paying ratings assigned to certain of ICH's subsidiaries by various nationally recognized statistical ratings organizations were lowered during 1992 and 1993. Except for withdrawals made by certain GIC holders, management believes ICH's subsidiaries have not experienced more than normal policy surrenders and withdrawals as a result of these ratings downgrades. For the year ended December 31, 1993, policyholder contract withdrawals, principally GICs, exceeded policyholder contract deposits by approximately $207.4 million. Withdrawals by GIC holders totaled $329.0 million. Approximately $184.3 million of such withdrawals represented scheduled maturities of GICs which were not reinvested with an ICH subsidiary. In addition, as a result of the previously discussed restructuring of ICH's holding company system, the surplus of such subsidiary was significantly reduced and, as a consequence, some policyholders became entitled to an early withdrawal of their GICs. The subsidiary also voluntarily offered certain other GIC holders the right of early withdrawal. Unscheduled and early GIC withdrawals totaled $144.7 million. Because of its available liquidity and readily marketable securities, the subsidiary has not encountered, and
management  does  not  anticipate  that  the  subsidiary  will  encounter,   any
difficulty in meeting its obligations relative to such withdrawals. The substantial withdrawal of GICs during 1993 is expected to have a positive effect on ICH's future results of operations because the rates of interest being credited to such GICs exceeded the rates ICH's subsidiary was earning on the related invested assets.

    Certain of ICH's insurance subsidiaries have ceded blocks of insurance to unaffiliated reinsurers to provide funds for financing acquisitions and other purposes. These reinsurance transactions, or so-called "surplus relief reinsurance," represent financing arrangements and, in accordance with generally accepted accounting practices, are not reflected in the accompanying financial statements except for the risk fees paid to or received from reinsurers. Net statutory surplus provided by such treaties before tax effects totaled $51.5 million at December 31, 1993, or approximately 41% less than the $87.5 million of surplus relief at December 31, 1992. These arrangements are expected to terminate over the next several years through the recapture of the ceded blocks of business and such recaptures will result in a charge to the statutory earnings of the recapturing companies. During 1993, a treaty that had provided approximately $22.2 million of surplus relief for an ICH subsidiary as of year-end 1992 was recaptured in conjunction with ICH's restructuring of its insurance holding company system.

PARENT COMPANY

    The primary sources of liquidity for ICH have historically included dividends and loans from its insurance subsidiaries and payments of principal and interest on surplus debentures issued by certain insurance subsidiaries. As previously discussed, in 1993, the sale of ICH's investment in BLHC provided a substantial amount of liquidity for the parent company.

    The unpaid principal balance of surplus debentures issued to ICH by its insurance subsidiaries totaled $247.6 million at December 31, 1992 and $607.2 million at December 31, 1991. Of the 1992 amount, surplus debentures in the aggregate unpaid principal amount of $141.8 million was payable by Southwestern and $105.8 million was payable by Modern American. In 1993, Southwestern repaid the remaining balance on its surplus debenture utilizing proceeds from its 1992 sale of Bankers. In the restructuring of ICH's insurance holding company system in 1993, the surplus debenture from Modern American was retired and added to ICH's investment in its subsidiaries. At December 31, 1993, there were no remaining surplus debentures due ICH by its subsidiaries.

    State insurance laws generally restrict the ability of insurance companies to make loans to affiliates or to pay cash dividends in excess of the greater of such companies' net gains from operations during the preceding year or 10% of their policyholder surplus determined in accordance with accounting practices prescribed by such states. These regulatory restrictions historically have not affected the ability of ICH to meet its liquidity requirements. However, certain states in which ICH's subsidiaries are domiciled, including New York and Kentucky, have adopted laws that have restricted the payment of cash dividends to the lesser of such companies' net gains from operations or 10% of their policyholder surplus. Other states may consider similar legislation in future periods or may consider legislation that would base the level of cash dividends which may be paid to the maintenance of specified risk-based capital levels. The adoption of such laws could significantly reduce the level of cash dividends that could be paid without regulatory approval.

    ICH received cash dividends from Modern American totaling $149 million in 1991, but received no cash dividends from its insurance subsidiaries in either 1993 or 1992. In 1992, Modern American agreed with the Missouri Department of Insurance that it would not pay any dividends without obtaining the prior approval from the Missouri Department and, in 1993, Southwestern agreed with the Texas Department that it would not pay any dividend without giving it thirty days prior notice.

The restructuring of ICH's insurance holding company system in 1993 substantially reduced the size of Modern American and it no longer holds title to the common stock of any of ICH's insurance subsidiaries. Therefore, the restrictions on Modern American's ability to pay dividends are not expected to have a significant affect on future dividends to ICH from ICH's subsidiaries. In addition, as a result of the restructuring, all of ICH's insurance subsidiaries, other than Constitution Life Insurance Company and Bankers Life and Casualty Company of New York, are aligned horizontally beneath ICH and, as a consequence, are expected to be able to make direct payments of dividends to ICH in future periods.

    Prior to 1992, ICH had issued demand and collateralized notes to certain of its subsidiaries in order to meet short-term liquidity requirements. At December 31, 1991, ICH's obligations to its subsidiaries under such notes, including accrued interest thereon, totaled $47.6 million. Although management believed such loans met the investment criteria of the various states, during 1993 and 1992 ICH repaid all of such obligations to its subsidiaries. ICH does not intend to utilize such borrowings in future periods.

    ICH's principal needs for liquidity are debt service and, to a lesser extent, preferred dividend requirements. ICH's consolidated indebtedness totaled approximately $418.0 million at December 31, 1993, compared to $543.3 million at December 31, 1992, and $706.1 million at December 31, 1991. Substantially all indebtedness of ICH was incurred in the connection with acquisitions of subsidiaries in periods prior to 1987, including collateralized senior debt and unsecured subordinated debt, a portion of which was exchanged for new debt in 1993. See Note 3 of the Notes to Financial Statements for additional information regarding ICH's consolidated indebtedness, including annual maturities.

    Primarily as a result of the sale for cash of ICH's interest in BLHC in 1993, ICH believes that it has adequate resources to meet its existing commitments, including preferred stock dividends, for all of 1994. The following table reflects ICH's cash sources and requirements on a projected basis for 1994 and on an actual basis for 1993.

                                                                                             PROJECTED    ACTUAL
(DOLLARS IN MILLIONS)                                                                          1994        1993
- ------------------------------------------------------------------------------------------------------------------
Cash sources:
    Sale of investment in BLHC............................................................               $   287.6
    Surplus debenture principal payments..................................................                   141.8
    Dividends from insurance subsidiaries.................................................   $    32.6
    Dividends from non-insurance subsidiaries.............................................         6.6        14.0
    Partial liquidation of CMO residual interest..........................................                    29.1
    Other.................................................................................        11.4        14.8
- ------------------------------------------------------------------------------------------------------------------
        Total sources.....................................................................        50.6       487.3
- ------------------------------------------------------------------------------------------------------------------
Cash requirements:
    Subordinated debt sinking fund and unaffiliated principal payments....................         8.5        41.6
    Early retirement of subordinated debt.................................................                    84.1
    Redemption of preferred stock.........................................................                   100.0
    Interest..............................................................................        46.3        64.1
    Principal payments, affiliated debt...................................................                     7.3
    Purchase of long-term investments.....................................................                    17.9
    Preferred dividends...................................................................        14.8        29.0
    Purchase BLHC investments from subsidiaries...........................................                    34.5
    Purchase ICH subordinated debt from subsidiaries......................................        34.1         5.4
    Other.................................................................................         8.2        23.1
- ------------------------------------------------------------------------------------------------------------------
        Total requirements................................................................       111.9       407.0
- ------------------------------------------------------------------------------------------------------------------
Net cash provided (required) during year..................................................       (61.3)       80.3
Cash available, beginning of year.........................................................       132.1        51.8
- ------------------------------------------------------------------------------------------------------------------
Cash and marketable securities available, end of year.....................................   $    70.8   $   132.1
- ------------------------------------------------------------------------------------------------------------------

    Cash available at the end of 1993 includes approximately $60.3 million of readily marketable fixed maturity investments which were acquired for the purpose of obtaining higher yields than could be achieved through holdings in short-term investments. The 1994 projected cash requirements assume no sinking fund payments relative to ICH's Old Notes. See "Changes in Capital Structure" for a discussion of ICH's options relative to sinking fund requirements in 1994. In addition, the 1994 projections assume that the CFLIC transactions with ICH will be effected during the 1994 second quarter, including the redemption of CFLIC's preferred stock by the return to ICH of its $30 million senior secured loan and ICH's Series 1986-A and Series 1987-B preferred stocks. See "Transactions With Consolidated Fidelity Life Insurance Company."

    As a result of the acquisition and retirement of ICH's Class B Common Stock in early 1994, management now believes that ICH has improved its ability to refinance its presently outstanding debt at substantially reduced interest rates. Such a refinancing is, of course, dependent on numerous factors, such as an improvement in the ratings assigned by nationally recognized statistical rating organizations, market interest rates, a successful underwriting, and other factors. ICH intends to monitor these factors closely over the next several months to determine whether such a refinancing is possible. There can be no assurance that ICH will, in fact, attempt to restructure its presently outstanding debt; however, in the event that it does, the 1994 projected cash sources and requirements as reflected above could materially change.

    ICH's actual cash sources in 1993 were approximately $295.6 million more than were previously projected for 1993, substantially all of which were attributable to ICH's sale of its investment in BLHC for $287.6 million. Actual cash requirements in 1993 exceeded projected requirements by approximately $174.3 million. Significant items that were not included in the 1993 projections and that accounted for a substantial portion of the increase in cash requirements include ICH's redemption of $100 million of its outstanding preferred stock, an additional $45.9 million redemption of its Debentures, and intercompany income tax allocation payments to ICH's insurance subsidiaries totaling $15.0 million. The increase in tax allocation payments was a result of the BLHC transaction which resulted in a taxable gain and reimbursement to ICH's subsidiaries for utilization by ICH of their tax loss carryforwards. Primarily as a result of the increase in cash sources, which was not completely offset by an increase in cash requirements, available cash and marketable securities at the end of 1993 was approximately $121.3 million more than originally projected.

RESULTS OF OPERATIONS

    ICH's results in 1993 and 1992 have been affected by numerous items of an infrequent and non-recurring nature. In 1993, ICH realized significant gains on the sale of its investment in BLHC, other invested assets, and the termination of a reinsurance arrangement with Bankers, and realized a benefit from the change in corporate income tax rates. In addition, significant writedowns of certain capitalized costs and operating facilities were taken in connection with the continuation of an operational consolidation and provisions were made for the costs associated with agreements entered into with ICH's former controlling shareholders and certain other contingencies. In 1992, ICH realized a gain on the sale of Bankers, which was offset by charges for significant losses on the portfolio of CMO residual interests and IOs, a litigation settlement, costs incurred to modify a data processing services
arrangement,  and  costs  incurred  or   accrued  relative  to  an   operational
consolidation.   The  following  table  reflects  the  results  of  ICH's  basic operations from 1991 through 1993 and the effects that the above described charges and credits had on ICH's operating results for each of the three years.

(DOLLARS IN MILLIONS)                                                                  1993       1992       1991
- --------------------------------------------------------------------------------------------------------------------
Pre-tax earnings (loss) before credits (charges)...................................  $    (6.6) $    47.7  $    59.6
Federal income tax expense (credit)................................................         .7        8.1        7.8
- --------------------------------------------------------------------------------------------------------------------
Earnings (loss) before credits (charges)...........................................       (7.3)      39.6       51.8
- --------------------------------------------------------------------------------------------------------------------
Gain on sale of subsidiaries.......................................................                 110.7
Gain on sale of BLHC...............................................................      297.0
Realized losses on CMO portfolio...................................................       (4.4)    (138.5)
Other realized gains (losses)......................................................       39.2       19.4      (26.4)
Gain on reinsurance termination....................................................       22.6
Litigation settlement..............................................................                 (18.0)
Data processing services settlement................................................                 (12.6)
Consolidation expenses.............................................................      (23.9)     (10.9)
Provision for services agreements..................................................       (9.0)
Provision for litigation costs and other contingencies.............................       (9.3)
Benefit from change in income tax rates............................................        3.5
Other tax effects related to charges (credits).....................................      (96.5)      61.2
- --------------------------------------------------------------------------------------------------------------------
Total credits (charges)............................................................      219.2       11.3      (26.4)
- --------------------------------------------------------------------------------------------------------------------
Operating earnings before cumulative effect of changes in accounting methods and
 extraordinary losses..............................................................  $   211.9  $    50.9  $    25.4
- --------------------------------------------------------------------------------------------------------------------

    The decline in pre-tax operating earnings from $59.6 million in 1991 to $47.7 million in 1992 was attributable, in part, to including Bankers' results for only the first ten months of 1992 compared to the full year in 1991. ICH was unable to effectively redeploy the proceeds from the sale of Bankers during the last two months of 1992 to replace the reduction in operating earnings resulting from such sale. In addition, a reduction in yields on invested assets between 1991 and 1992 contributed to a narrowing of the spreads between earnings on invested assets and interest credited to policyholders' accounts or required to meet policyholder obligations and further contributed to the reduction in operating earnings. The decline in the pre-tax operating earnings of $47.7 million to a pre-tax operating loss of $6.6 million in 1993 reflects, in part, the exclusion of Bankers' results for all of 1993. ICH did reflect its equity in the operating results of BLHC for the first nine months of 1993 totaling $29.1 million. However, ICH was still unable in 1993 to redeploy proceeds from the sale to fully replace the earnings of Bankers. Following the sale of its interest in BLHC in September 1993, ICH has methodically proceeded to utilize its available liquidity to further reduce the costs of its capital structure, but during the interim period has had to maintain larger than desirable amounts invested in lower-yielding short-term investments. In addition, interest spreads relative to ICH's insurance operations further narrowed in 1993 resulting in reduced operating earnings, and ICH incurred sizeable losses in its group health operations.

ANALYSIS OF OPERATING RESULTS BY INDUSTRY SEGMENT

    ICH's major industry segments consist of individual life insurance, individual health insurance, group and other insurance, accumulation products, and corporate (including surplus investment). The following table sets forth the consolidated revenues, expenses, pre-tax operating earnings and product sales attributed or allocated to each industry segment. "Pre-tax operating earnings
(loss)" reflected in the table represent ICH's consolidated operating earnings or loss before realized investment gains or losses, corporate interest expense, amortization of excess cost, provision for income taxes, the cumulative effect of accounting changes, and extraordinary gains and losses. See Note 17 of the Notes to Financial Statements and Schedule V of the Financial Statement Schedules for additional information regarding ICH's segment results.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
(DOLLARS IN MILLIONS)                                                                1993       1992        1991
- -------------------------------------------------------------------------------------------------------------------
                                             INDIVIDUAL LIFE INSURANCE
- -------------------------------------------------------------------------------------------------------------------
Total sales......................................................................  $    13.1  $    25.1  $     34.3
- -------------------------------------------------------------------------------------------------------------------
Premiums (including premium equivalents).........................................  $   164.0  $   267.9  $    294.9
Less premium equivalents.........................................................      (46.0)     (76.3)      (92.7)
                                                                                   ---------  ---------  ----------
Premium income and other considerations..........................................      118.0      191.6       202.2
Net investment and other income..................................................      147.6      157.1       197.3
                                                                                   ---------  ---------  ----------
Total revenues...................................................................      265.6      348.7       399.5
Total benefits and expenses......................................................      220.5      306.2       319.5
                                                                                   ---------  ---------  ----------
Pre-tax operating earnings.......................................................  $    45.1  $    42.5  $     80.0
- -------------------------------------------------------------------------------------------------------------------
                                            INDIVIDUAL HEALTH INSURANCE
- -------------------------------------------------------------------------------------------------------------------
Comprehensive and other sales....................................................  $    29.0  $    49.7  $     68.9
Medicare supplement sales........................................................       33.6       99.4        94.9
Long-term care sales.............................................................        1.0       16.3        15.9
                                                                                   ---------  ---------  ----------
Total sales......................................................................  $    63.6  $   165.4  $    179.7
- -------------------------------------------------------------------------------------------------------------------
Premium income and other considerations..........................................  $   220.3  $   859.1  $    949.9
Net investment and other income..................................................       11.2       54.8        61.9
                                                                                   ---------  ---------  ----------
Total revenues...................................................................      231.5      913.9     1,011.8
Total benefits and expenses......................................................      210.5      847.4       946.3
                                                                                   ---------  ---------  ----------
Pre-tax operating earnings.......................................................  $    21.0  $    66.5  $     65.5
- -------------------------------------------------------------------------------------------------------------------
                                             GROUP AND OTHER INSURANCE
- -------------------------------------------------------------------------------------------------------------------
Total sales......................................................................  $    41.2  $    61.9  $     47.3
- -------------------------------------------------------------------------------------------------------------------
Premium income and other considerations..........................................  $   136.5  $   337.4  $    343.3
Net investment and other income..................................................       15.6       20.5        18.7
                                                                                   ---------  ---------  ----------
Total revenues...................................................................      152.1      357.9       362.0
Total benefits and expenses......................................................      165.0      352.8       356.4
                                                                                   ---------  ---------  ----------
Pre-tax operating earnings (loss)................................................  $   (12.9) $     5.1  $      5.6
- -------------------------------------------------------------------------------------------------------------------
                                               ACCUMULATION PRODUCTS
- -------------------------------------------------------------------------------------------------------------------
Total sales......................................................................  $    89.9  $   460.3  $    275.6
- -------------------------------------------------------------------------------------------------------------------
Premium income and other considerations..........................................  $      .2  $      .7  $       .3
Net investment and other income..................................................       52.4      120.6       132.3
                                                                                   ---------  ---------  ----------
Total revenues...................................................................       52.6      121.3       132.6
Total benefits and expenses......................................................       59.3      120.9       122.1
                                                                                   ---------  ---------  ----------
Pre-tax operating earnings (loss)................................................  $    (6.7) $      .4  $     10.5
- -------------------------------------------------------------------------------------------------------------------
                                                     CORPORATE
- -------------------------------------------------------------------------------------------------------------------
Total revenues...................................................................  $   345.6  $   117.6  $      8.0
Total expenses...................................................................       45.6       41.5
                                                                                   ---------  ---------  ----------
Pre-tax operating earnings.......................................................  $   300.0  $    76.1  $      8.0
- -------------------------------------------------------------------------------------------------------------------

    INDIVIDUAL LIFE. Revenues of the individual life insurance segment accounted for approximately 37.8% of consolidated revenues excluding corporate revenues and realized investment gains and losses in 1993, as compared to 20% in 1992 and 21% in 1991. Such increase in 1993 is directly attributable to the sale of Bankers in 1992. Bankers revenues had been derived predominantly from sales of individual health insurance products and, as a result of the sale, the relative proportion of ICH's revenues attributable to the individual life insurance segment increased significantly. Most individual life insurance sales over the last three years were of universal and interest-sensitive life insurance products, although several new traditional whole life products were introduced into the marketplace during 1993. Exclusive of sales by Bankers, individual life sales have declined from $21.0 million in 1991 to $14.0 million in 1992 to $13.1 million in 1993. Management believes these declines are attributable to the downgrade in the claims-paying rating of ICH's most significant life insurance subsidiary, Southwestern, and to slow market acceptance of several new products introduced during 1991. However, as a result of changes in marketing strategies to target sales in the senior citizen marketplace and the new products introduced in 1993, sales of individual life insurance products increased significantly in the latter half of 1993, exceeding sales during the comparable period in 1992.

    Pre-tax operating earnings of the individual life insurance segment decreased from $80.0 million in 1991 to $42.5 million in 1992, but increased to $45.1 million in 1993. Included in pre-tax operating earnings in 1993 was a non-recurring gain on the termination of a reinsurance arrangement between an ICH subsidiary and Bankers totaling $22.6 million. Excluding such gain, pre-tax operating earnings in 1993 totaled $22.5 million. Bankers derived substantial profits from its individual life insurance business and the sale of Bankers accounts for a significant portion of the decline in pre-tax operating earnings of this segment. Declining market interest rates and the reduced yields earned by ICH on its investment portfolio have also contributed to the decline in the operating profits of this segment. Over one-half of ICH's life insurance reserves represent reserves on traditional life insurance products having fixed contractual interest rates. Consequently, declining investment yields have resulted in significantly reduced profit margins on the traditional block of business. Remaining life insurance reserves consist primarily of reserves on interest-sensitive products and credited rates on such policies have been and are continuing to be reduced to correspond with the decline in yields on investments.

    Management expects to continue to emphasize growth in its individual life insurance segment and, barring a further decline in investment yields, believes the changes made in its marketing strategies and the introduction of new products in 1993 will result in increased sales of individual life insurance products and an improvement in the operating results of this segment in 1994.

    INDIVIDUAL HEALTH. Sales and revenues in the individual health segment declined significantly in 1993 as a result of the sale of Bankers. Individual health premiums earned by Bankers represented approximately 74.8% of total individual health premiums in 1992 and 75.7% in 1991. The individual health premiums earned in 1993 and the remaining premiums earned in each of 1992 and 1991 were primarily attributable to Union Bankers Insurance Company ("Union Bankers") and Bankers Multiple Line Insurance Company ("Bankers Multiple"), former Bankers subsidiaries which were retained by ICH when Bankers was sold. Union Bankers has emphasized the sale of Medicare supplement products through brokerage agencies. Bankers Multiple specializes in the sale of comprehensive health products through a large general agency. Another ICH subsidiary, Integrity National Life Insurance Company, sells individual health insurance products, primarily Medicare supplement business, in the home service market.

    Exclusive of Bankers in 1992, new sales of individual health products increased from $60.3 million in 1992 to $63.6 million in 1993 and premiums earned increased from $216.2 million in 1992 to $220.3 million in 1993. The ratio of policy benefits to premiums earned (exclusive of Bankers) declined from 68.4% in 1992 to 62.3% in 1993, resulting in an approximately $15.0 million improvement in the gross operating margins of ICH's insurance subsidiaries.

    Management expects to continue to emphasize growth in the individual health segment, primarily in the senior citizens market through the sales of Medicare supplement and long-term care, or nursing home, products.

    GROUP AND OTHER INSURANCE. New sales of group life and health insurance increased from $47.3 million in 1991 to $61.9 million in 1992, but declined to $41.2 million in 1993. All sales of new group business in 1993 were made by Philadelphia American Life Insurance Company ("Philadelphia American"), as were substantially all new sales in 1992. Several large group health cases were added at the end of 1992, increasing the volume of new 1992 sales; however, primarily as a result of competitive factors, Philadelphia American purposely did not attempt to achieve the same level of new sales during 1993. In addition to revenues from sales of group insurance products, Philadelphia American derives substantial revenues from administrative services only ("ASO") contracts whereby it process claims for non-affiliated groups without assuming underwriting risks. Bankers Multiple also underwrites a profitable real estate agents errors and omissions product, the results of which are included in the group and other insurance segment.

    While sales of new group business declined during 1993 as compared to 1992, earned premiums of this segment (excluding Bankers) increased from $103.8 million in 1992 to $136.5 million in 1993 as a result of sales in 1992. The related ratio of policy benefits to earned premiums of the group segment increased dramatically from 62.9% in 1992 to 74.8% in 1993 and contributed to a pre-tax operating loss of $12.9 million in 1993, as compared to pre-tax operating earnings of $5.1 million in 1992. During the last half of 1993, Philadelphia American encountered an unexpected increase in claim costs driven by an upswing in the utilization and cost of physician services and several large individual claims covered under group plans. Additionally, in the course of evaluating Philadelphia American's results for the fourth quarter of 1993, management determined that errors had been made in the second and third quarters of 1993 in accounting for certain reinsurance activities and had resulted in an approximate $7.4 million overstatement of Philadelphia American's pre-tax operating earnings for such periods. These errors contributed to an inadequate assessment of the need for premium rate increases on certain of Philadelphia American's group health cases, which, in turn, contributed to the adverse claims experience on these cases which continued into the 1993 fourth quarter. Management has taken several actions which are expected to rapidly reduce losses and return this segment to profitability in 1994. These actions include 1) terminating several large, but unprofitable group cases at or near the end of 1993, 2) identifying several additional group cases which will not be renewed during the first six months of 1994, and 3) implementing substantial rate increases to restore profitability to its remaining group business. In addition, internal controls at Philadelphia American have been strengthened and personnel changes have been made to prevent a future reoccurrence of accounting errors in reported results.

    Because of uncertainties regarding the potential impact of currently proposed national health care reforms, management does not believe that it would be prudent to presently invest additional capital resources to grow the group segment of its business. However, Philadelphia American intends to actively pursue new ASO business to more fully utilize its present claims processing capabilities without incurring additional underwriting risks.

    ACCUMULATION PRODUCTS.   Sales  of  accumulation products,  primarily  GICs,
declined significantly in 1993 as compared to prior periods. In 1993, new GIC sales totaled $5.3 million, as compared to $292.1 million in 1992. Such decline in GIC sales was offset, in part, by an increase in new annuity sales. ICH's subsidiaries produced $84.6 of annuity sales, principally single premium deferred annuities, in the accumulation segment in 1993, as compared to $27.2 million in 1992 (excluding Bankers). The substantial decline in GIC sales was directly attributable to a downgrade in the claims-paying ratings assigned to an ICH subsidiary as previously discussed. As a result of these ratings downgrades, ICH's subsidiaries redirected their marketing efforts in 1993 to sales of annuities in the less ratings-sensitive individual marketplace.

    The accumulation products segment reflected a pre-tax operating loss of $6.7 million in 1993, as compared to a slight profit in 1992. The loss was primarily attributable to the decline in yields earned on invested assets during 1993. Substantially all of the $329.0 million in GIC liabilities which were withdrawn in 1993 bore interest at guaranteed fixed rates which, in many cases, exceeded rates being earned on the related invested assets. At year-end 1993, approximately 75% of the remaining $377.7 million in GIC liabilities bear interest at floating rates and a substantial portion of the remaining fixed rated liabilities are expected to be withdrawn in 1994. As a consequence, and barring a further decline in investment yields, management anticipates that the accumulation segment will realize a return to profitability in 1994.

    Because of its present claims-paying ratings, ICH's insurance subsidiaries have effectively withdrawn from the GIC marketplace. Management expects to continue to emphasize sales of new annuities.

    CORPORATE. Revenues allocated to the corporate segment include investment income on the capital and surplus of ICH's insurance subsidiaries. In addition, such revenues also include gains on the sale of ICH's investment in BLHC in 1993 and its investment in Bankers in 1992. Historically, ICH has allocated all corporate overhead expenses to the various operating segments. In 1993, $45.6 million in expenses were allocated to the corporate segment, including $23.9 million in writeoffs of capitalized data processing costs and certain home office real estate, a $9.0 million provision for services agreements entered into with ICH's former controlling shareholders, an $9.3 million provision for anticipated costs of litigation and other contingencies, and $4.4 million of expenses associated with the restructuring of ICH's collateralized mortgage note obligation. In 1992, $41.5 million of expenses were allocated to this segment, including an $18.0 million litigation settlement, $12.6 million of costs associated with modifying its data processing servicing arrangements with Perot Systems, and $10.9 million in costs related to a planned operational consolidation of three of ICH's Texas-based insurance subsidiaries.

INTEREST EXPENSE AND PREFERRED DIVIDEND REQUIREMENTS

    ICH's consolidated interest expense totaled $66.2 million in 1993, $79.0 million in 1992 and $98.6 million in 1991. The reductions in interest expense were primarily as a result of the principal reductions in ICH's long-term indebtedness made during the periods as previously discussed under "Liquidity and Capital Resources." The reductions in interest expense in 1993 and 1992 were offset, in part, by the interest expense incurred relative to collateralized mortgage note obligations totaling $6.0 million in 1993 and $2.3 million in 1992. The collateralized mortgage note obligations were initially incurred in conjunction with the sale of Bankers in 1992. As a result of the transactions entered into in July 1993 to reduce ICH's exposure to prepayment risks on certain mortgage-backed securities (see "Investment Portfolio"), the accounts of a special-purpose trust, which included the collateralized mortgage note obligations and the related interest expense, are no longer included in ICH's consolidated balance sheet or statement of earnings after July 30, 1993.

    Preferred dividend requirements totaled $28.8 million in 1993 and $30.8 million in each of 1992 and 1991. As the result of the redemption of $100 million stated value of ICH's preferred stocks in 1993, preferred dividend requirements are expected to be reduced to approximately $17.3 million in 1994. Assuming the completion of the transactions with CFLIC by March 31, 1994, as previously discussed under "Transactions With Consolidated Fidelity Life Insurance Company," ICH's preferred dividend requirements in 1994 would be reduced by an additional $2.5 million.

INCOME TAX PROVISIONS AND DEFERRED INCOME TAX ASSETS

    In 1993, income tax expense represented approximately 31% of consolidated operating earnings before income taxes, or 4% less than the expected corporate income tax rate. During 1993, the corporate income tax rate was increased from 34% to 35%, retroactive to January 1, 1993. The effect of such rate increase on ICH's deferred income tax asset as of the beginning of 1993, a benefit totaling $3.5 million, has been included in the 1993 income tax provision. Other significant items affecting the

1993 effective income tax rate included a reduction in the valuation allowance for ICH's deferred income tax asset based on the utilization of available loss carryforwards to offset income taxes otherwise payable as a result of the BLHC sale and other investment gains and the utilization of capital loss carryforwards which had previously not been reflected for financial reporting purposes. In 1992, ICH reported an income tax credit totaling $69.2 million on a consolidated operating loss before income taxes of $18.4 million. This unusual relationship was primarily attributable to the significant tax basis gain on the sale of Bankers and a reduction in the Company's valuation allowance for its deferred tax asset as a result of utilizing available capital loss carryforwards to reduce taxes otherwise payable as a result of such gain. In 1991, income tax expense represented 24% of consolidated operating earnings before income taxes. The effective rate was approximately 10% lower than the expected rate, substantially all of which was attributable to a reduction in the deferred tax asset valuation allowance based on tax planning strategies for the utilization of a portion of ICH's capital loss carryforwards. See Note 13 of the Notes to Financial Statements for an analysis of the various components affecting ICH's income tax provisions.

    At December 31, 1993 and 1992, ICH reported deferred income tax assets totaling $53.0 million and $121.0 million, respectively. The substantial reduction in the deferred income tax asset between the periods is primarily as a result of the tax effects associated with the gains realized in 1993 from the sales of ICH's interest in BLHC and other capital gains. The tax assets were comprised of the tax benefit (cost) associated with the following types of temporary differences based on the respective 35% and 34% tax rates in effect at the end of 1993 and 1992:

(DOLLARS IN MILLIONS)                                                                            1993       1992
- -------------------------------------------------------------------------------------------------------------------
Items subject to ordinary tax treatment:
  Book/tax temporary differences.............................................................  $    35.9  $    61.3
  Operating loss carryforwards...............................................................       13.6       36.2
- -------------------------------------------------------------------------------------------------------------------
    Deferred income tax asset................................................................       49.5       97.5
- -------------------------------------------------------------------------------------------------------------------
Items subject to capital gains treatment:
  Book/tax temporary differences.............................................................         .7       13.2
  Capital loss carryforwards.................................................................        5.2       22.8
- -------------------------------------------------------------------------------------------------------------------
    Deferred income tax asset................................................................        5.9       36.0
- -------------------------------------------------------------------------------------------------------------------
Alternative minimum tax credit carryforward..................................................       13.9       11.7
- -------------------------------------------------------------------------------------------------------------------
Less: Valuation allowance....................................................................      (16.3)     (24.2)
- -------------------------------------------------------------------------------------------------------------------
Total deferred income tax asset..............................................................  $    53.0  $   121.0
- -------------------------------------------------------------------------------------------------------------------

    Operating and capital loss carryforwards have significantly different characteristics as to expiration dates and their usability. For federal income tax purposes, operating losses may be carried forward for a maximum of fifteen years from the year they are incurred; capital losses may be carried forward for a maximum of five years. In addition, ordinary loss carryforwards may be utilized to offset ordinary income or capital gains, whereas capital loss carryforwards can only be utilized to offset capital gains. As a consequence, taxpayers have substantially more flexibility in being able to utilize operating loss carryforwards than capital loss carryforwards. For federal income tax purposes, at December 31, 1993, ICH's subsidiaries had $39.0 million of ordinary loss carryforwards expiring in 2005 and $14.9 million of capital loss carryforwards expiring in 1998.

    Management has periodically assessed the ability of ICH's insurance subsidiaries to produce taxable income in future periods sufficient to fully utilize their operating book/tax temporary differences and tax loss carryforwards. These assessments have included actuarial projections under alternative scenarios of future profits on the existing insurance in force of ICH's insurance subsidiaries, including provisions for adverse deviation, adjusted to reflect ICH's anticipated debt service costs. While management believes that there will be sufficient future taxable income to realize substantially all of the benefit of ICH's remaining temporary differences, valuation allowances totaling $16.3 million and $24.2 million were provided against ICH's deferred tax assets at December 31, 1993 and 1992, respectively, to reflect the uncertainties of realizing all of the benefits of available tax loss carryforwards.

    Alternative minimum tax ("AMT") credit carryforwards result from the acceleration of income taxes under certain circumstances and can be carried forward for an indefinite period. The $13.9 million and $11.7 million component of ICH's deferred income tax assets at December 31, 1993 and 1992, respectively, represents taxes incurred under AMT provisions which are expected to be recovered through reduced income tax payments over the next several years.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    Effective January 1, 1993, ICH adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and incurred a charge for the cumulative effect of the adoption of the accounting change as of that date totaling $1.8 million, after tax effects. In addition, effective December 31, 1993, ICH adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and incurred a charge for the cumulative effect of the adoption of the accounting change as of that date totaling $4.9 million, after tax effects. Effective January 1, 1991, ICH adopted SFAS No. 109, "Accounting for Income Taxes," and the benefit of the cumulative effect of the adoption of the accounting change as of that date totaled $8.8 million.

EXTRAORDINARY LOSSES

    For the years 1993 and 1992, ICH incurred extraordinary losses, net of tax effects, totaling $1.9 million and $4.3 million, respectively. The extraordinary losses in both periods were related to early extinguishment of debt. See Note 15 of the Notes to Financial Statements for an analysis of the components of such losses.

IMPACT OF INFLATION

    Medical cost inflation has had a significant impact on the individual health and group health lines of business. Benefit costs have continued to increase in recent years in excess of the Consumer Price Index and will likely continue. This impact, however, has been substantially offset by increases in premium rates. Management does not believe that inflation has otherwise had a significant impact on its results of operations over the past three years.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE RESULTS

PROPOSED HEALTH CARE REFORM

    President Clinton has targeted health care reform as a top domestic priority of his administration, and has proposed to Congress legislation, the American Health Security Act, that would significantly change the manner in which the entire health care industry operates. The reform legislation proposed by the Clinton administration would ultimately guarantee universal access to health care coverage and create purchasing alliances for government established health care plans. Alternative legislative proposals that have been developed to reform the health care system have goals ranging from universal access to health care coverage through managed competition to health care cost containment through, among other things, health insurance reform. ICH currently cannot predict what impact health care reform proposals will have on the health insurance industry, whether any health insurance measures will be adopted in the foreseeable future or, if adopted, whether such reform proposals or measures will have a material effect on its operations.

FEDERAL INCOME TAX AUDIT ISSUES

    See Note 12 of the Notes to Financial Statement for a discussion of potential income tax audit issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                     OF I.C.H. CORPORATION AND SUBSIDIARIES
                          (ITEMS 8, 14(A), AND 14(C))

FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                   -----------
Report of Independent Accountants................................................................          48
Consolidated Balance Sheets at December 31, 1993 and 1992........................................          49
Consolidated Statements of Earnings (Loss) for the years ended December 31, 1993, 1992 and
  1991...........................................................................................          50
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1992 and
  1991...........................................................................................          51
Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.......          52
Notes to Financial Statements....................................................................          53

FINANCIAL STATEMENT SCHEDULES

                                                                                                     PAGE
                                                                                                  -----------
Schedule II         -- Amounts receivable from related parties and underwriters, promoters and
                       employees other than related parties.....................................          88
Schedule III        -- Condensed financial information of registrant............................          89
Schedule V          -- Supplementary insurance information......................................          93
Schedule VI         -- Reinsurance..............................................................          94
Schedule VIII       -- Valuation and qualifying accounts and reserves...........................          95

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
I.C.H. Corporation

    We have audited the consolidated financial statements and financial statement schedules of I.C.H. Corporation and Subsidiaries as listed in the index on page 47 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of I.C.H. Corporation and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As more fully described in Notes 14 and 5 to these consolidated financial statements, effective January 1, 1993 and December 31, 1993, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities," respectively.

                                                    COOPERS & LYBRAND

Dallas, Texas
March 14, 1994

                      I.C.H. CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                            1993          1992
                                                                                        ------------  ------------
Investments:
  Fixed maturities:
    Available for sale at fair value..................................................  $  1,691,693  $  1,764,149
    Held to maturity at amortized cost................................................        26,149       149,740
  Equity securities, at fair value....................................................        75,831       129,304
  Mortgage loans on real estate, at amortized cost....................................       138,504       184,023
  Real estate, at lower of cost or fair value.........................................        67,491        66,386
  Policy loans........................................................................       177,736       192,973
  Collateral loans....................................................................        34,099        37,773
  Investments in equity investees.....................................................                      41,321
  Investments in limited partnerships.................................................        43,640        39,808
  Cash and short-term investments.....................................................       366,922       421,765
  Other invested assets...............................................................        16,058        25,055
                                                                                        ------------  ------------
    Total investments.................................................................     2,638,123     3,052,297
Due from reinsurers...................................................................       388,083
Notes and accounts receivable and uncollected premiums................................         6,951        11,743
Accrued investment income.............................................................        31,633        35,108
Deferred policy acquisition costs.....................................................       168,525       178,807
Present value of future profits of acquired business..................................        50,705        63,863
Deferred income tax asset.............................................................        53,033       121,007
Excess cost of investments in subsidiaries over net assets acquired, net of
  accumulated amortization............................................................       307,604       317,197
Other assets..........................................................................        47,999        82,733
Assets held in separate accounts......................................................         5,207         5,305
                                                                                        ------------  ------------
                                                                                        $  3,697,863  $  3,868,060
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance liabilities:
  Future policy benefits and other policy liabilities.................................  $    927,303  $  1,008,586
  Universal life and investment contract liabilities..................................     1,684,396     1,598,548
Notes payable:
  Due within one year.................................................................        34,546        79,422
  Due after one year..................................................................       383,435       463,908
Collateralized mortgage note obligation...............................................                     157,231
Federal income taxes currently payable................................................        29,015         1,491
Other liabilities.....................................................................       138,791       134,320
Liabilities related to separate accounts..............................................         5,207         5,305
                                                                                        ------------  ------------
                                                                                           3,202,693     3,448,811
                                                                                        ------------  ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock.....................................................................       229,239       329,242
  Common stock........................................................................        71,594        71,401
  Common stock, Class B...............................................................           100           100
  Additional paid-in capital..........................................................       155,499       155,391
  Net unrealized investment gains, net of deferred income taxes.......................        20,458        18,823
  Retained earnings (deficit).........................................................        71,833      (102,654)
                                                                                        ------------  ------------
                                                                                             548,723       472,303
  Notes receivable collateralized by common stock.....................................        (1,729)       (2,163)
  Treasury stock, at cost.............................................................       (51,824)      (50,891)
                                                                                        ------------  ------------
                                                                                             495,170       419,249
                                                                                        ------------  ------------
                                                                                        $  3,697,863  $  3,868,060
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        1993            1992            1991
                                                                   --------------  --------------  --------------
Income:
    Premium income and other considerations......................  $      475,026  $    1,388,779  $    1,495,676
    Net investment income........................................         195,632         333,138         370,755
    Realized investment gains (losses)...........................          34,825        (119,088)        (26,354)
    Equity in earnings of equity investees and limited
     partnerships................................................          35,210           6,203           6,750
    Other income.................................................          44,660          20,521          40,788
    Gain on sale of subsidiaries.................................                         110,734
    Gain on sale of investment in Bankers Life Holding
     Corporation.................................................         297,041
                                                                   --------------  --------------  --------------
                                                                        1,082,394       1,740,287       1,887,615
                                                                   --------------  --------------  --------------
Benefits, expenses and costs:
    Policyholder benefits........................................         428,332       1,205,445       1,279,542
    Amortization of deferred policy acquisition costs and present
      value of future profits....................................          48,900         133,457         168,075
    Other operating expenses.....................................         223,788         329,844         296,795
    Amortization of excess cost..................................           9,591          10,981          11,365
    Interest expense.............................................          66,153          78,961          98,570
                                                                   --------------  --------------  --------------
                                                                          776,764       1,758,688       1,854,347
                                                                   --------------  --------------  --------------
Operating earnings (loss) before income taxes....................         305,630         (18,401)         33,268
Income tax expense (credit)......................................          93,706         (69,256)          7,839
                                                                   --------------  --------------  --------------
Operating earnings...............................................         211,924          50,855          25,429
Cumulative effect of changes in accounting methods...............          (6,734)                          8,783
Extraordinary losses, net of tax effects.........................          (1,919)         (4,342)
                                                                   --------------  --------------  --------------
Net earnings.....................................................         203,271          46,513          34,212
Less dividends on preferred stock................................         (28,784)        (30,800)        (30,800)
                                                                   --------------  --------------  --------------
Net earnings applicable to common stock..........................  $      174,487  $       15,713  $        3,412
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Weighted average common shares outstanding.......................      47,915,551      48,139,870      48,181,751
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Primary earnings per common share:
    Operating earnings (loss)....................................  $         3.82  $          .42  $         (.11)
    Cumulative effect of changes in accounting methods...........            (.14)                            .18
    Extraordinary losses.........................................            (.04)           (.09)
                                                                            -----           -----           -----
    Net earnings.................................................  $         3.64  $          .33  $          .07
                                                                            -----           -----           -----
                                                                            -----           -----           -----
Fully diluted earnings per common share:
    Operating earnings (loss)....................................  $         3.53  $          .42  $         (.11)
    Cumulative effect of changes in accounting methods...........            (.12)                            .18
    Extraordinary losses.........................................            (.03)           (.09)
                                                                            -----           -----           -----
    Net earnings.................................................  $         3.38  $          .33  $          .07
                                                                            -----           -----           -----
                                                                            -----           -----           -----

    The accompanying notes are an integral part of the financial statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                 (IN THOUSANDS)

                                                                              1993          1992          1991
                                                                          ------------  ------------  ------------
Preferred stock:
  Balance at beginning of year..........................................  $    329,242  $    329,242  $    329,242
  Exchanged for common stock............................................            (3)
  Cash redemption.......................................................      (100,000)
                                                                          ------------  ------------  ------------
  Balance at end of year................................................       229,239       329,242       329,242
                                                                          ------------  ------------  ------------
Common stock:
  Balance at beginning of year..........................................        71,401        71,399        75,656
  Exercise of stock options.............................................           192             2
  Exchange of preferred stock...........................................             1
  Retirement of treasury shares.........................................                                    (4,257)
                                                                          ------------  ------------  ------------
  Balance at end of year................................................        71,594        71,401        71,399
                                                                          ------------  ------------  ------------
Common stock, Class B:
  Balance at beginning and end of year..................................           100           100           100
                                                                          ------------  ------------  ------------
Additional paid-in capital:
  Balance at beginning of year..........................................       155,391       155,389       164,655
  Exercise of stock options.............................................           106             2
  Exchange of preferred stock...........................................             2
  Retirement of treasury shares.........................................                                    (9,266)
                                                                          ------------  ------------  ------------
  Balance at end of year................................................       155,499       155,391       155,389
                                                                          ------------  ------------  ------------
Net unrealized investment gains (losses):
  Balance at beginning of year..........................................        18,823        (3,384)       (8,145)
  Change during year....................................................         1,635        22,207         4,761
                                                                          ------------  ------------  ------------
  Balance at end of year................................................        20,458        18,823        (3,384)
                                                                          ------------  ------------  ------------
Retained earnings (deficit):
  Balance at beginning of year..........................................      (102,654)     (118,367)     (109,100)
  Net earnings..........................................................       203,271        46,513        34,212
  Cash dividends on preferred stock.....................................       (28,784)      (30,800)      (30,800)
  Retirement of treasury shares.........................................                                   (12,679)
                                                                          ------------  ------------  ------------
  Balance at end of year................................................        71,833      (102,654)     (118,367)
                                                                          ------------  ------------  ------------
Notes receivable collateralized by common stock:
  Balance at beginning of year..........................................        (2,163)
  Additions during year.................................................          (154)       (2,163)
  Collections during year...............................................           588
                                                                          ------------  ------------
  Balance at end of year................................................        (1,729)       (2,163)
                                                                          ------------  ------------
Treasury stock, common:
  Balance at beginning of year..........................................       (50,891)      (49,460)      (75,662)
  Purchase of shares....................................................          (933)       (1,431)
  Retirement of treasury shares.........................................                                    26,202
                                                                          ------------  ------------  ------------
  Balance at end of year................................................       (51,824)      (50,891)      (49,460)
                                                                          ------------  ------------  ------------
    Total stockholders' equity..........................................  $    495,170  $    419,249  $    384,919
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                                       1993           1992           1991
                                                                                   -------------  -------------  -------------
Cash flows from operating activities:
    Operating earnings...........................................................  $     211,924  $      50,855  $      25,429
    Items not requiring (providing) cash:
        Adjustments relating to universal life and investment products:
            Interest credited to account balances................................        100,120        159,392        161,173
            Charges for mortality and administration.............................        (71,375)       (85,730)       (91,008)
        Depreciation and amortization............................................         26,639         23,454         24,401
        Increase in future policy benefits.......................................            621         33,970         93,753
        Decrease (increase) in deferred policy acquisition costs.................             24        (10,219)       (13,450)
        Increase (decrease) in currently payable taxes...........................         16,384        (45,986)        21,118
        Increase (decrease) in policy liabilities, other policyholder funds,
          accounts payable and accrued expenses..................................         27,745          7,649        (10,711)
        Decrease in notes and accounts receivable and accrued investment
          income.................................................................          7,838         15,903          1,226
        Amortization of bond, mortgage and collateral loan discount, net.........          7,484        (13,606)       (16,609)
        Decrease (increase) in deferred income tax asset.........................         73,028        (60,152)       (21,645)
        Increase (decrease) in asset valuation allowances........................        (28,751)       115,374         21,848
        Equity in undistributed earnings of equity investees and limited
          partnerships...........................................................        (34,276)        (6,203)        (6,750)
        Gain on sale of investment in Bankers Life Holding Corporation...........       (297,041)
        Gain on sale of subsidiaries.............................................                      (110,734)
        Gain on termination of reinsurance.......................................        (22,642)
        Other, net...............................................................        (10,786)         2,407          8,944
                                                                                   -------------  -------------  -------------
            Net cash provided by operating activities............................          6,936         76,374        197,719
                                                                                   -------------  -------------  -------------
Cash flows from investing activities:
    Sales of fixed maturities....................................................        640,168      1,410,441      2,967,470
    Maturities and other redemptions of fixed maturities.........................        604,735        885,248        987,603
    Sales of other long-term invested assets.....................................        252,883        175,995         63,576
    Sale of investment in Bankers Life Holding Corporation.......................        287,639
    Proceeds from sale of subsidiaries, net of cash disposed.....................                        89,672
    Purchases of fixed maturities................................................     (1,186,502)    (2,246,298)    (4,023,114)
    Purchases of other long-term invested assets.................................       (120,696)      (162,526)      (101,770)
    Cash transferred on reinsurance transactions.................................        (43,152)
    Other........................................................................                        (8,001)
                                                                                   -------------  -------------  -------------
            Net cash provided (used) by investing activities.....................        435,075        144,531       (106,235)
                                                                                   -------------  -------------  -------------
Cash flows from financing activities:
    Proceeds of notes payable....................................................                         6,200
    Proceeds of collateralized mortgage note obligations.........................        171,000
    Principal payments on collateralized mortgage note obligations...............       (205,356)
    Policyholder contract deposits...............................................        200,439        615,171        447,372
    Policyholder contract withdrawals............................................       (407,871)      (603,833)      (426,478)
    Principal payments on notes payable..........................................        (41,280)      (169,229)       (75,489)
    Repurchase of subordinated debt..............................................        (84,069)        (1,694)
    Redemption of preferred stock................................................       (100,000)
    Purchase of common stock for treasury........................................           (933)        (1,431)
    Dividends on preferred shares................................................        (28,784)       (30,800)       (30,800)
                                                                                   -------------  -------------  -------------
            Net cash used by financing activities................................       (496,854)      (185,616)       (85,395)
                                                                                   -------------  -------------  -------------
Net increase (decrease) in cash and short-term investments.......................        (54,843)        35,289          6,089
Cash and short-term investments at beginning of year.............................        421,765        386,476        380,387
                                                                                   -------------  -------------  -------------
Cash and short-term investments at end of year...................................  $     366,922  $     421,765  $     386,476
                                                                                   -------------  -------------  -------------
                                                                                   -------------  -------------  -------------

    The accompanying notes are an integral part of the financial statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of I.C.H. Corporation (Company) and its wholly-owned and majority-owned subsidiaries from date of acquisition or through date of divestiture. All significant intercompany accounts and transactions have been eliminated in consolidation. Previously reported amounts for 1992 and 1991 have in some instances been reclassified to conform to the 1993 presentation. See Note 2 for 1993 and 1992 organization changes.

    The Company's insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities. In the accompanying financial statements such accounts have been adjusted to conform with generally accepted accounting principles (GAAP).

(B) INVESTMENTS

    Fixed maturity investments include bonds and preferred stocks with mandatory redemption features. The Company classifies all fixed maturity investments into two categories as follows:

        - Available for sale securities, representing securities that are readily marketable and that may be sold prior to maturity due to changes that might occur in market interest rate risks, changes in the security's prepayment risk, the Company's management of its income tax position, its general liquidity needs, increases in loan demand, the need to increase regulatory capital, changes in foreign currency risk, or similar factors. Available for sale securities are carried at fair value.

        - Held to maturity securities, representing securities such as private placements which are not readily marketable and which the Company has the ability and positive intent to hold to maturity. Held to maturity securities are carried at amortized cost. The Company may dispose of such securities under certain unforeseen circumstances, such as issuer credit deterioration or regulatory requirements.

    Fixed maturity investments and related futures contracts which are denominated in or linked to foreign currencies are revalued to reflect changes in the exchange rate as of the balance sheet date. Anticipated prepayments on mortgage-backed securities are taken into consideration in determining estimated future yields on such securities.

    Equity securities include investments in common stocks and non-redeemable preferred stocks and are carried at fair value. Policy loans and collateral loans are stated at their current unpaid principal balance, net of unamortized discount and related liabilities for which the Company has the right to offset. Short-term investments include commercial paper, invested cash and other investments purchased with maturities generally less than three months and are carried at amortized cost. The Company considers all short-term investments to be cash equivalents.

    Mortgage loans are stated at the aggregate unpaid principal balances, less unamortized discount. Fees received and costs incurred with origination of mortgage loans are deferred and amortized as yield adjustments over the remaining lives of the mortgages. Real estate, substantially all of which was acquired through foreclosure, is recorded at the lower of fair value minus estimated costs to sell or cost. If the fair value of the foreclosed real estate minus estimated costs to sell is less than cost, a valuation allowance is provided for the deficiency. Increases or decreases in the valuation allowance are charged or credited to income.

    Investments in limited partnerships and 20% to 50% interests in the common stocks of other entities, whose affairs are not controlled by the Company (equity investees), are reflected on the

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) equity method, or at cost, adjusted for the Company's share, after allowance for possible dilution, of the undistributed earnings and losses (both realized and unrealized) since acquisition. At December 31, 1992 the carrying value of the Company's residual ownership interest in a divested subsidiary had been adjusted for (i) the excess of the sales proceeds received over (ii) the Company's basis in the 39.9% interest in the divested subsidiary retained by the Company. A portion of such excess of sales proceeds over the Company's basis was being amortized into earnings on a straight-line basis over ten years.

    The Company regularly evaluates investments based on current economic conditions, past credit loss experience and other circumstances. A decline in net realizable value that is other than temporary is recognized as a realized investment loss and a reduction in the cost basis of the investment. The Company discounts expected cash flow in the computation of net realizable value of its investments, other than certain mortgage-backed securities. In those circumstances where the expected cash flows of residual interest and interest-only mortgage-backed securities, discounted at a risk-free rate of return, result in an amount less than the carrying value, a realized loss is reflected in an amount sufficient to adjust the carrying value of a given security to its fair value.

    Net realized investment gains and losses, including gains and losses on foreign currency transactions and held for sale securities, are included in the determination of net earnings. Unrealized investment gains and losses on available for sale securities and marketable equity securities are charged or credited directly to stockholders' equity. The specific identification method is used to account for the disposition of investments.

(C) DUE FROM REINSURERS

    At December 31, 1993, amounts recoverable from reinsurers, including amounts equal to the assets supporting insurance liabilities ceded to reinsurers and amounts due for the reimbursement of related benefit payments, are reflected as receivables due from reinsurers. Amounts due from reinsurers are evaluated as to their collectibility and, if appropriate, reserves for doubtful collectibility are established through a charge to earnings.

(D) EXCESS COST OF INVESTMENT IN SUBSIDIARIES OVER NET ASSETS ACQUIRED

    The excess cost of investments in subsidiaries over net assets acquired is being amortized on the straight-line basis over a 40-year period. The Company periodically assesses the recoverability of its excess cost through an actuarial projection of undiscounted future earnings of the Company's insurance subsidiaries (excluding excess cost amortization) over the remaining life of such excess cost. Such projections are prepared under various interest rate scenarios, with anticipated levels of new business production for only a five-year period.

(E) DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS OF ACQUIRED BUSINESS

    Costs which vary with and are related to the acquisition of new business have been deferred to the extent that such costs are deemed recoverable through future revenues. These costs include commissions, certain costs of policy issuance and underwriting and certain variable agency expenses. For traditional life and health products deferred costs are amortized with interest over the premium paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue. Deferred policy acquisition costs related to universal life, interest-sensitive and investment products are amortized in relation to the present value, using the assumed crediting rate, of expected gross profits on the products, and retrospective adjustments of these amounts are made whenever the Company revises its estimates of current or future gross profits to be realized from a group of policies.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The present value of future profits on business in force of acquired subsidiaries represents the portion of the cost to acquire such subsidiaries that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the dates of acquisitions. Such value is the actuarially determined present value of the future cash flows from the acquired policies, based on projections of future premium collection, mortality, morbidity, surrenders, operating expenses, investment yields, and other factors. The account is amortized with interest over the estimated remaining life of the acquired policies.

    Recoverability of deferred policy acquisition costs and the present value of future profits of acquired business is evaluated annually by comparing the current estimate of discounted expected future cash flows to the unamortized asset balance by line of insurance business. If such current estimate indicates that the existing insurance liabilities, together with the present value of future cash flows from the business, will not be sufficient to recover the unamortized asset balance, the difference is charged to expense. Amortization is adjusted in future years to reflect the revised estimate of future profits.

    Anticipated returns, including realized and unrealized gains and losses, from the investment of policyholder balances are considered in determining the amortization of deferred policy acquisition costs. When fixed maturities are stated at their fair value, an adjustment is made to deferred policy acquisition costs and unearned revenue reserves equal to the changes in amortization that would have been recorded if those fixed maturities had been sold at their fair value and the proceeds reinvested at current yields. Furthermore, if future yields expected to be earned on fixed maturities decline, it may be necessary to increase certain insurance liabilities. Adjustments to such liabilities are required when their balances, in addition to future net cash flows including investment income, are insufficient to cover future benefits and expenses.

(F) SEPARATE ACCOUNTS

    Separate accounts represent segregated assets whose values directly determine the amounts of the liabilities for variable products and separate account pension deposits. The insurance company does not have an investment risk with these assets and liabilities. The risk lies solely with the holder of the contract.

(G) FUTURE POLICY BENEFITS

    The liability for future policy benefits of long duration contracts has been computed by the net level premium method based on estimated future investment yield, mortality, morbidity and withdrawal experience. Reserve interest assumptions are graded and range from 6% to 10%. Mortality, morbidity and withdrawal assumptions reflect the experience of the life insurance subsidiaries modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. The assumptions vary by plan, year of issue and duration. The future policy benefit reserves include a provision for policyholder dividends based upon dividend scales assumed at the date of purchase of acquired companies or as presently contemplated.

(H) POLICY AND CONTRACT CLAIMS

    Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(I) UNIVERSAL LIFE AND INVESTMENT CONTRACT LIABILITIES

    Benefit reserves for universal life, interest-sensitive and investment products are determined following the retrospective deposit method and consist principally of policy account values before any surrender charges, plus certain deferred policy fees which are amortized using the same assumptions and factors used to amortize deferred policy acquisition costs.

(J) INCOME TAXES

    Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Excess cost of investment in subsidiaries over net assets acquired is reduced for the tax benefits obtained from the utilization of an acquired company's tax deductions.

(K) RECOGNITION OF PREMIUM REVENUE AND RELATED EXPENSES

    Premium revenue for traditional life insurance products is reported as earned when due. Accident and health premiums are earned over the period for which premiums are paid. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the premium paying period. This association is accomplished by means of a provision for future policy benefit reserves and the amortization of deferred policy acquisition costs.

(L) PARTICIPATING POLICIES

    Participating life insurance policies represent approximately 1% and 4% of the total individual life insurance in force at December 31, 1993 and 1992, respectively. The amount of dividends to be paid is determined annually by the boards of directors of the life insurance subsidiaries. A portion of the earnings of the Company is allocated to the participating policyholders and included in other policyholder funds.

(M) FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        CASH AND SHORT-TERM INVESTMENTS: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

        INVESTMENT SECURITIES: Fair values for fixed maturity securities (including mandatorily redeemable preferred stocks) are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or are estimated based on expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. The fair values for equity securities are based on quoted market prices and are recognized in the balance sheet.

        MORTGAGE AND COLLATERAL LOANS: The fair values for mortgage and collateral loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

        POLICY LOANS: The Company does not believe an estimate of the fair value of policy loans can be made without incurring excessive cost. Policy loans have no stated maturities and are usually repaid by reductions to benefits and surrenders. Because of the numerous assumptions which would have to be made to estimate fair value, the Company further believes that such information would not be meaningful.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        INVESTMENTS IN LIMITED PARTNERSHIPS: Fair values for the Company's investments in limited partnerships are based on the estimated fair values of the partnership assets and liabilities, assuming a liquidation of the partnership and distribution of proceeds to the partners.

        OFF-BALANCE-SHEET  INSTRUMENTS:     Fair   values  for   the   Company's
    off-balance-sheet interest rate swaps are based on formulas using current assumptions.

        INVESTMENT CONTRACTS: Fair values for the Company's liabilities under investment-type insurance contracts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

        NOTES PAYABLE: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

(N) EARNINGS PER SHARE CALCULATIONS

    Primary earnings per share are computed by dividing earnings, less preferred dividend requirements, by the weighted average number of common shares outstanding. In computing fully diluted earnings per share, the weighted average number of common shares outstanding is adjusted to reflect common stock equivalents resulting from stock options and the assumed conversion of the Company's Series 1984-A and 1986-A Preferred Stock into common shares, and preferred dividend requirements are adjusted to eliminate dividends on the shares assumed to have been converted. The computation of fully diluted earnings per share excludes the assumed conversion of such preferred shares for each period in which the assumed conversion would be antidilutive.

2.  ACQUISITIONS AND DISPOSITIONS
    On November 9, 1992, the Company completed the sale of its wholly-owned subsidiary, Bankers Life and Casualty Company (Bankers), and Bankers' subsidiary, Certified Life Insurance Company (Certified), to an affiliate of Conseco, Inc. (Conseco) for $600 million cash, subject to final adjustment. Prior to the closing, Bankers transferred its ownership in all of its other subsidiaries to the Company, and the Company and its subsidiaries purchased certain other assets from Bankers, including primarily a residual interest in certain mortgage-backed securities, Bankers' home office real estate, and certain equity investments. The Company provided financing for the acquisition totaling $101.4 million and, in return, retained an approximate 29.7% interest in Bankers. The financing consisted of a $16.7 million common equity investment in Bankers Life Holding Corporation (BLHC), the Conseco entity formed for the purpose of making the acquisition, and the purchase of $34.7 million of BLHC 11% Junior Subordinated Debentures due 2003 and $50.0 million of a BLHC preferred stock yielding an 11% annual return. In addition, Conseco Capital Partners, L.P.
(CCP) acquired a 52.6% interest in BLHC, and the Company, through one of its subsidiaries, made an additional $9.6 million investment to acquire a 19.3% ownership interest in CCP. As a result of the 29.7% interest in BLHC and the indirect investment through CCP, the Company retained a residual interest in Bankers totaling approximately 39.9%. The results of operations of Bankers and Certified were included in the Company's consolidated results of operations through October 31, 1992, the effective date of the sale for financial reporting purposes. Subsequent to that date, the Company reflected its proportionate share of the operating results of CCP and BLHC based on the equity method. Because of the significant ownership interest in Bankers retained by the Company, the sale of Bankers was accounted for as a step transaction in accordance with GAAP. Accordingly, the Company reflected its residual interest in Bankers on its historical accounting basis and reflected a gain on the approximate 60.1% interest in Bankers deemed to have been sold totaling $110,734,000 in the Company's consolidated statement of earnings for the year ended December 31, 1992. In conjunction with the sale of Bankers, the Company

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED) indemnified the purchasers against certain contingencies relating to taxes and other matters associated with Bankers and Certified in periods prior to the closing date. The Company believes its liability, if any, will not be material.

    Effective March 31, 1993, BLHC completed an initial public offering (Offering) of 19.55 million shares of its common stock, or an approximate 35.8% interest in BLHC at $22 per share. Proceeds of the Offering, after underwriting expenses, approximated $405 million. Effective the same day, CCP announced a plan of dissolution and BLHC shares held by CCP were subsequently distributed to the respective partners in accordance with that plan. The Company received 2,917,318 shares of BLHC common stock as a result of such distribution, increasing its direct ownership in BLHC common stock to 13,316,168 shares, or approximately 24.4% of BLHC's outstanding common shares following the Offering. The Company reflected a gain on the BLHC Offering totaling $99,376,000, primarily representing the Company's 24.4% equity in the net proceeds of such Offering. BLHC utilized a portion of the Offering proceeds to redeem certain of its outstanding securities, including the $50 million stated value of BLHC preferred stock and the $34.7 million principal amount of BLHC Junior Subordinated Notes held by the Company. Because a portion of the purchase price paid for such investments had been allocated to the Company's common equity investments in BLHC, such redemptions resulted in additional gains totaling $8,252,000, which have been included as a component of realized investment gains.

    On September 30, 1993, the Company sold its remaining investment in BLHC to Conseco and one of Conseco's subsidiaries for $287,639,000 cash. The Company utilized $50 million of the proceeds to redeem $50 million stated value of the Series 1987-A Preferred Stock of the Company from a Conseco subsidiary. The sale of the BLHC shares resulted in a gain totaling $197,665,000. The gains resulting from BLHC's Offering and the sale of the Company's remaining interest in BLHC totaling $297,041,000 have been reflected as a single line item in the consolidated statement of earnings for the year ended December 31, 1993. The Company continued to reflect its equity in the earnings of BLHC through the date of sale.

    In addition to the sales of Bankers and the Company's interest in BLHC and the subsequent application of the proceeds from such sales, other transactions occurred during 1993 or are expected to occur in 1994 that have had or are expected to have a significant effect on the Company's results of operations, including 1) the sale in 1993 of a 75% interest in a special purpose trust holding certain mortgage-backed securities and the deconsolidation of the accounts of such trust (see Note 3), 2) the sale in 1993 of the Company's investment in the common stock of CCP Insurance, Inc. (CCP Insurance) (see Note
6) and the reinvestment of the proceeds from such sale, and 3) the assumed completion in 1994 of the recapture of certain annuity business ceded to an affiliate under a reinsurance agreement and the related retirement of certain of the Company's debt and preferred stock upon completion of the recapture (see
Note 4). Following is unaudited pro forma results of the Company with reported results adjusted to reflect the effects on operations of the above described transactions. The approximate after-tax gains realized on the sale of Bankers totaling $73.1 million in 1992 and the Company's interest in BLHC totaling $193.1 million in 1993 are included in the Company's historical results, but have been eliminated from the pro forma results. The $600 million of proceeds from the sale of Bankers in 1992 was utilized 1) to retire $75 million of the Company's 16 1/2% Senior Subordinated Debentures due 1994 (Debentures), 2) to retire $85 million of the Company's senior secured debt, 3) to purchase $84.7 million of BLHC debt and preferred stock, 4) to purchase $26.3 million of BLHC and CCP equity investments, and 5) to purchase assets from Bankers for $280.5 million. The remaining $48.5 million of proceeds from the sale of Bankers, along with the remaining proceeds from the sales of the Company's investments in BLHC and CCP Insurance, is assumed to have been invested at a new money rate of 6 1/4%. The Company utilized $100 million of the proceeds from the sale

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED) of BLHC to redeem the Company's Series 1986-A and 1986-C preferred stocks and approximately $45.9 million of its Debentures, and the remaining proceeds totaled approximately $141.7 million. The pro forma results further assume that all of the transactions occurred as of the first day of each period persented. Such pro forma results may not represent what the Company's results would have been had the assumed transactions occurred at the beginning of such periods and do not purport to project the Company's results for any future period.

                                                                        YEAR ENDED DECEMBER
                                                                                31,
                                                                        --------------------
                                                                          1993       1992
                                                                        ---------  ---------
                                                                        (IN MILLIONS, EXCEPT
                                                                          PER SHARE DATA)
Revenues..............................................................  $   748.8  $   632.1
                                                                        ---------  ---------
                                                                        ---------  ---------
Operating earnings (loss).............................................  $    12.2  $   (35.2)
                                                                        ---------  ---------
                                                                        ---------  ---------
Primary and fully diluted operating loss per common share.............  $    (.04) $   (1.02)
                                                                        ---------  ---------
                                                                        ---------  ---------

3.  NOTES PAYABLE AND COLLATERALIZED MORTGAGE NOTE OBLIGATION
    The carrying amount of notes payable at December 31, 1993 and 1992, and the fair value of notes payable at December 31, 1993, are summarized as follows:

                                                                                 CARRYING AMOUNT
                                                                             ------------------------  FAIR VALUE
                                                                                1993         1992         1993
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
Borrowings under senior secured loan(a)....................................  $    30,000  $    30,000  $    30,000
16 1/2% Senior Subordinated Debentures due 1994(b).........................                   124,910
11 1/4% Senior Subordinated Notes due 1996(c)..............................      266,101      353,207      263,440
11 1/4% Senior Subordinated Notes due 2003(d)..............................       91,161                    90,249
9 1/2% unsecured note payable due 1996(e)..................................       25,550       29,200       25,071
Note payable, interest at prime, due in monthly installments through 1999,
  collateralized by aircraft equipment.....................................        4,872        5,654        4,872
Other......................................................................          297          359          297
                                                                             -----------  -----------  -----------
                                                                             $   417,981  $   543,330  $   413,929
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
The prime rate at December 31, 1993 was 6%.

- ---------
    (a) The senior secured loan was initially issued to various banks in September 1990 in the original principal amount of $250 million, and had been paid down to $160 million by year-end 1991. On January 6, 1992, the Company prepaid $45 million of the outstanding loan and the remaining $115 million of the loan was purchased by Consolidated Fidelity Life Insurance Company (CFLIC), a subsidiary of Consolidated National Corporation (CNC), the Company's then-controlling shareholder. On November 17, 1992, the Company prepaid an additional $85 million of the loan utilizing proceeds from the sale of Bankers, and CFLIC agreed that a final installment of $30 million would become due December 31, 1994. The loan bears interest at the prime lending rate plus 1% and is collateralized by first liens on the common stocks of Modern American Life Insurance Company (Modern American), SWL Holding Corporation and Facilities Management Installation, Inc. (FMI). Covenants of the loan require the Company to maintain a specified minimum net worth, comply with certain financial ratios and prohibits the declaration and payment of a cash dividend on the Company's Common Stock.
    (b) For financial reporting purposes, the 16 1/2% Debentures are reflected as having been redeemed in their entirety during 1993 through 1) a $37,476,000 scheduled sinking fund installment in

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

3.  NOTES PAYABLE AND COLLATERALIZED MORTGAGE NOTE OBLIGATION (CONTINUED)

January 1993, 2) the early redemption of $37,500,000 of the Debentures effective
March 31, 1993, at a
price totaling 101.84% of the amount redeemed, 3) the exchange of $4,055,000  of the  Debentures for an equal amount of the Company's 11 1/4% Senior Subordinated
Notes due  2003  effected  November 11,  1993,  and  4) the  redemption  of  the remaining  $45,879,000 of the Debentures at their  par value on January 3, 1994.
Funds to effect the January 1994 redemption were irrevocably placed in trust  on
December  30,  1993,  and  such  redemption  has  been  reflected  for financial reporting purposes as of that date.
    (c) The  11 1/4%  Senior Subordinated  Notes due  1996 (Old  Notes)  require sinking  fund payments of $100  million on December 1 of  each of the years 1994 and 1995. The Old Notes are redeemable at the option of the Company by paying  a premium  of 3% through November 30, 1994, and a premium of 2% for the succeeding twelve months. Thereafter, the Old Notes  may be redeemed at their face  amount.
In  addition, the Company may  not declare or pay  dividends on its Common Stock without the  consent  of the  holders  of the  Old  Notes if  certain  financial conditions  set forth  in the  Indenture for  such Notes  will be  exceeded as a result of the dividends.
    (d) On November 11, 1993, the Company completed an exchange offering whereby
$4,055,000 of  the Company's  Debentures and  $87,106,000 of  the Company's  Old
Notes   were  exchanged  for  $91,161,000  of   the  Company's  11  1/4%  Senior
Subordinated Notes due  2003 (New  Notes). The terms  and covenants  of the  New
Notes  are substantially similar to those of  the Old Notes, except that the New
Notes mature December 1, 2003 and are non-callable until December 1, 1996, after which they will  be callable at  a premium  of 3% during  the succeeding  twelve month period and 2% during the twelve month period commencing December 1, 1997.
    (e) The 9 1/2% note payable requires principal installments of $3.65 million in each of the years 1991 through 1995 and a final installment of $18.25 million in 1996.

    The   following  summary  sets   forth  the  maturities   and  sinking  fund
requirements of notes payable during each of the five years following December 31, 1993 (in thousands):

1994.......................................  $  34,546
1995.......................................     70,686
1996.......................................    219,244
1997.......................................      1,058
1998 and thereafter........................     92,447
                                             ---------
                                             $ 417,981
                                             ---------
                                             ---------

    At December 31, 1993, the Company held $46,793,000 principal amount of the Old Notes which, at the Company's option, can be used to partially satisfy its first $100 million sinking fund obligation relative to such notes due December 1, 1994. In addition, at its option, the Company can defer the remainder of its sinking fund obligation in 1994 and a portion of its sinking fund obligation in 1995 based on the $87,106,000 of Old Notes which were exchanged for an equal amount of New Notes. Accordingly, in the above schedule of maturities and sinking fund requirements, it has been assumed that there is no sinking fund requirement relative to the Old Notes in 1994 and the sinking fund requirement in 1995 will total $66,101,000. At its option, the Company may alternatively determine to use sinking fund provisions in 1994 and 1995 to retire up to $100 million principal amount of the Old Notes at their par value in each year.

    At December 31, 1993 and 1992, the Company had notes receivable totaling $26,500,000 and $26,000,000, respectively, which were collateralized by the Company's note payable in the amount of

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

3. NOTES PAYABLE AND COLLATERALIZED MORTGAGE NOTE OBLIGATION (CONTINUED) $20,340,000 and $19,780,000, respectively. The Company has the right to set off its obligation against the notes receivable. In the accompanying balance sheets, the Company's notes receivables have been reflected net of amounts due under the notes payable.

    Immediately prior to its sale, Bankers held certain mortgage-backed securities and other related securities used as hedges with a carrying value of $252,049,000. In conjunction with the sale of Bankers, these securities were placed in a special purpose trust (the Trust), organized by a new special purpose subsidiary, I.C.H. Funding Corporation (ICH Funding). Bankers was issued a $159,162,000 bond collateralized by the securities placed in the Trust. The Company retained a residual interest in the Trust totaling $91,797,000. All of the receipts on the securities placed in the Trust were to be applied first to repay the principal and interest on the bond retained by Bankers of 8.5%. The bond to Bankers with a carrying value of $157,231,000 at December 31, 1992, was reflected in the accompanying balance sheet as a collateralized mortgage note obligation. The Company was granted an option to purchase Bankers' interest in the bond at its remaining carrying value within ninety days following the sale of Bankers. On February 5, 1993, the Trust completed the sale to unaffiliated parties of interests in the trust totaling $171,000,000 and utilized $142,092,000 of the proceeds to retire the remaining obligation due Bankers. On July 30, 1993, the Company and its affiliate, CFLIC, sold 75% of their rights with respect to the Trust to an unaffiliated party and the accounts of the Trust, including the collateralized mortgage note obligations, were eliminated from the consolidated financial statements of the Company for periods subsequent to that date.

4.  RELATED PARTY TRANSACTIONS
    Effective  June  15,  1993,  the  Company  entered  into  an  agreement (the
Agreement) with CNC and CFLIC, pursuant to which the Company acquired $63 million of a newly-issued preferred stock from CFLIC in exchange for the Company's ownership interest in certain investments with a carrying value and an estimated fair value as of that date of $63 million, including the Company's ownership in a limited partnership (the HMC/Life Partners, L.P.) and 83% of the Company's ownership in ICH Funding. The transactions with CFLIC were entered into as the first step in a series of transactions which are intended to terminate certain reinsurance arrangements involving CFLIC. The reinsurance arrangements involve certain annuity business with reserves totaling $330.0 million as of December 31, 1993, which was transferred by the Company's subsidiary, Southwestern Life Insurance Company (Southwestern), to an unaffiliated insurer in 1990. The unaffiliated insurer, in turn, transferred the business to another CNC subsidiary, Marquette National Life Insurance Company (Marquette), and, in 1991, Marquette transferred the annuity business to CFLIC. Under terms of the Agreement, upon termination of the reinsurance agreements involving CFLIC and Southwestern, along with the termination of other reinsurance arrangements involving CFLIC and Bankers, the CFLIC preferred stock is to be redeemed by the return of certain assets presently held by CFLIC to the Company, including the Company's senior secured debt totaling $30 million, the Company's 1984-A Preferred Stock with a stated value of $22,242,000, the Company's 1986-B Preferred Stock with a stated value of $7 million, and certain other assets to be determined. The CFLIC preferred stock is non-redeemable and non-voting, with 6% annual dividends that are payable "in-kind" until the reinsurance arrangements are terminated. The Company and CFLIC anticipate that the assets received by CFLIC from the Company as consideration for the preferred stock, along with other assets held by CFLIC, including its ownership in Marquette, will be transferred to Southwestern upon recapture of the annuity business. The termination of the reinsurance arrangements are subject to negotiations with the unaffiliated reinsurer and approval by regulatory authorities. After March 31, 1994, if the recaptures are not complete, CNC will have the right, subject to regulatory approval, to transfer to the Company all of the common stock of CFLIC in exchange for the assets of CFLIC that were to be retained by CNC upon completion of the recaptures. For financial reporting purposes, no gain or loss was recognized on the transfer of the assets to CFLIC. At December 31, 1993, the

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

4.  RELATED PARTY TRANSACTIONS (CONTINUED)
Company has reflected its investment in the CFLIC preferred stock at its approximate fair value of $54 million, or less than the $63 million fair value initially assigned to such stock based primarily on the change in the fair value of the assets transferred to CFLIC subsequent to June 15, 1993. In addition, the Company has continued to include the accounts of ICH Funding in its consolidated financial statements, with CFLIC's ownership interest reflected as a minority interest in such investment.

    Experience refunds received from CFLIC under the Southwestern reinsurance arrangement totaled $4,851,000, $2,068,000 and $10,788,000 for the years ended December 31, 1993, 1992 and 1991, respectively. The Bankers business reinsured by CFLIC was not profitable in 1992 and 1991 due primarily to a loss incurred relative to certain reinsurance recoverables and, as a consequence, Bankers was not entitled to an experience refund in either 1992 or 1991.

    Bankers was a party to a service agreement with Marquette and CFLIC whereby it provided investment management, administrative, data processing, and general supervisory and management services related to business reinsured with CFLIC, in exchange for annual fees equal to .45% of reserves on the reinsured policies. Fees earned from providing such services totaled $1,593,000 for the ten months ended October 31, 1992 and $2,043,000 for the year ended December 31, 1991. Such fees were taken into consideration in the determination of profitability of the reinsured business. In addition, a subsidiary entered into a service agreement effective January 1992, whereby the subsidiary provided administrative services for Marquette. Fees earned from providing such services totaled $449,000 and $2,016,000 for the years ended December 31, 1993 and 1992, respectively.

    On February 11, 1994, the Company purchased all of the 100,000 shares of its Class B Common Stock held by CNC for total cash consideration of $500,000. The Class B Common Stock had entitled CNC to elect 75% of the Company's Board of Directors (see Note 10). Concurrently with the purchase of such stock, the Company entered into Independent Contractor and Services Agreements (Services Agreements) with Robert T. Shaw and C. Fred Rice, the controlling shareholders of CNC. The Services Agreements provide for a lump sum payment to Messrs. Shaw and Rice totaling $2 million as of the closing date and additional payments totaling $8,575,000 over a ten-year period. In addition, the Company agreed to provide customary employee benefits to Messrs. Shaw and Rice and their dependents. In the event of the deaths of Messrs. Shaw or Rice, any amounts not previously paid under the Services Agreements will become immediately payable to their estates. In consideration for the Services Agreements, Messrs. Shaw and Rice agreed that they would attempt to identify business opportunities in the insurance industry which may be suitable for the Company and to consult with the Company regarding such other matters as the Company may reasonably request. In addition, Mr. Rice will continue to serve as an executive officer of the Company and, if re-elected, will continue to serve on the Company's Board of Directors. The Services Agreements replaced a management and consulting contract with CNC that provided for annual payments to CNC totaling $2 million. In addition, Mr. Shaw was granted an option, exercisable within a six month period, to acquire certain aircraft equipment currently owned by the Company at its depreciated book value. At December 31, 1993, the Company has provided a liability for the present value of amounts payable under the Services Agreements totaling $9,050,000.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

4.  RELATED PARTY TRANSACTIONS (CONTINUED)
    At December 31, 1993 and 1992, the Company held a $2 million promissory note from CNC bearing interest at 10% and payable in December 1995. The note and accrued interest were repaid on February 11, 1994.

    Through June 1993, FMI had leased office space under a ten-year lease in a building owned by Messrs. Shaw and Rice. Effective March 30, 1990, FMI had sublet substantially all of the office space to a former subsidiary which was sold as of that date.

5.  INVESTMENTS
    Investment income by type of investment was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                        1993         1992         1991
                                                     -----------  -----------  -----------
                                                                (IN THOUSANDS)
Gross investment income:
    Fixed maturities...............................  $   132,077  $   253,740  $   284,481
    Equity securities..............................        3,852        5,699        2,234
    Financial options and futures..................       15,515       17,935
    Mortgage loans.................................       15,814       21,144       27,543
    Policy loans...................................       10,938       13,216       13,013
    Short-term investments.........................       13,069       13,162       21,744
    Collateral loans...............................        5,000        6,195        8,253
    Real estate....................................        6,982        6,380        6,756
    Investments held in trust under reinsurance
      treaty.......................................                     5,795       12,073
    Other..........................................        5,337        3,480        6,079
                                                     -----------  -----------  -----------
                                                         208,584      346,746      382,176
Less: Investment expenses..........................       12,952       13,608       11,421
                                                     -----------  -----------  -----------
        Net investment income......................  $   195,632  $   333,138  $   370,755
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------

    Following is an analysis of realized gains (losses) on investments:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1993         1992         1991
                                                     ----------  ------------  ----------
                                                                (IN THOUSANDS)
Fixed maturities...................................  $   12,360  $     31,610  $   27,083
Collateralized mortgage obligations................      (4,356)     (138,519)
Equity securities..................................      37,620        (1,056)    (12,980)
Investment in limited partnership..................      (5,013)
Real estate........................................      (4,220)       (2,557)    (12,691)
Assets held by affiliated reinsurer................                                (3,552)
Assets held by unaffiliated reinsurer..............                    (1,437)    (18,392)
Other..............................................      (6,298)       (7,129)     (5,822)
                                                     ----------  ------------  ----------
                                                         30,093      (119,088)    (26,354)
Add minority interest in realized losses...........       4,732
                                                     ----------  ------------  ----------
                                                     $   34,825  $   (119,088) $  (26,354)
                                                     ----------  ------------  ----------
                                                     ----------  ------------  ----------

    Prior to 1992, all of the Company's fixed maturities were carried at amortized cost because management had stated its intent and believed ICH had the ability to hold all such investments to

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5.  INVESTMENTS (CONTINUED)
their ultimate maturities. During 1992, the Company retained the services of three independent investment advisors to manage in excess of $1 billion of the Company's fixed maturities and, as a result, at December 31, 1992, the Company had classified its fixed maturities into three categories, including actively managed, held for sale and held to maturity. In 1993, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has classified its fixed maturities into two categories, including available for sale and held to maturity. SFAS No. 115 also establishes criteria for the recognition of a permanent impairment in the carrying value of debt and equity securities. The Company reflected a charge for the cumulative effect of writedowns of certain mortgage-backed securities required under the provisions of SFAS No. 115 totaling $7,573,000. The cumulative charge has been reflected net of $2,651,000 in related income tax effects. The actively managed and held for sale securities in 1992 have been reclassified in the following tables as available for sale.

    The amortized cost of investments in fixed maturities, the cost of equity securities and the estimated values of such investments at December 31, 1993 and 1992 by categories of securities are as follows:

                                                                          GROSS       GROSS       ESTIMATED
                                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                            COST          GAINS       LOSSES        VALUE
                                                        -------------  -----------  ----------  -------------
                                                                           (IN THOUSANDS)
December 31, 1993:
  Available for sale:
    United States Government, government agencies and
     authorities......................................  $      38,904   $   1,649   $      (41) $      40,512
    States, municipalities and political
     subdivisions.....................................            635          67                         702
    Public utilities..................................        139,235       3,906       (1,584)       141,557
    Mortgage-backed securities........................        801,646      18,194      (37,901)       781,939
    All other corporate...............................        689,849      39,719       (2,585)       726,983
                                                        -------------  -----------  ----------  -------------
        Subtotal, available for sale fixed
         maturities...................................      1,670,269      63,535      (42,111)     1,691,693
  Held to maturity:
    Mortgage-backed securities........................         16,149                   (1,954)        14,195
    All other corporate...............................         10,000                                  10,000
                                                        -------------  -----------  ----------  -------------
        Subtotal, held to maturity....................         26,149                   (1,954)        24,195
                                                        -------------  -----------  ----------  -------------
        Subtotal, all fixed maturities................      1,696,418      63,535      (44,065)     1,715,888
                                                        -------------  -----------  ----------  -------------
  Non-redeemable preferred stocks.....................         62,134       4,594          (94)        66,634
  Common stocks.......................................          6,426       3,037         (266)         9,197
                                                        -------------  -----------  ----------  -------------
        Subtotal, equity securities...................         68,560       7,631         (360)        75,831
                                                        -------------  -----------  ----------  -------------
        Total fixed maturities and equity
         securities...................................  $   1,764,978   $  71,166   $  (44,425) $   1,791,719
                                                        -------------  -----------  ----------  -------------
                                                        -------------  -----------  ----------  -------------

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5.  INVESTMENTS (CONTINUED)

                                                                          GROSS       GROSS       ESTIMATED
                                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                            COST          GAINS       LOSSES        VALUE
                                                        -------------  -----------  ----------  -------------
                                                                           (IN THOUSANDS)
December 31, 1992:
  Available for sale:
    United States Government, government agencies and
     authorities......................................  $     131,639   $   1,543   $      (94) $     133,088
    States, municipalities and political
     subdivisions.....................................          1,693         176                       1,869
    Public utilities..................................         73,393         781         (377)        73,797
    All other corporate...............................        674,348       7,929      (15,873)       666,404
                                                        -------------  -----------  ----------  -------------
                                                              881,073      10,429      (16,344)       875,158
                                                        -------------  -----------  ----------  -------------
  Mortgage-backed securities:
    Conventional......................................        456,127      12,232       (2,049)       466,310
    Interest-only and residual........................        194,389                                 194,389
    Held in trust.....................................        228,292                                 228,292
                                                        -------------  -----------  ----------  -------------
                                                              878,808      12,232       (2,049)       888,991
                                                        -------------  -----------  ----------  -------------
        Subtotal, available for sale fixed
         maturities...................................      1,759,881      22,661      (18,393)     1,764,149
                                                        -------------  -----------  ----------  -------------
  Held to maturity:
    Mortgage-backed securities........................         84,981       1,913       (9,231)        77,663
    Public utilities..................................          1,082          39                       1,121
    All other corporate...............................         63,677         309       (4,253)        59,733
                                                        -------------  -----------  ----------  -------------
        Subtotal, held to maturity....................        149,740       2,261      (13,484)       138,517
                                                        -------------  -----------  ----------  -------------
        Subtotal, all fixed maturities................      1,909,621      24,922      (31,877)     1,902,666
                                                        -------------  -----------  ----------  -------------
  Non-redeemable preferred stocks.....................         61,707       1,678         (558)        62,827
  Common stocks.......................................         43,189      25,675       (2,387)        66,477
                                                        -------------  -----------  ----------  -------------
        Subtotal, equity securities...................        104,896      27,353       (2,945)       129,304
                                                        -------------  -----------  ----------  -------------
        Total fixed maturities and equity
         securities...................................  $   2,014,517   $  52,275   $  (34,822) $   2,031,970
                                                        -------------  -----------  ----------  -------------
                                                        -------------  -----------  ----------  -------------

    The mortgage-backed securities held in trust at December 31, 1992, collateralized the Company's mortgage note obligation to Bankers (see Note 3). The Company held a residual interest in the securities held in trust with a carrying value at December 31, 1992, totaling $79,715,000.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5.  INVESTMENTS (CONTINUED)
    The amortized cost and estimated fair value of fixed maturities at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               ESTIMATED
                                                                AMORTIZED        FAIR
                                                                  COST           VALUE
                                                              -------------  -------------
                                                                     (IN THOUSANDS)
Available for sale:
  Due in one year or less...................................  $      36,303  $      36,366
  Due after one year through five years.....................        170,805        176,996
  Due after five years through ten years....................        290,599        307,630
  Due after ten years.......................................        370,916        388,762
                                                              -------------  -------------
                                                                    868,623        909,754
  Mortgage-backed securities................................        801,646        781,939
                                                              -------------  -------------
      Subtotal, available for sale..........................      1,670,269      1,691,693
                                                              -------------  -------------
Held to maturity:
  Due after five years through ten years....................         10,000         10,000
  Mortgage-backed securities................................         16,149         14,195
                                                              -------------  -------------
      Subtotal, held to maturity............................         26,149         24,195
                                                              -------------  -------------
                                                              $   1,696,418  $   1,715,888
                                                              -------------  -------------
                                                              -------------  -------------

    Excluding scheduled maturities and sales related to reinsurance transactions, proceeds from sales of investments in debt securities during 1993, 1992 and 1991 and the related gross gains and gross losses realized on such sales were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                               -------------------------------------------
                                                   1993           1992           1991
                                               -------------  -------------  -------------
                                                             (IN THOUSANDS)
Proceeds from sales..........................  $     640,168  $   1,410,441  $   2,967,470
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------
Gross gains..................................  $      25,629  $      38,935  $      57,316
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------
Gross losses.................................  $     (19,671) $      (4,569) $      (8,808)
                                               -------------  -------------  -------------
                                               -------------  -------------  -------------

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5.  INVESTMENTS (CONTINUED)
    Following   are  changes   in  unrealized   appreciation  (depreciation)  on
investments (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                          1993       1992        1991
                                                       ----------  ---------  -----------
Investments carried at amortized cost:
  Fixed maturities held to maturity..................  $    9,269  $  38,269  $   105,389
                                                       ----------  ---------  -----------
                                                       ----------  ---------  -----------
Investments carried at fair value:
  Available for sale fixed maturities................  $   17,156  $   4,268
  Equity securities..................................     (17,137)    26,585  $     4,589
  Equity in unrealized gains of equity investees and
   limited partnerships..............................       4,472        758          119
  Other..............................................         875        292           53
                                                       ----------  ---------  -----------
                                                            5,366     31,903        4,761
  Less effect on other balance sheet accounts:
    Deferred policy acquisition costs                     (16,647)
    Unearned revenue reserves........................       6,266
    Deferred income taxes............................       1,470     (9,696)
    Minority interest in unrealized losses...........       5,180
                                                       ----------  ---------  -----------
  Change in unrealized investment gains and losses...  $    1,635  $  22,207  $     4,761
                                                       ----------  ---------  -----------
                                                       ----------  ---------  -----------

    The carrying value of nonaffiliated invested assets for which no investment income was recorded during the twelve months ended December 31, 1993, was as follows (in thousands):

Fixed maturities....................................................  $   5,565
Equity securities...................................................      1,690
Investment real estate..............................................     36,451
Investments in limited partnerships.................................     16,079
Other invested assets...............................................        558
                                                                      ---------
                                                                      $  60,343
                                                                      ---------
                                                                      ---------

    In addition, the Company owns preferred stock in CFLIC with a carrying value of $54 million at December 31, 1993 (see Note 4). There were no dividends declared on the CFLIC preferred stock during 1993.

    Other than the Company's investment in securities of Fund America Investors Corporation II with a carrying value and fair value of $58,577,000, the Company had no investments exceeding 10% of stockholders' equity.

    At December 31, 1993, the Company held unrated or noninvestment-grade corporate debt securities with a carrying value of $107,012,000 and an aggregate fair value of $106,197,000. These holdings amounted to 6.2% of the Company's fixed maturity investments and 4.0% of total cash and invested assets. The holdings of noninvestment-grade securities are widely diversified and include securities of 42 issuers.

    At December 31, 1993, the Company held residual interest mortgage-backed securities with a carrying value of $78,246,000 and a fair value of $75,590,000. The effective annual yield on such investments based on their carrying value approximated 12.6% at December 31, 1993.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5.  INVESTMENTS (CONTINUED)
    At December 31, 1993, the Company held mortgage loans principally involving commercial real estate with a carrying value and estimated fair value of $138,504,000 and $142,998,000, respectively. Approximately 62% of such mortgages involved property located in Texas, consisting of first mortgage liens on completed income-producing properties. Mortgages on individual properties do not exceed $8 million.

    The Company's life insurance subsidiaries are required to maintain certain amounts of assets on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $301,971,000 at December 31, 1993, including securities of the Company with an estimated fair value of $19,491,000, which have been eliminated in consolidation in the accompanying balance sheet.

6.  INVESTMENTS IN EQUITY INVESTEES AND LIMITED PARTNERSHIPS
    At December 31, 1992, the Company owned a 39.9% indirect equity interest in Bankers, consisting of a 29.7% equity interest in BLHC and 10.2% equity interest through its limited partnership investment in CCP. In addition, the Company owned $34.7 million principal amount of BLHC 11% Junior Subordinated Debentures due 2003 and $50.0 million of a BLHC 11% preferred stock. The 1992 sale of Bankers was accounted for as a "step transaction" in accordance with GAAP. Accordingly, gain recognition was limited to the 60.1% interest deemed to have been sold. The excess of the sales price over the Company's basis in Bankers on the 39.9% portion of the investment deemed to have been retained by the Company (excess of sales price over basis in retained interest) was reflected as a reduction in the carrying value of the Company's investments in BLHC and CCP. Effective March 31, 1993, the Company's ownership interest in BLHC was reduced to 24.4% as a result of BLHC's offering and on September 30, 1993, the Company sold its investment in BLHC (see Note 2).

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

6.  INVESTMENTS IN EQUITY INVESTEES AND LIMITED PARTNERSHIPS (CONTINUED)
    At December 31, 1992, CCP had no assets or liabilities, other than its investment in BLHC. Financial information of BLHC and the Company's carrying value and equity in earnings of BLHC as of and for the two months ended December 31, 1992, and the Company's equity in the earnings of BLHC for the nine months ended September 30, 1993, is as follows (in thousands):

                                                                                1992
                                                                1993       --------------
                                                           --------------
                                                            (UNAUDITED)
Financial position:
  Invested assets........................................                  $    1,847,000
  Other assets...........................................                       1,523,500
  Insurance liabilities..................................                       2,490,200
  Notes payable and other liabilities....................                         709,300
  Preferred stockholders' equity.........................                         160,800
  Common stockholders' equity............................                          10,200
Results of operations:
  Revenues...............................................  $    1,081,600         222,500
  Earnings from operations before effect of accounting
   change................................................          95,300          22,700
  Cumulative effect of change in method of accounting for
   post-retirement benefits..............................                         (13,300)
  Extraordinary loss from early debt retirement..........          (5,600)
  Net earnings attributable to common stock..............          85,200           6,500
Amounts recorded by the Company:
  Investment in 11% Junior Subordinated Debt.............                          30,551
  Investment in 11% preferred stock......................                          46,509
  Equity investment in BLHC and CCP......................                         (35,739)
                                                                           --------------
  Net investments in BLHC and CCP........................                  $       41,321
                                                                           --------------
                                                                           --------------

    Following is an analysis of the Company's equity investments in BLHC and CCP (in thousands):

                                                                      1993        1992
                                                                   ----------  ----------
Equity investment, beginning of year.............................  $  (35,739)
Cost of investment in BLHC.......................................              $   16,700
Cost of investment in CCP........................................                   9,640
Allocated cost of common stock equity kickers received for
 purchase of subordinated debt and preferred
 stock...........................................................                   8,117
Excess of sales price over basis in retained interest............                 (74,338)
Equity in earnings of BLHC and CCP, including amortization of
 portion of excess of sales price over basis.....................      29,117       3,265
Equity in extraordinary losses of BLHC...........................      (1,370)
Equity in (elimination of equity in) unrealized investment
 gains...........................................................        (877)        877
Cash dividends received from BLHC................................        (533)
Equity in proceeds of BLHC initial public offering...............      99,376
Reduction in investment upon sale................................     (89,974)
                                                                   ----------  ----------
Equity investment, end of year...................................  $   --      $  (35,739)
                                                                   ----------  ----------
                                                                   ----------  ----------

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

6. INVESTMENTS IN EQUITY INVESTEES AND LIMITED PARTNERSHIPS (CONTINUED) Following is an analysis of the Company's investment in limited partnerships
(excluding the Company's investment in CCP at December 31, 1992, which was reflected as an investment in equity investees):

                                                                        YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      1993        1992       1991
                                                                    ---------  ----------  ---------
                                                                             (IN THOUSANDS)
Balance, beginning of year........................................  $  39,808  $   36,917  $  13,538
Contributions and capitalized costs...............................      5,696      23,747     20,531
Equity in operating earnings......................................      6,093       2,938      6,750
Equity in extraordinary losses....................................                 (1,082)
Equity in unrealized gains (losses)...............................      5,349           7        119
Sale of partnership investment....................................     (4,998)
Writedown of partnership investment...............................     (5,013)
Distributions of earnings.........................................       (401)     (9,496)
Other distributions...............................................     (2,894)    (13,223)    (4,021)
                                                                    ---------  ----------  ---------
Balance, end of year..............................................  $  43,640  $   39,808  $  36,917
                                                                    ---------  ----------  ---------
                                                                    ---------  ----------  ---------

    The fair value of the Company's investments in limited partnerships approximated their carrying value of $43,640,000 at December 31, 1993.

    Included in the limited partnership investments at December 31, 1991, was the Company's 21.4% interest in CCP (Predecessor CCP). On July 21, 1992, Predecessor CCP formed a new insurance holding company, CCP Insurance, Inc. and completed an initial public offering (IPO) of common stock in CCP Insurance. Predecessor CCP was liquidated and the Company received 1,764,439 shares of CCP Insurance common stock in exchange for its 21.4% interest in Predecessor CCP. At the date of exchange, the Company's carrying value in Predecessor CCP totaled $19,509,000, which became the Company's basis in the shares of CCP Insurance common stock. The Company subsequently reflected its investment in CCP Insurance, along with 525,000 shares of CCP Insurance purchased in the IPO, as marketable equity securities. Effective September 29, 1993, CCP Insurance completed an underwritten primary and secondary offering of shares of its common stock. The Company sold all of the 1,764,439 shares of the common stock of CCP Insurance in conjunction with the offering for $47,272,000 and realized investment gains totaling $27,758,000. In addition, during 1993, the Company sold 455,375 shares of CCP Insurance common stock in open market transactions and realized gains totaling $5,310,000. At December 31, 1993, the Company continues to hold 69,625 shares of CCP Insurance common stock with a fair value of approximately $1.9 million.

    Financial information of Predecessor CCP and the Company's equity in the earnings of Predecessor CCP is as follows (in thousands):

                                                                     1992         1991
                                                                  -----------  -----------
Results of operations (through July 1992):
  Revenues......................................................  $   281,800  $   539,100
  Net operating earnings........................................       17,663       34,900
  Extraordinary loss............................................       (6,248)
Amounts recorded by the Company:
  Equity in operating earnings..................................  $     3,550  $     6,048
  Equity in extraordinary loss..................................       (1,082)
  Distributed earnings received.................................        8,902

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

6. INVESTMENTS IN EQUITY INVESTEES AND LIMITED PARTNERSHIPS (CONTINUED) Following is a summary of the equity in earnings of equity investees and limited partnerships:

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1993       1992       1991
                                                           ---------  ---------  ---------
                                                                   (IN THOUSANDS)
Operating earnings:
  BLHC...................................................  $  29,117  $   3,265
  Limited partnerships...................................      6,093      2,938  $   6,750
                                                           ---------  ---------  ---------
Equity in operating earnings (loss)......................     35,210      6,203      6,750
Equity in extraordinary losses...........................     (1,370)    (1,082)
                                                           ---------  ---------  ---------
                                                           $  33,840  $   5,121  $   6,750
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------
Distributed earnings received............................  $     934  $   9,496
                                                           ---------  ---------
                                                           ---------  ---------

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
    Certain of the Company's subsidiaries have entered into interest rate swap arrangements to convert the interest rate characteristics of certain investments to match those of related insurance liabilities. The agreements expire from 1994 to 1997 and exchange fixed-rate payments ranging from 5.45% to 8.44% for three month LIBOR-based interest payments on notional amounts of $43.9 million. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. The subsidiaries are exposed to credit risk in the event of default by counterparties to the extent of any amounts that have been recorded in the balance sheet and market risk as a result of potential future increases in LIBOR. The fair value of interest rate swap arrangements at December 31, 1993, approximated $2.5 million.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

8.  INSURANCE LIABILITIES
    Insurance liabilities consist of the following:

                                                         MORTALITY OR     INTEREST
                                           WITHDRAWAL      MORBIDITY        RATE      DECEMBER 31,   DECEMBER 31,
                                           ASSUMPTIONS    ASSUMPTIONS   ASSUMPTIONS       1993           1992
                                          -------------  -------------  ------------  -------------  -------------
                                                                                             (IN THOUSANDS)
Future policy benefits:
  Traditional life insurance
   contracts............................     Company        Company           6%-10%  $     528,634  $     686,380
                                           experience     experience
  Traditional annuity products..........       N/A            N/A           N/A             138,244         33,719
  Individual accident and health........     Company        Company           6%-10%         68,775         66,519
                                           experience     experience
  Group life and health.................       N/A            N/A           N/A              24,403         26,875
  Unearned premiums.....................       N/A            N/A           N/A              35,412         33,449
  Claims and benefits payable...........       N/A            N/A           N/A              84,921         65,300
  Dividend and coupon accumulations and
   other................................       N/A            N/A           N/A              46,914         96,344
                                                                                      -------------  -------------
                                                                                            927,303      1,008,586
                                                                                      -------------  -------------
Universal life and investment contract
 liabilities:
  Universal life and annuities..........       N/A            N/A           N/A           1,306,665        941,815
  Guaranteed investment contracts.......       N/A            N/A           N/A             377,731        656,733
                                                                                      -------------  -------------
                                                                                          1,684,396      1,598,548
                                                                                      -------------  -------------
                                                                                      $   2,611,699  $   2,607,134
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The estimated fair value of guaranteed investment contracts approximated their carrying value at December 31, 1993 because it is expected that substantially all of such contracts will be terminated during 1994. The estimated fair value of the liabilities for other investment contracts is approximately equal to their carrying value at December 31, 1993, because interest rates credited to account balances approximate current rates paid on similar investments and are generally not guaranteed beyond one year. Fair values for the Company's insurance liabilities other than those for investment-type insurance contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

9.  STOCKHOLDERS' EQUITY AND RESTRICTIONS
    At December 31, 1993, substantially all of consolidated stockholders' equity represented net assets of the Company's insurance subsidiaries that cannot be transferred to the Company in the form of dividends, loans or advances. Generally, the net assets of the Company's insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiaries' net gain from operations during the preceding year or 10% of the subsidiaries' net surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payment of dividends in excess of such amounts would generally require approval by the regulatory authorities. At December 31, 1993, approximately $34.0 million was available under existing laws for the payment of dividends by insurance subsidiaries to the

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

9.  STOCKHOLDERS' EQUITY AND RESTRICTIONS (CONTINUED)
Company during 1994 without prior approval; however, Modern American has agreed with its domiciliary state that it will not pay any stockholder dividends without obtaining prior regulatory approval. In addition, Southwestern has agreed with its domiciliary state that it will give 30 days prior notice before the payment of any stockholder dividends.

    On the basis of reporting as prescribed or permitted by insurance regulatory authorities, the consolidated insurance subsidiaries have audited combined stockholders' equity, after elimination of amounts attributable to investments in consolidated insurance subsidiaries, of approximately $259,856,000 and $227,003,000 as of December 31, 1993 and 1992, respectively, and audited combined net income (loss) as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   1993        1992          1991
                                                                 ---------  -----------  ------------
                                                                            (IN THOUSANDS)
Operating income...............................................  $     628  $    22,191  $    156,816
Realized investment gains (losses).............................     52,055      (68,482)       36,897
                                                                 ---------  -----------  ------------
Net income (loss)..............................................  $  52,683  $   (46,291) $    193,713
                                                                 ---------  -----------  ------------
                                                                 ---------  -----------  ------------

    Gains and losses relative to individual investments are generally reflected for statutory reporting purposes as unrealized investment gains or losses until such time as the specific investments are sold or otherwise disposed of. In addition, statutory investment gains and losses are reported net of related income tax effects. Statutory realized investment losses in 1992 include losses on the disposition of First Executive Corporation common stock totaling $118 million which were reflected prior to 1992 for financial reporting purposes.

    During 1992, certain employees who had previously purchased shares of the Company's Common Stock under a Restricted Stock Purchase Agreement pledged the shares of Common Stock to collateralize notes receivable which had been issued to a former affiliate in 1982, but which were subsequently acquired by the Company in 1985. The notes and accrued interest totaling $1,471,000 and $1,906,000 at December 31, 1993 and 1992, respectively, bear interest at 9%, mature in 1996 and were collateralized by 375,564 shares and 530,976 shares of the Company's Common Stock at each of the respective dates. In addition, the Company has other notes receivable with a carrying value of $258,000 at December 31, 1993 and 1992, which are collateralized by 51,534 shares of the Company's Common Stock. In the accompanying balance sheets, such notes and accrued interest have been reflected as reductions in stockholders' equity.

10. CAPITAL STOCK
    At December 31, 1993, the Company had three classes of capital stock, including Series Preferred Stock (no par value), Common Stock ($1.00 par value) and Class B Common Stock ($1.00 par value).

    At December 31, 1993, there were three series of Preferred Stock outstanding, the Series 1984-A Preferred Stock, the $1.75 Convertible Exchangeable Preferred Stock, Series 1986-A (Series 1986-A Preferred Stock), and the Series 1987-B Preferred Stock. The holder of each outstanding share of the Series 1984-A Preferred Stock is entitled to cumulative annual dividends of $4.93 and liquidating distributions of up to the $41.07 stated value. Such dividends and liquidating distributions are payable in preference to the Common Stock and Class B Common Stock. The Series 1984-A Preferred Stock may be converted, at the option of the holder, at any time into shares of Common Stock at the rate of one share of Common Stock for each .3160 shares of Series 1984-A Preferred Stock. The Series 1984-A Preferred Stock has the right to vote as a class with the Common Stock on all matters submitted to a vote of the holders of the Common Stock. The Company, at its option, may redeem all of the shares of the Series 1984-A Preferred Stock at their stated value.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

10. CAPITAL STOCK (CONTINUED)
    The holder of each outstanding share of Series 1986-A Preferred Stock is entitled to cumulative annual dividends of $1.75 and liquidating distributions of up to $25 per share. Such dividends and liquidating distributions are payable in preference to the Common Stock, Class B Common Stock and all other series of the Company's Preferred Stock currently outstanding. The Series 1986-A Preferred Stock may be converted, at the option of the holder, at any time into shares of Common Stock at the rate of .7692 shares of Common Stock for each share of Series 1986-A Preferred Stock. The Company may redeem, at its option, any or all shares of the Series 1986-A Preferred Stock at redemption prices declining annually to $25 per share after December 1, 1996 plus accrued and unpaid dividends. The Series 1986-A Preferred Stock is exchangeable, in whole but not in part, at the Company's option on any dividend payment date commencing
December 1, 1988 for the Company's 7% Convertible Subordinated Debentures due 2011 at the rate of $25 principal amount of Debentures for each share of Series 1986-A Preferred Stock. The Series 1986-A Preferred Stock is nonvoting, except as required by law and except that, if six quarterly dividends are unpaid and past due, the holders of the Series 1986-A Preferred Stock may elect two directors to the Company's Board of Directors.

    The Series 1987-B Preferred Stock has a stated value of $50 per share, provides for cash liquidating distributions of up to such stated value and provides for cumulative annual dividends of $4.50 per share. Dividends and liquidating distributions on the 1987-B Preferred Stock are payable in preference to those payable on the Common Stock and Class B Common Stock, but are subordinated in right of payment to dividends and liquidating distributions payable on the Series 1986-A Preferred Stock. The 1987-B Preferred Stock ranks on parity with the Series 1984-A Preferred Stock. The 1987-B Preferred Stock is neither convertible nor entitled to any voting rights, except as required by law. The Company may redeem shares of the 1987-B Preferred Stock at any time at the $50 stated value.

    Through February 10, 1994, the Common Stock and Class B Common Stock were entitled to vote as separate classes on stockholder actions that directly or indirectly could effect a change in the aggregate number or par value of shares of Class B Common Stock or in the powers, preferences or rights of the holders of Class B Common Stock. The Company's Board of Directors was classified by its Certificate of Incorporation to require, so long as the Class B Common Stock was outstanding, that at least 50% of the Company's directors were to be independent, and that 75% of the directors were to be elected by the Class B Common Stock and the remaining 25% were to be elected by the Common Stock and voting Preferred Stock. The Class B Common Stock had the same rights to dividends and liquidating distributions as the Common Stock. On February 11, 1994, the Company purchased all of the outstanding shares of Class B Common Stock and immediately cancelled and retired such shares (see Note 4).

    On August 7, 1991, the Company's shareholders approved an amendment to the 1990 Stock Option Incentive Plan which increased the shares available for grant from 2.4 million shares to 2.9 million shares.

    In connection with the sale of the Company's remaining investment in BLHC on September 30, 1993 (see Note 2), the Company redeemed all of the outstanding shares of its Series 1987-A Preferred Stock at their $50 per share stated value. On December 2, 1993, the Company redeemed for cash all of the outstanding shares of its Series 1987-C Preferred Stock at their $50 per share stated value. Annual dividend requirements on the redeemed shares totaled $5.50 per share and $8.00 per share, respectively.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

10. CAPITAL STOCK (CONTINUED)
    Capital stock activity for the three years ended December 31, 1993, was as follows:

                                                           SHARES
                                                         AUTHORIZED
                                                         PER SERIES       1993           1992           1991
                                                         -----------  -------------  -------------  -------------
Preferred stock (authorized 50,000,000 shares):
  Series 1984-A Preferred Stock........................      541,563
                                                         -----------
                                                         -----------
    Balance, beginning and end of year.................                     541,563        541,563        541,563
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Series 1986-A Preferred Stock........................    8,000,000
                                                         -----------
                                                         -----------
    Balance, beginning of year.........................                   7,999,980      7,999,980      8,000,000
    Shares retired upon exchange.......................                        (100)                          (20)
                                                                      -------------  -------------  -------------
    Balance, end of year...............................                   7,999,880      7,999,980      7,999,980
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Series 1987-A Preferred Stock........................    2,000,000
                                                         -----------
                                                         -----------
    Balance, beginning of year.........................                   1,000,000      1,000,000      1,000,000
    Shares redeemed....................................                  (1,000,000)
                                                                      -------------  -------------  -------------
    Balance, end of year...............................                                  1,000,000      1,000,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Series 1987-B Preferred Stock........................      140,000
                                                         -----------
                                                         -----------
    Balance, beginning and end of year.................                     140,000        140,000        140,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Series 1987-C Preferred Stock........................    1,000,000
                                                         -----------
                                                         -----------
    Balance, beginning of year.........................                   1,000,000      1,000,000      1,000,000
    Shares redeemed....................................                  (1,000,000)
                                                                      -------------  -------------  -------------
    Balance, end of year...............................                                  1,000,000      1,000,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Common stock (authorized 200,000,000 shares):
  Issued:
    Balance, beginning of year.........................                  71,401,004     71,398,954     75,656,401
    Issued upon exchange of preferred stock............                          76                            15
    Issued upon exercise of stock options..............                     192,530          2,050
    Retirement of treasury shares......................                                                (4,257,462)
                                                                      -------------  -------------  -------------
    Balance, end of year...............................                  71,593,610     71,401,004     71,398,954
                                                                      -------------  -------------  -------------
  Held by subsidiaries and in treasury:
    Balance, beginning of year.........................                  23,610,789     23,317,203     27,574,665
    Purchase of shares.................................                     155,682        293,586
    Retirement of treasury shares......................                                                (4,257,462)
                                                                      -------------  -------------  -------------
    Balance, end of year...............................                  23,766,471     23,610,789     23,317,203
                                                                      -------------  -------------  -------------
  Outstanding, end of year.............................                  47,827,139     47,790,215     48,081,751
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Common stock, Class B (authorized 100,000 shares):
    Balance, beginning and end of year.................                     100,000        100,000        100,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

10. CAPITAL STOCK (CONTINUED)
    Shares reserved for issuance at December 31, 1993:

                                                             COMMON
                                                          -------------
Conversion of:
  Class B Common Stock..................................        100,000
  Series 1984-A Preferred Stock.........................      1,713,696
  Series 1986-A Preferred Stock.........................      6,153,755
Exercise of incentive plan stock options................      2,005,000
Stock options to be granted.............................        815,000
                                                          -------------
    Total...............................................     10,787,451
                                                          -------------
                                                          -------------

11. REINSURANCE
    The life insurance subsidiaries have set their retention limit for acceptance of risk on life insurance policies at various levels currently up to $500,000. There are reinsurance agreements with various companies whereby insurance in excess of the respective subsidiaries' retention limits is reinsured. To the extent that reinsuring companies become unable to meet their obligations under these agreements, the subsidiaries remain contingently liable. Insurance in force ceded in 1993 and 1992 under risk sharing arrangements totaled approximately $5.7 billion and $5.4 billion, respectively. Through 1992, the liability for future policy benefits was stated after deductions for amounts applicable to such risk sharing reinsurance ceded. As of December 31, 1992, such amount totaled $251,911,000.

    In 1993, the Company adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which changes the accounting and reporting for reinsurance contracts. SFAS No. 113 requires that when a reinsurance contract does not relieve the reinsurer from the legal liability to its policyholders, ceding insurers must report amounts recoverable from reinsurers as assets rather than as a reduction of the related policyholder liabilities. In addition, financial reporting disclosures were amended to require information relative to the volume of premiums ceded to and the benefits paid by reinsurers under related reinsurance arrangements. At December 31, 1993, the Company has reflected in its balance sheet an asset for amounts due from reinsurers totaling $388,083,000 and has correspondingly increased its insurance liabilities by the same amount. Following is information relative to premiums ceded to unaffiliated reinsurers and the related benefits incurred by such reinsurers for the year ended December 31, 1993 (in thousands):

                                                                TRADITIONAL    DEPOSIT
                                                                REINSURANCE   PRODUCTS       TOTAL
                                                                -----------  -----------  -----------
Premiums and deposits ceded...................................   $  49,964   $    19,849  $    69,813
                                                                -----------  -----------  -----------
                                                                -----------  -----------  -----------
Benefits and withdrawals ceded................................   $  35,486   $    30,807  $    66,293
                                                                -----------  -----------  -----------
                                                                -----------  -----------  -----------

    Amounts due from reinsurers at December 31, 1993, includes $334,633,000 due from Employers Reassurance Company (ERC) relative to certain annuity business which ERC has retroceded to CFLIC. The Company has begun the process of terminating the reinsurance arrangements with ERC and CFLIC (see Note 4).

    Certain of the Company's insurance subsidiaries have ceded blocks of insurance under reinsurance treaties to provide funds for financing acquisitions and other purposes. In addition, certain subsidiaries have assumed reinsurance from unaffiliated reinsurers under similar arrangements. These reinsurance transactions, generally known as "surplus relief reinsurance," represent financing arrangements and, in accordance with GAAP, are not reflected in the accompanying financial statements except for the risk fees paid to or received from reinsurers. Net statutory surplus provided by

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

11. REINSURANCE (CONTINUED)
such treaties totaled $51.5 million and $87.5 million at December 31, 1993 and 1992, respectively. Risk fees paid to or received from reinsurers generally range from 2% to 4% of the net amount of surplus provided.

12. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES
    At December 31, 1993, the Company and its subsidiaries had long-term leases covering certain of their facilities and equipment. The net minimum rental commitments under noncancellable operating leases with lease terms in excess of one year are $6.3 million, $5.9 million, $.7 million, $.3 million and $.3 million for the years 1994, 1995, 1996, 1997, and 1998, respectively, and $.1 million for subsequent years. In addition, as a result of a judgement involving a mortgage loan foreclosure, a subsidiary is obligated under a real property lease for payments totaling $120,000 annually through November 2082.

    At December 31, 1993, the Company had an outstanding commitment to make limited partnership investments of up to $25 million in Conseco Capital Partners II, L.P. The partnership was formed to make corporate acquisitions of specialized annuity, life and health insurance companies and related businesses.

    The Company and its subsidiaries have been under examination by the Internal Revenue Service (IRS) for the tax years 1983 through 1992. The IRS has completed its examination for the years 1983 through 1985 and had previously issued Preliminary Notices of Deficiencies totaling approximately $17.5 million, before interest. The Company protested such assessed deficiencies and subsequently has tentatively reached an agreement with the IRS under which the Company and certain of its subsidiaries will incur approximately $4.6 million of additional taxes and interest. The IRS has not completed its examination for the years 1986 through 1992 and therefore has not issued Notices of Deficiencies for those years. Management believes that the ultimate liability for additional taxes and interest for these later years will not exceed amounts recorded in the Company's financial statements.

    In the course of their examination of the income tax returns of the Company and its subsidiaries for the years 1986 through 1989, the examining agent involved has submitted a Request for Technical Advice to the IRS Chief Counsel's Office regarding the deductibility of interest expense on the surplus debentures issued by the Company's insurance subsidiaries. The issue involves approximately $444 million of interest deductions claimed by the Company's subsidiaries during the periods under examination and, if disallowed as deductions, would result in additional income tax expense, before interest, of approximately $163 million. For years subsequent to the periods under examination, the Company's subsidiaries have claimed additional interest deductions totaling $190 million which, if likewise disallowed, would result in additional income tax expense, before interest, totaling approximately $65 million. Management believes the surplus debentures in question were legally enforceable debt instruments, as opposed to equity contributions, and that the related interest was properly deductible. In addition, the appropriate domiciliary states of the Company's insurance subsidiaries recognized such surplus debentures as valid debt instruments. Further, all existing case law has held in the favor of taxpayers with regard to the issue of whether surplus debentures represent debt, as opposed to equity and, as a consequence, management believes that the Company and its subsidiaries do not have significant exposure to additional taxes as a result of this Request for Technical Advice.

    From time to time, assessments are levied on the Company's insurance subsidiaries by life and health guaranty associations in states in which they are licensed to do business. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Company's insurance subsidiaries paid assessments of $3.2 million, $2.8 million and $2.9 million in

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

12. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES (CONTINUED)
the years 1993, 1992 and 1991, respectively. Based on information currently available, management believes that any future assessments are not reasonably likely to have a material adverse effect on the Company's insurance subsidiaries.

    Modern American is a defendant in a class action lawsuit filed on or about May 14, 1993 in the Circuit Court of Jackson County, Missouri, styled WILLIAM D. CASTLE, ET AL. V. MODERN AMERICAN LIFE INSURANCE COMPANY (the CASTLE case). The suit purports to be brought on behalf of a class of persons who own what plaintiffs denominate as charter contracts, issued by life insurance companies merged into or acquired by Modern American and its predecessors. The petition alleges breach of contract, and seeks declaratory judgment, costs, expenses and such other relief as the Court deems appropriate. As an alternative, the petition seeks rescission. On or about October 12, 1993, the plaintiffs in the CASTLE case also filed a lawsuit in the Circuit Court of Cole County, Missouri, naming Modern American and the Director of the Missouri Department of Insurance (the Missouri Director) as defendants. The second lawsuit, styled ROBERT J. MEYER, ET AL. V. JAY ANGOFF, DIRECTOR OF THE MISSOURI DEPARTMENT OF INSURANCE AND MODERN AMERICAN LIFE INSURANCE COMPANY (the MEYER case), is an appeal from the regulatory proceedings before the Missouri Department of Insurance, by which Modern American received regulatory approvals required for it to participate in a restructuring of the Company's insurance holding company organization. The restructuring was completed on or about September 29, 1993. The plaintiffs in the MEYER case are seeking reversal or remand of the Director's order of approval, declaratory judgment and such other relief to which they claim they are entitled. The Cole Circuit Court has determined that it will review the Missouri Department's decision on the record pursuant to Missouri's administrative procedure act. Modern American believes it has meritorious defenses to both the CASTLE and MEYER cases and intends to defend both cases vigorously.

    Various other lawsuits and claims are pending against the Company and its subsidiaries. Based in part upon the opinion of counsel as to the ultimate disposition of the above discussed and other matters, management believes that the liability, if any, will not be material.

    See Note 2 for a discussion regarding indemnifications made by the Company with respect to the sale of Bankers.

13. FEDERAL INCOME TAXES
    Effective January 1, 1991, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect to January 1, 1991 of this statement on the Company's consolidated balance sheet was the recognition of a deferred tax asset totaling $43,880,000 and a reduction in excess cost resulting from the recognition of utilization of tax deductions of acquired companies totaling $35,097,000. The adjustment of these accounts resulted in a net cumulative effect totaling $8,783,000 which has been reflected as a separate line item in the consolidated statement of earnings.

    Through 1991, the Company filed a consolidated federal income tax return with its wholly-owned non-life insurance subsidiaries. The Company's life insurance subsidiaries also filed federal income tax returns as a consolidated group. Beginning in 1992, the Company and its non-life insurance subsidiaries joined with the Company's life insurance subsidiaries in filing a single consolidated tax return. ICH Funding will file a separate income tax return for periods subsequent to ICH's transfer of an 83% ownership interest to CFLIC in June 1993 (see Note 4).

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

13. FEDERAL INCOME TAXES (CONTINUED)
    The Company's deferred federal income tax asset at December 31, 1993 and 1992, is comprised of the tax benefit (cost) associated with the following items based on 35% and 34% tax rates in effect at the end of each of the respective periods:

                                                                                1993          1992
                                                                            ------------  ------------
                                                                                  (IN THOUSANDS)
Items subject to ordinary tax treatment:
  Deferred policy acquisition costs and present value of future profits of
   acquired business......................................................  $    (56,581) $    (62,083)
  Future policy benefits..................................................        62,815        71,338
  Other assets and liabilities............................................        29,657        52,065
  Net operating loss carryforwards........................................        13,644        36,148
                                                                            ------------  ------------
    Deferred income tax asset.............................................        49,535        97,468
                                                                            ------------  ------------
Items subject to capital gains treatment:
  Invested assets.........................................................           692        13,226
  Capital loss carryforwards..............................................         5,209        22,796
                                                                            ------------  ------------
    Deferred income tax asset.............................................         5,901        36,022
                                                                            ------------  ------------
Alternative minimum tax credit carryforwards..............................        13,948        11,711
                                                                            ------------  ------------
Less: Valuation allowance.................................................       (16,351)      (24,194)
                                                                            ------------  ------------
    Total deferred income tax asset.......................................  $     53,033  $    121,007
                                                                            ------------  ------------
                                                                            ------------  ------------

    As a result of the sale of Bankers, BLHC and other investment transactions in 1993 and 1992, the Company realized significant benefits from the utilization of capital temporary differences and, accordingly, reduced its deferred tax valuation allowances.

    The provision for income taxes is included in the statements of earnings as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       1993        1992       1991
                                                                     ---------  ----------  ---------
                                                                              (IN THOUSANDS)
Operating earnings (loss)..........................................  $  93,706  $  (69,256) $   7,839
Cumulative effect of changes in accounting methods.................     (3,585)
Extraordinary losses...............................................     (1,033)     (2,237)
                                                                     ---------  ----------  ---------
                                                                     $  89,088  $  (71,493) $   7,839
                                                                     ---------  ----------  ---------
                                                                     ---------  ----------  ---------

    The components  of the  provision  for income  taxes on  operating  earnings
(loss) are as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      1993        1992       1991
                                                                    ---------  ----------  ---------
                                                                             (IN THOUSANDS)
Current tax expense...............................................  $  20,678  $      836  $  17,776
Deferred tax expense (credit).....................................     73,028     (70,092)    (9,937)
                                                                    ---------  ----------  ---------
        Income tax expense (credit)...............................  $  93,706  $  (69,256) $   7,839
                                                                    ---------  ----------  ---------
                                                                    ---------  ----------  ---------

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

13. FEDERAL INCOME TAXES (CONTINUED)
    A reconciliation of the income tax provisions based on the prevailing corporate tax rate of 35% in 1993 and 34% in 1992 and 1991 to the provision reflected in the consolidated financial statements is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                       1993         1992        1991
                                                                    -----------  ----------  ----------
                                                                              (IN THOUSANDS)
Computed expected income tax expense (credit) at statutory regular
  tax rate........................................................  $   106,970  $   (6,256) $   11,311
Amortization of excess cost.......................................        3,357       3,734       3,864
Effect of change in income tax rate...............................       (3,509)
Benefit from utilization of capital loss carryforwards............         (910)     (5,158)
Additional tax basis gains on sales of subsidiaries...............                   16,206
Reduction in deferred tax asset valuation allowance...............       (8,554)    (79,929)    (14,070)
Provision for IRS audit adjustments...............................                                6,000
Other.............................................................       (3,648)      2,147         734
                                                                    -----------  ----------  ----------
Income tax expense (credit).......................................  $    93,706  $  (69,256) $    7,839
                                                                    -----------  ----------  ----------
                                                                    -----------  ----------  ----------

    The benefit from the reduction in the deferred tax asset in 1993 as reflected in the above reconciliation exceeds the actual change in the valuation allowance as a result of the change in corporate tax rates during 1993.

    At December 31, 1993, the Company and its subsidiaries had the following income tax carryforwards available (in millions):

                                                                                              FINANCIAL
                                                                      TAX       EXPIRATION    REPORTING    EXPIRATION
                                                                   PURPOSES       DATES       PURPOSES       DATES
                                                                  -----------  ------------  -----------  ------------
U.S. federal regular tax operating loss carryforwards...........   $    39.0       2005       $      --
U.S. federal regular tax capital loss carryforwards.............        14.9       1998            14.9       1998
U.S. federal AMT credit carryforwards against regular tax.......        13.9    Indefinite         13.9    Indefinite

    The IRS is examining federal income tax returns of the Company and certain insurance subsidiaries through 1989. See Note 12 for a discussion of certain proposed deficiencies.

14. BENEFIT AND OPTION PLANS
    The Company has not established retirement benefit plans for its employees. However, Bankers had a noncontributory unfunded deferred compensation plan for qualifying members of its career agency force. Net pension costs included in other operating expenses included the following components (in thousands):

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1992       1991
                                                                                   ---------  ---------
Service cost-benefits earned during the period...................................  $   1,223  $   1,608
Interest cost on projected benefit obligation....................................      1,730      1,738
Net amortization.................................................................        150        145
                                                                                   ---------  ---------
Net periodic pension cost........................................................  $   3,103  $   3,491
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    The  weighted-average  discount  rate  and   rate  of  increase  in   future
compensation levels used in determining the actuarial present value of the projected benefit obligation were 8% and 5%, respectively.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

14. BENEFIT AND OPTION PLANS
    During 1993, the Company entered into agreements with certain employees providing for severance benefits supplemental to those available to all employees under the Company's welfare benefit plans. The agreements generally provide for a benefit of two times the annual salary of each covered employee upon the voluntary or involuntary termination of their employment for any reason other than gross misconduct, plus an additional benefit of up to one year's salary if, in the aggregate, shares of the Company's Common Stock acquired by such employees under the Company's incentive stock option plans or the stock purchase plan of a predecessor company are disposed of at less than a minimum specified price. For the year ended December 31, 1993, the Company reflected a charge for the total anticipated cost of providing benefits under the agreements totaling $2,820,000.

    Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106
requires that an enterprise accrue, during the years that an employee renders the necessary service, the expected cost of providing postretirement life and health care benefits to an employee and the employee's beneficiaries and covered dependents. The Company's transition obligation as of January 1, 1993, approximated $22,873,000. The Company had previously provided a liability totaling $20,127,000 at December 31, 1992, for postretirement benefits for retired employees of certain acquired companies through its purchase accounting relative to such companies. The Company reflected a charge for the cumulative effect to January 1, 1993, of providing postretirement benefits for its remaining employees totaling $2,746,000. The cumulative charge has been reflected net of $934,000 in related income tax effects. The Company's obligation for accrued postretirement benefits is unfunded. Following is an analysis of the change in the liability for accrued postretirement benefits for the year ended December 31, 1993 (in thousands):

Accrued postretirement benefits, beginning of year........................  $  22,873
                                                                            ---------
Recognition of components of net periodic postretirement benefit cost:
  Service cost............................................................        565
  Interest cost...........................................................      1,881
                                                                            ---------
  Net periodic postretirement benefit cost................................      2,446
Benefit payments..........................................................     (1,505)
                                                                            ---------
Net change................................................................        941
                                                                            ---------
Accrued postretirement benefits, end of year..............................  $  23,814
                                                                            ---------
                                                                            ---------

    The liability for accrued postretirement benefits includes the following at December 31, 1993 (in thousands):

Accumulated postretirement benefit obligation.............................  $  24,562
Unrecognized actuarial loss...............................................     (2,284)
Unrecognized prior service cost...........................................      1,536
                                                                            ---------
Accrued postretirement benefits...........................................  $  23,814
                                                                            ---------
                                                                            ---------

    For measurement purposes, a 10% annual rate of increase in the health care cost trend rate was assumed for 1993; the rate was assumed to decrease gradually to 5 1/2% for 2015 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of January 1, 1993 by $2,099,000 and the aggregate of the service and interest components of net periodic postretirement benefit cost for 1993 by $382,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7 1/2%.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

14. BENEFIT AND OPTION PLANS (CONTINUED)
    Southwestern and certain former subsidiaries provided certain health care and life insurance benefits for retired employees. Employees meeting certain age and length of service requirements become eligible for these benefits. The cost of providing these benefits and similar benefits for active employees is recognized as expenses as claims are incurred. These costs approximated $2,430,000 and $2,960,000 for 1992 and 1991, respectively.

    Under provisions of the 1990 Stock Option Incentive Plan the Company is authorized to grant options to certain key employees for the purchase of up to
2.9 million shares of the Company's Common Stock at a price not less than fair market value at date of grant. The options are exercisable for up to ten years from date of grant and become exercisable at various times ranging from six months to three years. The Company had previously granted options for the purchase of up to 156,780 shares of the Company's Common Stock exercisable through June 1993. Stock options granted are summarized as follows:

                                                                                               EXERCISABLE
                                                                  OPTION PRICES               END OF PERIOD
                                                            -------------------------  ---------------------------
                                               NUMBER OF                    AGGREGATE                   AGGREGATE
                                                 SHARES       PER SHARE      (000'S)     PER SHARE       (000'S)
                                              ------------  --------------  ---------  --------------  -----------
Outstanding January 1, 1991.................     2,366,780   $1.70-$6.00    $  10,776
Granted during 1991.........................        50,000      $2.94             147
Terminated during 1991......................    (1,050,000)  $3.75-$6.00       (6,188)
                                              ------------                  ---------
Outstanding December 31, 1991...............     1,366,780   $1.70-$6.00        4,735   $1.70-$3.13     $   1,157
                                                                                                       -----------
                                                                                                       -----------
Granted during 1992.........................     2,000,000      $3.97           7,938
Exercised during 1992.......................        (2,050)     $1.70              (3)
Terminated during 1992......................      (585,000)  $3.13-$6.00       (2,510)
                                              ------------                  ---------
Outstanding December 31, 1992...............     2,779,730   $1.70-$3.97       10,160   $1.70-$3.13     $   1,154
                                                                                                       -----------
                                                                                                       -----------
Exercised during 1993.......................      (194,530)  $1.70-$3.13         (445)
Terminated during 1993......................      (580,200)  $1.70-$3.97       (2,042)
                                              ------------                  ---------
Outstanding December 31, 1993...............     2,005,000   $3.13-$3.97    $   7,673   $3.13-$3.97     $   2,672
                                              ------------                  ---------                  -----------
                                              ------------                  ---------                  -----------

15. EXTRAORDINARY LOSSES
    For the years 1993 and 1992, the Company incurred extraordinary losses, all related to early extinguishment of debt, as follows:

                                                                                                   YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1993       1992
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Gains on early extinguishment of subordinated debt..........................................             $       6
Writeoff of deferred loan costs resulting from early extinguishment of debt.................  $    (892)    (2,561)
Costs incurred to effect early extinguishment of debt.......................................       (690)    (2,942)
Equity in extraordinary losses of equity investees and partnerships resulting from early
  extinguishment of debt....................................................................     (1,370)    (1,082)
                                                                                              ---------  ---------
Extraordinary losses before tax effects.....................................................     (2,952)    (6,579)
Tax effects.................................................................................      1,033      2,237
                                                                                              ---------  ---------
Extraordinary losses, net...................................................................  $  (1,919) $  (4,342)
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

15. EXTRAORDINARY LOSSES (CONTINUED)
    Exclusive of scheduled sinking fund obligations, in 1993, the Company redeemed $83,379,000 of its 16 1/2% Debentures utilizing proceeds from the sales of Bankers and BLHC. In 1992, the Company prepaid $130 million of its senior secured loan utilizing proceeds from the sale of Bankers totaling $85 million and internally-generated funds totaling $45 million.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              PRIMARY           FULLY DILUTED PER SHARE
                                                                         PER SHARE AMOUNTS              AMOUNTS
                                                                      ------------------------  ------------------------
                                             OPERATING       NET       OPERATING       NET       OPERATING       NET
                                             EARNINGS     EARNINGS     EARNINGS     EARNINGS     EARNINGS     EARNINGS
                                REVENUES      (LOSS)       (LOSS)       (LOSS)       (LOSS)       (LOSS)       (LOSS)
                               -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1993:
    First Quarter............  $   337,834  $   105,623  $   102,580   $    2.05    $    1.98    $    1.79    $    1.74
    Second Quarter...........      175,564       (8,476)      (8,605)       (.34)        (.34)        (.34)        (.34)
    Third Quarter............      399,215      125,734      125,734        2.46         2.46         2.14         2.14
    Fourth Quarter...........      169,781      (10,957)     (16,438)       (.35)        (.46)        (.35)        (.46)
1992:
    First Quarter............  $   442,708  $   (23,302) $   (25,818)  $    (.65)   $    (.70)   $    (.65)   $    (.70)
    Second Quarter...........      479,399       10,929       10,929         .07          .07          .07          .07
    Third Quarter............      465,888       13,044       12,330         .11          .10          .11          .10
    Fourth Quarter...........      352,292       50,184       49,072         .89          .86          .83          .81

    For the quarter ended March 31, 1993, the Company reported a non-operating gain totaling $79,459,000, net of tax effects, representing the Company's equity in the proceeds of BLHC's initial public offering. As a result of the Company's subsequent sale of its remaining interest in BLHC, such non-operating gain was reclassified as a component of revenues and operating earnings. Revenues and results of operations for the 1993 first quarter have accordingly been adjusted to reflect such reclassification.

    The results of operations for the quarters ended June 30, 1993 and September 30, 1993, have been restated to correct for accounting errors determined in the course of preparation of the Company's year-end financial statements. The errors involved the incorrect accounting for certain group

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) health reinsurance activities and the correction of income tax provisions for a special purpose subsidiary which can no longer be included in the Company's consolidated income tax return. Following is a summary of the effect of these corrections on the reported results (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED JUNE      THREE MONTHS ENDED
                                                            30, 1993             SEPTEMBER 30, 1993
                                                    ------------------------  ------------------------
                                                    AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                                    -----------  -----------  -----------  -----------
Revenues..........................................   $ 177,058    $ 175,564    $ 397,232    $ 399,215
                                                    -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------
Operating earnings (loss).........................   $  (1,812)   $  (8,476)   $ 132,963    $ 125,734
                                                    -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------
Net earnings (loss)...............................   $  (1,941)   $  (8,605)   $ 132,963    $ 125,734
                                                    -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------
Primary earnings (loss) per common share:
  Operating earnings (loss).......................   $    (.20)  $     (.34 ) $     2.61   $     2.46
                                                    -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------
  Net earnings (loss).............................  $     (.20 ) $     (.34 ) $     2.61   $     2.46
                                                    -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------
Fully diluted earnings (loss):
  Operating earnings (loss).......................  $     (.20 ) $     (.34 ) $     2.29   $     2.14
                                                    -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------
  Net earnings (loss).............................  $     (.20 ) $     (.34 ) $     2.29   $     2.14
                                                    -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------

    Fully diluted earnings per share are independently calculated for each interim period. In those periods where the results of such calculations would be antidilutive, primary earnings per share are reflected in lieu of fully diluted earnings per share. Therefore, the sum of the quarterly earnings per share on a fully diluted basis will not necessarily equal fully diluted earnings per share for the entire year.

    Reporting results of insurance operations on a quarterly basis necessitates numerous estimates throughout the year, principally in the calculation of reserves and in the determination of the effective rate for federal income taxes. It is the Company's practice to review its estimates at the end of each quarter and, if necessary, make appropriate refinements, with the resulting effect being reported in current operations. Only at year-end is the Company able to retrospectively assess the precision of its previous quarterly estimates. The Company's fourth quarter results contain the effect of the difference between previous estimates and final year-end results and, therefore, the results of an interim period may not be indicative of the results for the entire year.

17. INDUSTRY SEGMENT DATA
    The Company and its subsidiaries are principally engaged in the sale and underwriting of individual life and health insurance, group insurance and accumulation products. Total revenues by segment reflect sales to unaffiliated customers. Operating earnings (loss) equal total revenues less operating expenses.

    Premium income and other considerations includes premium income, mortality and administration charges, surrender charges and amortization of deferred policy initiation fees. Net investment income and other income are allocated to the segments based on rates ranging from 6% to 10% related to reserves generated by each of the four insurance segments. Corporate revenues and operating earnings include gains (losses) on the sales of subsidiaries, equity in earnings (losses) of unconsolidated affiliates and limited partnerships, and the remaining net investment income considered to be income applicable to the investment of capital and surplus funds. Operating expenses are allocated to each segment based on a ratio of operating expenses to premiums and premium equivalents.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

17. INDUSTRY SEGMENT DATA (CONTINUED)

                                                                       YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                 1993           1992           1991
                                                             -------------  -------------  -------------
                                                                           (IN THOUSANDS)
Revenues:
    Individual life (including premium
      equivalents).........................................  $     311,570  $     425,007  $     492,247
    Less premium equivalents...............................        (45,942)       (76,346)       (92,665)
                                                             -------------  -------------  -------------
                                                                   265,628        348,661        399,582
    Individual health......................................        231,541        913,883      1,011,782
    Group and other........................................        152,137        357,937        362,072
    Accumulation products..................................         52,645        121,310        132,544
    Corporate..............................................        345,618        117,584          7,989
    Realized investment gains (losses).....................         34,825       (119,088)       (26,354)
                                                             -------------  -------------  -------------
        Total revenues.....................................  $   1,082,394  $   1,740,287  $   1,887,615
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------
Operating earnings (loss):
    Individual life........................................  $      45,145  $      42,464  $      80,007
    Individual health......................................         21,036         66,528         65,478
    Group and other........................................        (12,892)         5,121          5,631
    Accumulation products..................................         (6,705)           418         10,452
    Corporate..............................................        299,965         76,098          7,989
    Realized investment gains (losses).....................         34,825       (119,088)       (26,354)
    Amortization of excess cost............................         (9,591)       (10,981)       (11,365)
    Corporate interest expense.............................        (66,153)       (78,961)       (98,570)
                                                             -------------  -------------  -------------
        Operating earnings (loss) before income
          taxes and equity earnings (loss).................  $     305,630  $     (18,401) $      33,268
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------

18. SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS
    Cash payments (receipts) for interest expense and income taxes were as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1993       1992       1991
                                                              ---------  ---------  ---------
                                                                      (IN THOUSANDS)
Interest....................................................  $  71,167  $  77,211  $  94,143
Income taxes................................................     (8,248)     6,537      8,435

    The following reflects assets and liabilities disposed relative to the sales of subsidiaries and net cash flow relative to such sales during the year ended December 31, 1992 (in thousands):

Assets of subsidiaries sold............................................  $ 2,191,519
Liabilities of subsidiaries sold.......................................   (1,837,230)
Excess cost of investments in subsidiaries over
  net assets sold......................................................       59,198
                                                                         -----------
    Net investments in subsidiaries sold...............................  $   413,487
                                                                         -----------
                                                                         -----------
Net cash flow from sales:
    Cash received from sales...........................................  $   600,000
    Cash of subsidiaries sold..........................................     (398,811)
    Investment in securities of purchaser..............................     (111,517)
                                                                         -----------
        Net cash provided by sales of subsidiaries.....................  $    89,672
                                                                         -----------
                                                                         -----------

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

19. OTHER OPERATING INFORMATION
    Other operating costs and expenses for the three years ended December 31, 1993, are as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1993         1992         1991
                                                                   -----------  -----------  -----------
                                                                              (IN THOUSANDS)
Non-deferrable commission expense................................  $    44,122  $    44,662  $    33,563
Taxes, licenses and fees.........................................       21,777       38,257       47,328
General and administrative expenses..............................      111,236      205,439      215,904
Settlement fee for modification of data processing arrangement...                    12,600
Consolidation expenses...........................................       23,870       10,885
Provision for costs of litigation and other
 contingencies...................................................        9,320
Placement fee for collateralized mortgage note obligations.......        4,413
Services agreements with CNC principals (see Note 4).............        9,050
Litigation settlement............................................                    18,001
                                                                   -----------  -----------  -----------
  Other operating expenses.......................................  $   223,788  $   329,844  $   296,795
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

    In October 1992, the Company entered into a settlement agreement and agreed to pay a $12.6 million settlement fee to Perot Systems, Inc. to modify an existing data processing services arrangement. Under the settlement agreement, Perot Systems agreed to eliminate minimum fee requirements totaling $15.6 million annually through July 1992, to lower its unit transaction charges, and to procure the release of the Company relative to its guarantee of certain equipment lease obligations. Bankers paid $6.3 million of the settlement fee and Conseco agreed to a reduction in Bankers' required capital and surplus as of the date of sale by a corresponding amount.

    For the years ended December 31, 1993 and 1992, the Company reflected consolidation and reorganization expenses totaling $23,870,000 and $10,885,000, respectively. The expenses were associated with the operational consolidation of three of the Company's Texas-based insurance subsidiaries. The 1993 expenses include a $10,757,000 writedown of certain home office real estate, a $9,760,000 writeoff of certain capitalized data processing costs and $3,353,000 in writeoffs of other property and equipment. The 1992 expense included an accrual for the expenses anticipated to be incurred relative to such consolidation and an $8,000,000 writedown of certain home office real estate. In addition, during 1993, the Company assessed its exposure to the costs associated with pending litigation and certain other contingencies and provided reserves totaling $9,320,000 for the costs anticipated to be incurred relative to such matters. The litigation settlement expense in 1992 related to a class action suit which had been filed by certain policyholders and which was settled in that year.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

19. OTHER OPERATING INFORMATION (CONTINUED)
    Changes in the present value of future profits of acquired business for the three years ended December 31, 1993, are as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                      1993        1992         1991
                                                                    ---------  -----------  -----------
                                                                              (IN THOUSANDS)
Balance, beginning of year........................................  $  63,863  $   116,430  $   135,215
Amortization:
  Cash flow realized..............................................    (11,438)     (24,980)     (31,267)
  Interest capitalized............................................      5,049        9,996       12,482
Sale of subsidiaries and reinsurance..............................     (6,769)     (37,583)
                                                                    ---------  -----------  -----------
Balance, end of year..............................................  $  50,705  $    63,863  $   116,430
                                                                    ---------  -----------  -----------
                                                                    ---------  -----------  -----------

    Based on current conditions and assumptions as to future events on all policies in force, approximately 10% and 9% of the present value of future profits of acquired business as of December 31, 1993, are expected to be amortized in each of the next two years, respectively, and 8% in each of the succeeding three years. The interest accrual rate for the present value of future profits of acquired business ranged from 8% to 10% during each of the three years in the period ended December 31, 1993.

                                                                     SCHEDULE II

                      I.C.H. CORPORATION AND SUBSIDIARIES
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                                 DEDUCTIONS                 BALANCE AT
                                               BALANCE AT                --------------------------       END OF PERIOD
                                                BEGINNING                  AMOUNTS       AMOUNTS     ------------------------
               NAME OF DEBTOR                   OF PERIOD    ADDITIONS    COLLECTED    WRITTEN OFF    CURRENT    NOT CURRENT
- ---------------------------------------------  -----------  -----------  -----------  -------------  ---------  -------------
Year ended December 31, 1993:
  Phillip E. Allen...........................   $     578    $      10(A)  $     588
  Lee A. Eldredge............................         144            7(A)                            $     151
  John T. Hull...............................         144            7(A)                                  151
  W. Sherman Lay.............................         347           15(A)                                  362
  Patricia W. Gliessner......................         308           14(A)                                  322
  Charles L. Greiner.........................         193            8(A)                                  201
  Billy Joe Aldrich..........................         880           59(B)                                  939
                                               -----------       -----        -----                  ---------
                                                $   2,594    $     120    $     588                  $   2,126
                                               -----------       -----        -----                  ---------
                                               -----------       -----        -----                  ---------
Year ended December 31, 1992:
  Phillip E. Allen...........................   $     551    $      27(A)                            $     578
  Lee A. Eldredge............................         138            6(A)                                  144
  John T. Hull...............................         138            6(A)                                  144
  W. Sherman Lay.............................         331           16(A)                                  347
  Patricia W. Gliessner......................         294           14(A)                                  308
  Charles L. Greiner.........................         184            9(A)                                  193
  Billy Joe Aldrich..........................         822           58(B)                                  880
                                               -----------       -----                               ---------
                                                $   2,458    $     136                               $   2,594
                                               -----------       -----                               ---------
                                               -----------       -----                               ---------
Year ended December 31, 1991:
  Phillip E. Allen...........................   $     525    $      26(A)                            $     551
  Lee A. Eldredge............................         131            7(A)                                  138
  John T. Hull...............................         131            7(A)                                  138
  W. Sherman Lay.............................         315           16(A)                                  331
  Patricia W. Gliessner......................         280           14(A)                                  294
  Charles L. Greiner.........................         175            9(A)                                  184
  Billy Joe Aldrich..........................         541          281(B)                                  822
                                               -----------       -----                               ---------
                                                $   2,098    $     360                               $   2,458
                                               -----------       -----                               ---------
                                               -----------       -----                               ---------

- ---------
    (A) Promissory notes receivable bearing simple interest at 9% issued in conjunction with sale of common shares under Restricted Stock Purchase
Agreements. These notes were modified in 1992 to collateralize with shares of Company's Common Stock purchased under the Restricted Stock Purchase Agreement and to extend the maturity date from 1992 to 1996. Employees were granted options to repay obligations with collateral shares. Additions in 1993, 1992 and 1991 reflect additional interest accrued during those years.
    (B) Promissory notes, including an additional $239,000 loaned to Mr. Aldrich during 1991. The notes bear interest at 11% and mature in 1995. At debtor's option, the notes may be repaid in cash or by the deliverance to the Company of 51,534 shares of the Company's Common Stock. Amounts reflected include accrued interest.

                                                                    SCHEDULE III

                               I.C.H. CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                           1993          1992
                                                                                        -----------  -------------
Fixed maturities, at fair value.......................................................  $    59,504
Equity securities, affiliated, at fair value..........................................       54,000
Investments in limited partnerships...................................................          158  $       4,901
Real estate, at lower of cost or fair value...........................................        7,817          3,997
Collateral loans......................................................................        6,160          6,220
Cash and short-term investments.......................................................       71,845         51,750
Investments in and advances to subsidiaries:
  Investments in subsidiaries.........................................................      754,482        620,006
  Advances to subsidiaries............................................................        8,629        273,512
Notes and accounts receivable.........................................................        8,072          4,361
Federal income tax recoverable........................................................                      11,141
Deferred income tax asset.............................................................       12,615         61,322
Other assets..........................................................................        4,076          6,702
                                                                                        -----------  -------------
                                                                                        $   987,358  $   1,043,912
                                                                                        -----------  -------------
                                                                                        -----------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable:
  Due within one year.................................................................  $    34,687  $      79,386
  Due after one year..................................................................      417,334        503,335
Advances from subsidiaries............................................................       14,402         34,202
Federal income taxes currently payable................................................        3,664
Accrued expenses and other liabilities................................................       22,101          7,740
                                                                                        -----------  -------------
                                                                                            492,188        624,663
                                                                                        -----------  -------------
Stockholders' equity:
  Preferred stock.....................................................................      229,239        329,242
  Common stock........................................................................       71,594         71,401
  Common stock, Class B...............................................................          100            100
  Additional paid-in capital..........................................................      155,499        155,391
  Net unrealized investment gains.....................................................       20,458         18,823
  Retained earnings (deficit).........................................................       71,833       (102,654)
                                                                                        -----------  -------------
                                                                                            548,723        472,303
  Notes receivable collateralized by common stock.....................................       (1,729)        (2,163)
  Treasury stock, at cost.............................................................      (51,824)       (50,891)
                                                                                        -----------  -------------
                                                                                            495,170        419,249
                                                                                        -----------  -------------
                                                                                        $   987,358  $   1,043,912
                                                                                        -----------  -------------
                                                                                        -----------  -------------

    The accompanying notes are an integral part of the financial statements.

                               I.C.H. CORPORATION
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                               1993         1992          1991
                                                                            -----------  -----------  ------------
Income:
  Interest income.........................................................  $     4,096  $     1,400  $      3,480
  Income from subsidiaries and equity investees:
    Dividends.............................................................       43,681       22,842       166,197
    Interest income.......................................................        7,347       37,221        58,940
    Administrative services...............................................      106,589      170,165       183,316
  Realized investment losses..............................................       (6,024)         (46)         (995)
  Gain on sale of investment in Bankers Life Holding Corporation..........      297,041
  Other income............................................................        2,722        1,628         4,985
                                                                            -----------  -----------  ------------
                                                                                455,452      233,210       415,923
                                                                            -----------  -----------  ------------
Expenses:
  Administrative and general expenses:
    Subsidiaries and related parties......................................      106,589      170,165       183,316
    Other.................................................................       26,403       10,166         7,672
  Interest:
    Subsidiaries..........................................................          269        2,423         4,205
    Other.................................................................       64,420       81,116       102,997
                                                                            -----------  -----------  ------------
                                                                                197,681      263,870       298,190
                                                                            -----------  -----------  ------------
      Operating earnings (loss) before provision for federal income taxes and equity in undistributed earnings (loss) of subsidiaries and
       equity investees...................................................      257,771      (30,660)      117,733
Income tax expense (credit)...............................................       68,632      (47,234)      (10,357)
                                                                            -----------  -----------  ------------
      Operating earnings before equity in undistributed earnings (loss) of
       subsidiaries and equity investees..................................      189,139       16,574       128,090
                                                                            -----------  -----------  ------------
Equity in undistributed earnings (loss) of subsidiaries and equity
 investees................................................................       22,785       34,281      (102,661)
                                                                            -----------  -----------  ------------
      Operating earnings..................................................      211,924       50,855        25,429
Cumulative effect of changes in accounting methods........................       (6,734)                     8,783
Extraordinary losses, net of tax effect...................................       (1,919)      (4,342)
                                                                            -----------  -----------  ------------
      Net earnings........................................................      203,271       46,513        34,212
Less dividends on preferred stock.........................................      (28,784)     (30,800)      (30,800)
                                                                            -----------  -----------  ------------
      Net earnings applicable to common stock.............................  $   174,487  $    15,713  $      3,412
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------

    The accompanying notes are an integral part of the financial statements.

                               I.C.H. CORPORATION
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                              1993          1992          1991
                                                                          ------------  ------------  ------------
Cash flows from operating activities:
  Operating earnings....................................................  $    211,924  $     50,855  $     25,429
  Items not requiring (providing) cash:
    Equity in undistributed (earnings) loss of subsidiaries and related
     party..............................................................       (22,785)      (34,281)      102,661
    Increase (decrease) in accrued expenses and other
      liabilities.......................................................        18,025        (4,625)
    Change in deferred tax asset........................................        48,513       (49,121)      (10,121)
    Gain on sale of investment in Bankers Life Holding Corporation......      (297,041)
    Other, net..........................................................         7,727       (11,754)        9,377
                                                                          ------------  ------------  ------------
      Net cash provided (used) by operating activities..................       (33,637)      (48,926)      127,346
                                                                          ------------  ------------  ------------
Cash flows from investing activities:
  Payments received on notes receivable, subsidiaries...................       147,267       359,500        75,000
  Sale of investment in Bankers Life Holding Corporation................       287,639
  Purchase of long-term investments.....................................       (78,160)                       (375)
  Purchase of investments from subsidiaries.............................       (34,457)      (91,796)
  Other, net............................................................          (500)      (11,626)         (668)
                                                                          ------------  ------------  ------------
      Net cash provided by investing activities.........................       321,789       256,078        73,957
                                                                          ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds of notes payable, unaffiliated...............................                       6,200
  Proceeds of notes payable, subsidiaries...............................                                    21,700
  Principal repayment on notes payable, unaffiliated....................       (41,567)     (165,132)      (75,212)
  Principal repayment on notes payable, subsidiaries....................        (7,334)      (32,549)      (35,882)
  Repayment of obligations due former affiliates........................                                   (12,926)
  Repurchases of subordinated debt......................................       (89,439)       (1,694)
  Redemption of preferred stock.........................................      (100,000)
  Purchase of treasury shares...........................................          (933)
  Dividends on preferred shares.........................................       (28,784)      (30,800)      (30,800)
                                                                          ------------  ------------  ------------
      Net cash used by financing activities.............................      (268,057)     (223,975)     (133,120)
                                                                          ------------  ------------  ------------
Net increase (decrease) in cash and short-term investments..............        20,095       (16,823)       68,183
Cash and short-term investments at beginning of year....................        51,750        68,573           390
                                                                          ------------  ------------  ------------
Cash and short-term investments at end of year..........................  $     71,845  $     51,750  $     68,573
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                               I.C.H. CORPORATION
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

    The   accompanying  condensed   financial  statements  should   be  read  in
conjunction with the consolidated financial statements and notes thereto of I.C.H. Corporation and Subsidiaries.

    Notes payable at December 31, 1993 and 1992, are summarized as follows:

                                                                                1993         1992
                                                                             -----------  -----------
                                                                                  (IN THOUSANDS)
Borrowings under senior secured loan.......................................  $    30,000  $    30,000
16 1/2% Senior Subordinated Debentures due 1994............................                   124,910
11 1/4% Senior Subordinated Notes due 1996(a)..............................      300,159      392,635
11 1/4% Senior Subordinated Notes due 2003.................................       91,161
9 1/2% unsecured note payable due 1996.....................................       25,550       29,200
Note payable, interest at prime, due in monthly installments through 1999,
  collateralized by aircraft equipment.....................................        4,872        5,654
Other......................................................................          279          322
                                                                             -----------  -----------
                                                                             $   452,021  $   582,721
                                                                             -----------  -----------
                                                                             -----------  -----------

- ---------
    (a) The principal amount of these notes held by subsidiaries at December 31, 1993 and 1992 was $34,058,000 and $39,428,000, respectively.

    The following summary sets forth the scheduled maturities and sinking fund requirements of notes payable during each of the five years following December 31, 1993 (in thousands):

1994.....................................................................  $  34,687
1995.....................................................................    104,585
1996.....................................................................    219,244
1997.....................................................................      1,058
1998 and thereafter......................................................     92,447
                                                                           ---------
                                                                           $ 452,021
                                                                           ---------
                                                                           ---------

    Dividends from subsidiaries and equity investees consist of the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                        1993       1992        1991
                                                                      ---------  ---------  -----------
                                                                               (IN THOUSANDS)
Cash dividends......................................................  $  43,681  $  12,000  $   166,197
Deemed dividend.....................................................                10,842
                                                                      ---------  ---------  -----------
                                                                      $  43,681  $  22,842  $   166,197
                                                                      ---------  ---------  -----------
                                                                      ---------  ---------  -----------

    Prior to the sale of Bankers, the parent company acquired certain assets from Bankers at their fair value. The tax attributes related to such assets were likewise transferred to ICH and the income tax consequences which had been reflected for financial purposes have been reflected as a deemed dividend to the parent company.

                                                                      SCHEDULE V

                      I.C.H. CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                FUTURE
                                  DEFERRED      POLICY
                                   POLICY      BENEFITS
                                 ACQUISITION     AND                                 PREMIUM
                                  COSTS AND   UNIVERSAL                               INCOME
                                   PRESENT     LIFE AND                                AND          NET
                                    VALUE     INVESTMENT               CLAIMS AND     OTHER     INVESTMENT    BENEFITS,
                                 OF ACQUIRED   PRODUCT     UNEARNED     BENEFITS    CONSIDER-    AND OTHER   CLAIMS AND
SEGMENT                           BUSINESS    LIABILITIES  PREMIUMS      PAYABLE      ATIONS      INCOME       LOSSES
- -------------------------------  -----------  ----------  -----------  -----------  ----------  -----------  -----------
Year ended December 31, 1993:
  Individual life..............   $ 140,459   $1,563,363                $   8,110   $  118,049   $ 147,579    $ 141,345
  Individual health............      68,854       68,775   $  35,236       42,432      220,266      11,275      137,113
  Group and other..............                   24,403         176       34,165      136,486      15,651       99,509
  Accumulation products........       9,917      787,911                      214          225      52,420       50,365
  Corporate....................                                                                    345,618
                                 -----------  ----------  -----------  -----------  ----------  -----------  -----------
      Total....................   $ 219,230   $2,444,452   $  35,412    $  84,921   $  475,026   $ 572,543    $ 428,332
                                 -----------  ----------  -----------  -----------  ----------  -----------  -----------
                                 -----------  ----------  -----------  -----------  ----------  -----------  -----------
Year ended December 31, 1992:
  Individual life..............   $ 170,041   $1,574,369                $   6,760   $  191,555   $ 157,106    $ 238,100
  Individual health............      69,657       66,519   $  33,346       39,141      859,094      54,789      583,487
  Group and other..............                   26,875         103       19,369      337,406      20,531      287,872
  Accumulation products........       2,972      744,288                       30          724     120,586       95,986
  Corporate....................                                                                    117,584
                                 -----------  ----------  -----------  -----------  ----------  -----------  -----------
                                  $ 242,670   $2,412,051   $  33,449    $  65,300   $1,388,779   $ 470,596    $1,205,445
                                 -----------  ----------  -----------  -----------  ----------  -----------  -----------
                                 -----------  ----------  -----------  -----------  ----------  -----------  -----------
Year ended December 31, 1991:
  Individual life..............   $ 252,292   $2,055,916                $  14,278   $  202,249   $ 197,333    $ 238,990
  Individual health............     400,084      428,126   $ 194,560      158,199      949,876      61,906      640,797
  Group and other..............                   40,131         515       67,830      343,292      18,780      305,816
  Accumulation products........      21,144    1,100,325                       13          259     132,285       93,939
  Corporate....................                                                                      7,989
                                 -----------  ----------  -----------  -----------  ----------  -----------  -----------
                                  $ 673,520   $3,624,498   $ 195,075    $ 240,320   $1,495,676   $ 418,293    $1,279,542
                                 -----------  ----------  -----------  -----------  ----------  -----------  -----------
                                 -----------  ----------  -----------  -----------  ----------  -----------  -----------

                                 AMORTIZATION
                                 OF DEFERRED
                                    POLICY
                                 ACQUISITION
                                  COSTS AND
                                   PRESENT
                                    VALUE         OTHER
                                 OF ACQUIRED    OPERATING
SEGMENT                            BUSINESS       COSTS
- -------------------------------  ------------  -----------
Year ended December 31, 1993:
  Individual life..............   $   16,728    $  62,410
  Individual health............       32,172       41,220
  Group and other..............                    65,520
  Accumulation products........                     8,985
  Corporate....................                    45,653
                                 ------------  -----------
      Total....................   $   48,900    $ 223,788
                                 ------------  -----------
                                 ------------  -----------
Year ended December 31, 1992:
  Individual life..............   $   30,646    $  37,451
  Individual health............      101,267      162,601
  Group and other..............                    64,944
  Accumulation products........        1,544       23,362
  Corporate....................                    41,486
                                 ------------  -----------
                                  $  133,457    $ 329,844
                                 ------------  -----------
                                 ------------  -----------
Year ended December 31, 1991:
  Individual life..............   $   34,595    $  45,990
  Individual health............      132,585      172,921
  Group and other..............                    50,625
  Accumulation products........          895       27,259
  Corporate....................
                                 ------------  -----------
                                  $  168,075    $ 296,795
                                 ------------  -----------
                                 ------------  -----------

                                                                     SCHEDULE VI

                      I.C.H. CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                               PERCENTAGE
                                             GROSS       CEDED TO OTHER      ASSUMED FROM          NET          OF AMOUNT
                                            AMOUNT         COMPANIES        OTHER COMPANIES      AMOUNT      ASSUMED TO NET
                                          -----------   ----------------   -----------------   -----------   ---------------
Year ended December 31, 1993:
  Life insurance in force(A)............  $20,425,230       $ 5,658,090         $   972,626    $15,739,766       6.2%
                                          -----------   ----------------   -----------------   -----------       ---
                                          -----------   ----------------   -----------------   -----------       ---
  Premium income and other
   considerations:
    Individual life (including premium
     equivalents).......................  $   171,147       $    12,498         $     5,342    $   163,991       3.2%
    Less premium equivalents............      (47,057)           (3,351)             (2,236)       (45,942)
                                          -----------   ----------------   -----------------   -----------
    Individual life.....................      124,090             9,147               3,106        118,049
    Individual health...................      231,856            11,870                 280        220,266        .1%
    Group and other.....................      165,405            28,948                  29        136,486       0.0%
    Accumulation products...............          192                16                  49            225      21.8%
                                          -----------   ----------------   -----------------   -----------
                                          $   521,543       $    49,981         $     3,464    $   475,026
                                          -----------   ----------------   -----------------   -----------
                                          -----------   ----------------   -----------------   -----------
Year ended December 31, 1992:
  Life insurance in force(A)............  $20,528,559       $ 5,417,485         $   907,756    $16,018,830       5.7%
                                          -----------   ----------------   -----------------   -----------       ---
                                          -----------   ----------------   -----------------   -----------       ---
  Premium income and other
   considerations:
    Individual life (including premium
     equivalents).......................  $   273,048       $    10,512         $     5,365    $   267,901       2.0%
    Less premium equivalents............      (77,226)           (3,987)             (3,106)       (76,345)
                                          -----------   ----------------   -----------------   -----------
    Individual life.....................      195,822             6,525               2,259        191,556
    Individual health...................      855,428             1,591               5,257        859,094       0.6%
    Group and other.....................      376,600            39,686                 492        337,406       0.1%
    Accumulation products...............        7,063             6,418                  78            723      11.0%
                                          -----------   ----------------   -----------------   -----------
      Total.............................  $ 1,434,913       $    54,220         $     8,086    $ 1,388,779
                                          -----------   ----------------   -----------------   -----------
                                          -----------   ----------------   -----------------   -----------
Year ended December 31, 1991:
  Life insurance in force(A)............  $36,913,549       $ 8,646,176         $ 1,657,368    $29,924,741       5.5%
                                          -----------   ----------------   -----------------   -----------       ---
                                          -----------   ----------------   -----------------   -----------       ---
  Premium income and other
   considerations:
    Individual life (including premium
     equivalents).......................  $   300,957       $    13,151         $     7,108    $   294,914       2.4%
    Less premium equivalents............      (94,944)           (7,305)             (5,027)       (92,666)
                                          -----------   ----------------   -----------------   -----------
    Individual life.....................      206,013             5,846               2,081        202,248
    Individual health...................      949,717               126                 284        949,875       0.0%
    Group and other.....................      379,338            36,861                 816        343,293       0.2%
    Accumulation products...............        8,680             8,538                 118            260      45.4%
                                          -----------   ----------------   -----------------   -----------
      Total.............................  $ 1,543,748       $    51,371         $     3,299    $ 1,495,676
                                          -----------   ----------------   -----------------   -----------
                                          -----------   ----------------   -----------------   -----------

- ---------
    (A) Excludes face amount of life insurance in force ceded to other unaffiliated companies under financial reinsurance agreements with unaffiliated insurers generally in return for fees, as follows (in thousands):

                                                  1993        1992        1991
                                               ----------  ----------  ----------
Ceded to other companies.....................  $1,677,183  $2,076,293  $2,807,700

These agreements will terminate during the next few years.

                                                                   SCHEDULE VIII
                      I.C.H. CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                          BALANCE AT  -------------------------------------
                                          BEGINNING   CHARGED TO COSTS   CHARGED TO OTHER                      BALANCE AT
DESCRIPTION                               OF PERIOD     AND EXPENSES         ACCOUNTS          DEDUCTIONS     END OF PERIOD
- ----------------------------------------  ----------  ----------------  -------------------   -------------   -------------
Year ended December 31, 1993:
  Allowance for mortgage loan losses....  $    1,450                    $                     $      407(B)   $      1,043
  Allowance for losses on real estate...      14,557  $        4,500                               1,442(B)         17,615
  Allowance for doubtful accounts.......       3,163             104                                 404(C)          2,863
  Accumulated depreciation on property
   and equipment........................      23,439           7,390               4,639(A)          374(B)         35,094
  Allowance for losses on property and
   equipment............................       8,000                                                                 8,000
  Amortization of excess cost of
   investments in subsidiaries over net
   assets acquired......................      68,340           9,591                 189(A)                         78,120
  Accumulated depreciation on real
   estate...............................       9,922           1,430              (1,367)(A)         622(B)          9,363
                                          ----------        --------             -------      -------------   -------------
                                          $  128,871  $       23,015    $          3,461      $    3,249      $    152,098
                                          ----------        --------             -------      -------------   -------------
                                          ----------        --------             -------      -------------   -------------
Year ended December 31, 1992:
  Allowance for mortgage loan losses....  $    2,318  $          407                          $    1,275(A)   $      1,450
  Allowance for losses on real estate...      13,778           2,312    $             45(A)        1,578(B)         14,557
  Allowance for doubtful accounts.......       3,158             422                                 244(C)          3,163
                                                                                                     173(D)
  Allowance for other invested assets...      18,392                                              18,392(C)        --
  Accumulated depreciation on property
   and equipment........................      43,594           8,356                               5,371(B)         23,439
                                                                                                  23,140(D)
  Allowance for losses on property and
   equipment............................                       8,000                                                 8,000
  Amortization of excess cost of
   investments in subsidiaries over net
   assets acquired......................      71,798          10,981                              14,439(D)         68,340
  Accumulated depreciation on real
   estate...............................       9,215           1,370                                 492(B)          9,922
                                                                                                     171(D)
                                          ----------        --------             -------      -------------   -------------
                                          $  162,253  $       31,848    $             45      $   65,275      $    128,871
                                          ----------        --------             -------      -------------   -------------
                                          ----------        --------             -------      -------------   -------------
Year ended December 31, 1991:
  Allowance for mortgage loan losses....  $    2,883  $        1,115                          $    1,680(A)   $      2,318
  Allowance for losses on real estate...       2,715          10,578    $          1,680(A)        1,195(B)         13,778
  Allowance for doubtful accounts.......       3,227              62                                 131(C)          3,158
  Allowance for other invested assets...                      18,392                                                18,392
  Accumulated depreciation on property
   and equipment........................      45,222           6,601               3,669(A)        8,040(B)         43,594
                                                                                                   3,858(A)
  Amortization of excess cost of
   investment in subsidiaries over net
   assets acquired......................      60,521          11,365                                  88(A)         71,798
  Accumulated depreciation on real
   estate...............................       6,102           1,368               3,858(A)        2,113(B)          9,215
                                          ----------        --------             -------      -------------   -------------
                                          $  120,670  $       49,481    $          9,207      $   17,105      $    162,253
                                          ----------        --------             -------      -------------   -------------
                                          ----------        --------             -------      -------------   -------------

- ---------
    (A) Miscellaneous reclassification.
    (B) Retirement upon sales of assets.
    (C) Elimination of allowance upon disposition of account.
    (D) Deduction upon sales of previously consolidated subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

    The information appearing under ITEM 1A in Part I of this Form 10-K and the information appearing under the heading "Election of Directors" in the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Registrant's 1994 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information appearing under the heading "Executive Compensation" in the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Registrant's 1994 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information appearing under the heading "Security Ownership" in the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Registrant's 1994 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information appearing under the subheading "Certain Transactions" under "Executive Compensation" in the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Registrant's 1994 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    1. EXHIBITS. The exhibits listed on the Index to Exhibits appearing on pages 99-105 of this Form 10-K and the footnotes thereto are incorporated herein by reference. The exhibit descriptions incorporated by reference identify by asterisk (*) each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to ITEM 14(C).

    2. FINANCIAL STATEMENTS. The list of audited consolidated financial statements of ICH and the related auditor's report appearing under the heading "Financial Statements" in the Index to Financial Statements and Financial Statement Schedules of I.C.H. Corporation and Subsidiaries in ITEM 8 on page of this Form 10-K is incorporated herein by reference.

    3. FINANCIAL STATEMENT SCHEDULES. The list of schedules appearing under the heading "Financial Statement Schedules" in the Index to Financial Statements and Financial Statement Schedules of I.C.H. Corporation and Subsidiaries in ITEM 8 on page 47 of this Form 10-K is incorporated herein by reference.

    4. FORM 8-K. On October 1, 1993, the Registrant filed a Report on Form 8-K, dated September 30, 1993, to report, under ITEM 5 of that form, the closing of the Registrant's sale of 13,316,168 shares of common stock of Bankers Life Holding Corporation; the sale of shares of common stock of CCP Insurance, Inc. by subsidiaries of the Registrant in conjunction with an underwritten public offering; and the completion of the restructuring of the Registrant's insurance holding company organization, from a vertical to a substantially horizontal configuration and matters relating to the receipt of regulatory approvals in connection therewith. The Registrant filed a Report on Form 8-K, dated January 15, 1994, to report, under ITEM 5 of that form, the execution of Stock Purchase

Agreements pursuant to which the Registrant agreed to repurchase its Class B Common Stock from Consolidated National Corporation ("CNC") and CNC agreed to sell shares of the Registrant's Common Stock to Torchmark Corporation and Stephens Inc.; and a Report on Form 8-K, dated February 11, 1994, to report, under ITEM 1 of that form, the closing of said Stock Purchase Agreements and the sales of Common Stock and Class B Common Stock and other transactions contemplated thereby.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          I.C.H. CORPORATION

                                          BY:      /s/ ROBERT L. BEISENHERZ

                                          --------------------------------------
                                                   Robert L. Beisenherz
                                                  CHAIRMAN OF THE BOARD,
                                          CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                          Date: March 21, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           /s/ CHARLES L. DUNCAN
- -------------------------------------------             Director             March 21, 1994
             Charles L. Duncan
            /s/ ROBERT P. EWING
- -------------------------------------------             Director             March 21, 1994
              Robert P. Ewing

- -------------------------------------------             Director
              Jon E.M. Jacoby
              /s/ C. FRED RICE
- -------------------------------------------             Director             March 21, 1994
                C. Fred Rice
            /s/ S. LEROY STEGNER
- -------------------------------------------             Director             March 21, 1994
              S. Leroy Stegner

- -------------------------------------------             Director
              Keith A. Tucker
          /s/ VERNON K. ZIMMERMAN
- -------------------------------------------             Director             March 21, 1994
            Vernon K. Zimmerman
          /s/ ROBERT L. BEISENHERZ
- -------------------------------------------    Principal Executive Officer   March 21, 1994
            Robert L. Beisenherz                       and Director
         /s/ EDWARD R. MEKEEL, JR.
- -------------------------------------------    Principal Financial Officer   March 21, 1994
           Edward R. Mekeel, Jr.
              /s/ JOHN T. HULL
- -------------------------------------------   Principal Accounting Officer   March 21, 1994
                John T. Hull

                               INDEX TO EXHIBITS

    The following documents are incorporated by reference or filed as Exhibits to the Annual Report on Form 10-K of I.C.H. Corporation for the year ended December 31, 1993:

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- ----------  --------------------------------------------------------------------------------------------  -------------
     2.1    Stock Purchase Agreement dated June 29,1990, among Consolidated National Corporation, Robert
            T. Shaw and Bankers Life and Casualty Company with respect to all outstanding capital stock of Marquette National Life Insurance Company, including Exhibit 1.35 thereto governing the coinsurance relationship between Southwestern Life Insurance Company and Marquette National
            Life Insurance Company (filed as Exhibits 2.1 and 2.3 to the Registrant's Report on Form
            10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).............
     2.2    Coinsurance Annuity Reinsurance Agreement -- October 1, 1990, for Bankers Life and Casualty
            Company (filed as Exhibit 19-1 to Registrant's Current Report on Form 8-K dated November 9,
            1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.11 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1991, and Exhibit
            2.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).......................................................
     2.3    Coinsurance Annuity Retrocession Agreement (Bankers Business) -- October 1, 1990 for
            Marquette National Life Insurance Company (filed as Exhibit 19-2 to the Registrant's Current
            Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.12 to the Registrant's Annual Report on Form 10-K for
            year ended December 31, 1991, and Exhibit 2.12 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1992, and incorporated herein by reference)............
     2.4    Coinsurance Annuity and Supplemental Contract Reinsurance Agreement II -- June 30, 1990, for
            Southwestern Life Insurance Company (filed as Exhibit 19-3 to the Registrant's Current
            Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.13 to the Registrant's Annual Report on Form 10-K for
            year ended December 31, 1991, and Exhibit 2.13 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1992, and incorporated herein by reference)............
     2.5    Coinsurance Annuity and Supplementary Contract Retrocession Agreement II -- June 30, 1990,
            for Marquette National Life Insurance Company (filed as Exhibit 19-4 to the Registrant's
            Current Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.14 to the Registrant's Annual Report on Form 10-K for
            year ended December 31, 1991, and Exhibit 2.14 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1992, and incorporated herein by reference)............
     2.6    Stock Purchase Agreement dated October 3, 1989, between the Registrant and HMS Acquisition
            Corporation (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated October
            3, 1989, and incorporated herein by reference), and the amendment thereto dated March 29,
            1990, (filed as Exhibit 19.4 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1989, and incorporated herein by reference)....................................

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- ----------  --------------------------------------------------------------------------------------------  -------------
     2.7    Compromise and Settlement Agreement, dated September 1, 1990, relating to the Stock Purchase
            Agreement referenced as Exhibit 2.6 above (filed as Exhibit 2.8 to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)..................................................................................
     2.8    Stock Purchase Agreement dated December 11, 1989, as amended, between the Registrant, Modern
            American Life Insurance Company and Financial Holding Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 29, 1989, and incorporated herein by reference)...............................................................................
     2.9    Stock Acquisition Agreement dated February 20, 1992, between the Registrant and Conseco,
            Inc. (filed as Exhibit 2.10 to the Registrant's Current Report on Form 8-K dated February
            20, 1992 and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.15 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1991, and as
            Exhibit 2.16 of Registrant's Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference).......................................................
     2.10   Stockholders' Agreement, dated November 9, 1992, among Bankers Life Holding Corporation and its initial common stockholders, and the Registrant's assumption thereof (filed as Exhibit
            2.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1992 and incorporated herein by reference)..................................................
     2.11   Letter agreement of the Registrant, dated March 8, 1993, relating to the Coinsurance Annuity
            Reinsurance Agreement referenced as Exhibit 2.2 above (filed as Exhibit 2.15 of the Annual
            Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)..................................................................................
     2.16   Agreement of the Registrant, dated March 10, 1993, relating to the Coinsurance Annuity and
            Supplemental Contract Reinsurance Agreement II referenced as Exhibit 2.4 above (filed as
            Exhibit 2.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
            1992, and incorporated herein by reference).................................................
     2.17   Agreement, dated June 15, 1993, among I.C.H. Corporation, Consolidated National Corporation and Consolidated Fidelity Life Insurance Company (filed as Exhibit 2.1 to the Registrant's
            Current Report on Form 8-K dated June 15, 1993 and incorporated herein by reference)........
     2.18   Amendment to Coinsurance Annuity and Supplemental Contract Reinsurance Agreement II
            referenced as Exhibit 2.4 above.............................................................
     2.19   Amendment to Coinsurance Annuity and Supplementary Contract Retrocession Agreement II
            referenced as Exhibit 2.5 above.............................................................
     3.1    Restated Certificate of Incorporation of the Registrant.....................................
     3.2    Bylaws of the Registrant, as amended........................................................

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- ----------  --------------------------------------------------------------------------------------------  -------------
     4.1    Agreement of the Registrant to file long-term debt instruments (filed as Exhibit 4.1 to the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)...........................................................
     4.2    Credit Agreement dated as of September 28, 1990, between Registrant and certain banks party thereto and The Chase Manhattan Bank (National Association), as Agent for such banks (filed as Exhibit 4-1 of Registrant's Current Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 4.3 to the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1990; Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1991; Exhibit 4.8 to
            Registrant's Report on Form 10-Q for quarter ended June 30, 1992; and Exhibit 4.9 to
            Registrant's Report on Form 10-Q for quarter ended September 30, 1992, all of which are incorporated herein by reference)...........................................................
     4.4    Indenture dated as of November 15, 1986 between the Registrant and Mid-America Bank of
            Louisville and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant's
            Registration Statement of Form S-3, No. 33-9455, and incorporated herein by reference)......
     4.5    Indenture dated as of November 12, 1993, between the Registrant and Mid-America Bank of
            Louisville and Trust Company, as Trustee....................................................
     4.6    Subordination Agreement dated November 4, 1986, between the Registrant and Consolidated
            National Successor Corporation (filed as Exhibit 10.33 to the Registrant's Registration
            Statement on Form S-3, No. 33-9455, and incorporated herein by reference)...................
    10.1 *  Management and Consulting Agreement effective January 22, 1985 among the Registrant,
            Consolidated National Corporation and Consolidated National Successor Corporation (filed as
            Exhibit 10.21 to the Registrant's Registration Statement on Form S-14, No. 2-96685, and
            incorporated herein by reference)...........................................................
    10.2 *  Termination Agreement, dated February 11, 1994, between I.C.H. Corporation and Consolidated
            National Corporation relating to the Management and Consulting Agreement referenced as
            Exhibit 10.1 above..........................................................................
    10.3    Agreement dated October 8, 1984 between the Registrant and Robert T. Shaw (filed as Exhibit
            I to Amendment No. 26-1 to the Schedule 13D filed by Consolidated National Successor
            Corporation and certain affiliates relating to shares of the Common Stock of the Registrant and incorporated herein by reference).......................................................
    10.4    Stock Purchase Agreement dated July 31, 1986 between the Registrant and Tenneco Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 31, 1986 and incorporated herein by reference), and the Amendment Agreement dated December 31, 1986 between the Registrant and Tenneco, Inc. (filed as Exhibit 2.2 to the Registrant's Current
            Report on Form 8-K dated December 31, 1986, and incorporated herein by reference)...........

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- ----------  --------------------------------------------------------------------------------------------  -------------
    10.5 *  Restricted Stock Purchase Agreement, as amended, between System Services Group and Phillip
            E. Allen (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference), and the amendments thereto
            (filed as Exhibit 19.4 to the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1988, and as Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for
            the quarter ended June 30, 1993, and incorporated herein by reference)......................
    10.6 *  Restricted Stock Purchase Agreement, as amended, between System Services Group and John T.
            Hull (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference)..............................
    10.7    Stock Purchase Agreement dated December 19, 1988, among the Registrant, Selig Zises, Jay
            Zises, and Seymour Zises (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K
            dated December 19, 1988, and incorporated herein by reference)..............................
    10.8 *  I.C.H. Corporation Deferred Compensation Plan (filed as Exhibit 10.32 to the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference)..................................................................................
    10.9    Stock Purchase Agreement dated March 27, 1989 between the Registrant and Integrated
            Resources, Inc. (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for
            the year ended December 31, 1988, and incorporated herein by reference).....................
    10.10*  I.C.H. Companies Salaried Employees Severance Pay Plan (filed as Exhibit 10.14 of the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference), as amended by Amendment No. 1 thereto (filed as Exhibit
            10.26 to the Form 10-K of I.C.H. Corporation for the year ended December 31, 1992 and incorporated by reference)..................................................................
    10.11*  Form of Indemnification Agreement relating to certain officers and directors of the
            Registrant (filed as Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)..............................
    10.12*  1990 Stock Option Incentive Plan of Registrant, as amended (filed as Exhibit 19.2 of
            Registrant's Report on Form 10-Q for the quarter ended June 30, 1991, as amended, and incorporated herein by reference) and the form of the stock option certificate (filed as
            Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
            31, 1991 and incorporated herein by reference)..............................................
    10.13   Office Lease between Crow-Kessler-Woodhouse #6 and Facilities Management Installation, Inc.
            (filed as Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1990 and incorporated herein by reference).....................................
    10.14   Lease between Lincoln Property Company No. 375, LTD. and Southwestern Life Insurance
            Company, dated June 28, 1984 (filed as Exhibit 10.21 to the Registrant's Report on Form 10-K
            for the year ended December 31, 1990 and incorporated herein by reference)..................

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- ----------  --------------------------------------------------------------------------------------------  -------------
    10.15   Data Processing Agreement between the Registrant and Perot Systems Corporation dated
            September 29, 1993 (certain portions of which have been omitted and filed separately with the Securities and Exchange Commission).....................................................
    10.16*  Letter Agreement between John A. Franco and Registrant (filed as Exhibit 10.23 to the
            Registrant's Current Report on Form 8-K dated November 18, 1991, and incorporated herein by reference)..................................................................................
    10.17*  Letter Agreement between Steven B. Bing, Consolidated National Corporation and Registrant
            (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for year ended
            December 31, 1991 and incorporated herein by reference).....................................
    10.19   Agreement of Lease between the Tilles Investment Company and Bankers Life and Casualty
            Company of New York (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K
            for year ended December 31, 1991, and incorporated herein by reference).....................
    10.20   Note of CFSB Corporation payable to Southwestern Life Insurance Company, dated January 25,
            1993 (incorporated by reference to Exhibit 10.21 to the Form 10-K of I.C.H. Corporation for
            the year ended December 31, 1992)...........................................................
    10.21   Loan Agreement between CFSB Corporation and Southwestern Life Insurance Company, dated
            January 25, 1993 (incorporated by reference to Exhibit 10.22 to the Form 10-K of I.C.H.
            Corporation for the year ended
            December 31, 1992)..........................................................................
    10.22   Note of James M. Fail payable to Southwestern Life Insurance Company, dated January 25, 1993
            (incorporated by reference to Exhibit 10.23 to the Form 10-K of I.C.H. Corporation for the
            year ended December 31, 1992)...............................................................
    10.23   Loan Agreement between James M. Fail and Southwestern Life Insurance Company, dated January
            25, 1993 (incorporated by reference to Exhibit 10.24 to the Form 10-K of I.C.H. Corporation
            for the year ended
            December 31, 1992)..........................................................................
    10.24   Intercreditor Agreement between Southwestern Life Insurance Company and Consolidated
            Fidelity Life Insurance Company, dated January 25, 1993 (incorporated by reference to
            Exhibit 10.25 to the Form 10-K of I.C.H. Corporation for the year ended December 31,
            1992).......................................................................................
    10.25   The Assignment and Grant of Option executed by Consolidated Fidelity Life Insurance Company and Registrant effective as of May 21, 1992 (filed as Exhibit 38-1 to Amendment No. 38 to
            Schedule 13D filed by Consolidated National Corporation relating to the Common Stock of
            Registrant and incorporated herein by reference)............................................
    10.26*  Form of agreement entered into by the Registrant, Facilities Management Installation, Inc.
            and each of Phillip E. Allen, John T. Hull and W. Sherman Lay (incorporated by reference to
            Exhibit 10.30 to the Form 10-K of I.C.H. Corporation for the year ended December 31,
            1992).......................................................................................
    10.27   Letter agreements between the Registrant and Consolidated National Corporation, dated March
            29, 1993 and November 9, 1992 (incorporated by reference to Exhibit 10.31 to the Form 10-K of I.C.H. Corporation for the year ended December 31, 1992).................................

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- ----------  --------------------------------------------------------------------------------------------  -------------
    10.28*  Retirement/Retainer Agreement, dated May 26, 1993, among I.C.H. Corporation, Facilities
            Management Installation, Inc. and Phillip E. Allen (incorporated by reference to Exhibit
            10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
            1993).......................................................................................
    10.29   Agreement, dated September 11, 1993, between I.C.H. Corporation and Conseco, Inc.
            (incorporated by reference to Exhibit 4 to Amendment No. 1 to the Schedule 13D relating to the common stock of Bankers Life Holding Corporation, filed by I.C.H. Corporation,
            Consolidated National Corporation, Robert T. Shaw and C. Fred Rice, dated September 15,
            1993).......................................................................................
    10.30   Agreement, dated September 11, 1993, between I.C.H. Corporation and Bankers National Life
            Insurance Company (incorporated by reference to Exhibit 5 to Amendment No. 1 to the Schedule
            13D relating to the common stock of Bankers Life Holding Corporation, filed by I.C.H.
            Corporation, Consolidated National Corporation, Robert T. Shaw and C. Fred Rice, dated
            September 15, 1993).........................................................................
    10.31   Letter agreement, dated September 11, 1993, among I.C.H. Corporation, Conseco, Inc. and
            Bankers Life Holding Corporation (incorporated by reference to Exhibit 6 to Amendment No. 1 to the Schedule 13D relating to the common stock of Bankers Life Holding Corporation, filed by I.C.H. Corporation, Consolidated National Corporation, Robert T. Shaw and C. Fred Rice,
            dated September 15, 1993)...................................................................
    10.32   Stock Purchase Agreement, dated January 15, 1994, among Consolidated National Corporation,
            Consolidated Fidelity Life Insurance Company, Robert T. Shaw, C. Fred Rice, I.C.H.
            Corporation and Torchmark Corporation (incorporated by reference to Exhibit No. 1 of the
            Form 8-K of I.C.H. Corporation dated January 15, 1994), as amended (incorporated by reference to Exhibit 10 of the Form 8-K of I.C.H. Corporation dated February 11, 1994)......
    10.33   Stock Purchase Agreement, dated January 15, 1994, among Consolidated National Corporation,
            Consolidated Fidelity Life Insurance Company, Robert T. Shaw, C. Fred Rice, I.C.H.
            Corporation and Stephens Inc. (incorporated by reference to Exhibit No. 2 of the Form 8-K of
            I.C.H. Corporation dated January 15, 1994)..................................................
    10.34   Letter from I.C.H. Corporation to Robert T. Shaw effective January 15, 1994.................
    10.35   Letter, dated January 15, 1994, from I.C.H. Corporation to Robert T. Shaw (incorporated by reference to Exhibit No. 5 of the Registrant's Current Report on Form 8-K dated January 15,
            1994).......................................................................................
    10.36   Letter, dated January 15, 1994, from I.C.H. Corporation to Consolidated National Corporation
            (incorporated by reference to Exhibit No. 6 of the Registrant's Current Report on Form 8-K
            dated January 15, 1994).....................................................................
    10.37*  Independent Contractor and Services Agreement, dated February 11, 1994, between I.C.H.
            Corporation and Robert T. Shaw (incorporated by reference to Exhibit No. 7 of the
            Registrant's Current Report on Form 8-K dated February 11, 1994)............................
    10.38*  Independent Contractor and Services Agreement, dated February 11, 1994, between I.C.H.
            Corporation and C. Fred Rice (incorporated by reference to Exhibit No. 8 of the Registrant's
            Current Report on Form 8-K dated February 11, 1994).........................................

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- ----------  --------------------------------------------------------------------------------------------  -------------
    10.39   Mutual Release, dated February 11, 1994, among I.C.H. Corporation and Consolidated National
            Corporation, Robert T. Shaw, C. Fred Rice and Edward J. Carlisle (incorporated by reference to Exhibit No. 9 of the Form 8-K of I.C.H. Corporation dated February 11, 1994).............
    10.40*  Form of Agreement entered into by I.C.H. Corporation and certain of its employees, including
            John T. Hull and W. Sherman Lay.............................................................
    10.41   Stock Purchase Agreement, dated January 15, 1994, between Consolidated National Corporation and I.C.H. Corporation (incorporated by reference to Exhibit No. 3 of the Form 8-K of I.C.H.
            Corporation dated January 15, 1994).........................................................
    10.42   Amendments to Office Lease referenced as Exhibit 10.13 above................................
    11.1    Computation of Earnings (Loss) Per Share of Common Stock on Average Shares Outstanding and
            Fully Diluted Bases.........................................................................
    12.1    Computation of Ratios of Consolidated Earnings to Fixed Charges and Preferred Dividends
            (Unaudited).................................................................................
    22.1    List of Subsidiaries of Registrant..........................................................
    23.1    Consent of Coopers & Lybrand................................................................

- ---------
    *MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED PURSUANT TO ITEM 14(C) OF THIS REPORT.