Form 10-Q/A
period 1993-09-30
ICH CORP
filed 1994-04-28
CIK 49588

FORM 10-Q/A

                              AMENDMENT NO. 2

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                     September 30, 1993
                                            ____________________________

                                  OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             _______________ to ________________

Commission file number                                    1-7697
                                           ___________________________________

                          I.C.H. Corporation
    _________________________________________________________________
         (Exact name of registrant as specified in its charter)

          Delaware                                   43-6069928
    _________________________________________________________________
    (State or other jurisdiction of incorporation    I.R.S. Employer
                 or organization)                  Identification No.)

       100 Mallard Creek Road, Suite 400, Louisville, Kentucky  40207
    _________________________________________________________________
                (Address of principal executive offices)   (Zip Code)

                              (502) 894-2100
    _________________________________________________________________
            (Registrant's telephone number, including area code)

    __________________________________________________________________
            (Former name, former address and former fiscal year,
                       if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class and Title of             Shares Outstanding
                  Capital Stock              as of November 3, 1993
                __________________           ______________________

     Common Stock, $1.00 Par Value                47,817,839
     Common Stock, Class B, $1.00 Par Value          100,000



The Index to Exhibits appears on pages 29 and 30.

This filing contains 32 pages.

    This Amendment No. 2 amends Items 1 and 2 of Part I and Exhibit
11.1 of the Form 10-Q of I.C.H. Corporation for the quarter ended
September 30, 1993.

                                  PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                I.C.H. CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)

                                              September 30,  December 31,
    ASSETS                                        1993          1992
                                                    (In Thousands)
Investments:
  Fixed maturities:
    Actively managed at fair value            $1,419,276       $1,341,468
    Held for sale at fair value                                   422,681
    Held to maturity at amortized cost           132,730          149,740
  Equity securities, at fair value                76,844          129,304
  Mortgage loans on real estate, at
       amortized cost                            146,735          184,023
  Real estate, at lower of cost or fair value     71,719           66,386
  Policy loans                                   180,305          192,973
  Collateral loans                                29,584           37,773
  Investments in equity investees                                  41,321
  Investments in limited partnerships             39,900           39,808
  Cash and short-term investments                656,596          421,765
  Other invested assets                          122,940           25,055
                                              __________       __________
       Total investments                       2,876,629        3,052,297
Due from reinsurers                              334,613
Notes and accounts receivable and
       uncollected premiums                       14,054           11,743
Accrued investment income                         29,665           35,108
Deferred policy acquisition costs                175,986          178,807
Present value of future profits of
       acquired business                          56,971           63,863
Deferred income tax asset                         25,930          121,007
Excess cost of investments in subsidiaries
       over net assets acquired, net of
       accumulated amortization                  310,004          317,197
Other assets                                      65,301           82,733
Assets held in separate accounts                   5,281            5,305
                                              __________       __________
                                              $3,894,434       $3,868,060
                                              ==========       ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Insurance liabilities:
  Future policy benefits and other policy
       liabilities                            $  824,610       $1,008,586
  Universal life and investment contract
       liabilities                             1,800,876        1,598,548
Notes payable:
  Due within one year                              4,534           79,422
  Due after one year                             463,176          463,908
Collateralized mortgage note obligations         157,231
Federal income taxes currently payable            31,612            1,491
Other liabilities                                157,160          134,320
Liabilities related to separate accounts           5,281            5,305
                                              __________       __________
                                               3,287,249        3,448,811
                                              __________       __________
Stockholders' equity:
  Preferred stock                                279,239          329,242
  Common stock                                    71,584           71,401
  Common stock, Class B                              100              100
  Additional paid-in capital                     155,509          155,391
  Net unrealized investment gains, net of
       deferred income taxes                      60,334           18,823
  Retained earnings (accumulated deficit)         93,956         (102,654)
                                              __________       __________
                                                 660,722          472,303
  Notes receivable collateralized by
       common stock                               (1,713)          (2,163)
  Treasury stock, at cost                        (51,824)         (50,891)
                                              __________       __________
                                                 607,185          419,249
                                              __________       __________
                                              $3,894,434       $3,868,060
                                              ==========       ==========

 The accompanying notes are an integral part of these financial statements.

                            I.C.H. CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                            (In Thousands, Except Per Share Data)
                                         (Unaudited)

                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                              1993           1992        1993          1992
Income:
  Premium income and other
    considerations          $   119,543  $   391,261  $   356,142  $ 1,162,048
  Net investment income          43,896       77,022      150,082      241,625
  Realized investment gains
    (losses)                     18,876       (8,573)      32,245      (41,796)
  Equity in earnings (losses)
    of equity investees and
    limited partnerships          9,140         (313)      33,662        3,362
  Gain on sale of investment
    in BLHC                     197,398                    296,774
  Other income                   10,362        6,491        43,708      22,756
                            ___________   __________   ___________  __________
                                399,215      465,888       912,613   1,387,995
                            ___________   __________   ___________  __________
Benefits, expenses and costs:
  Policyholder benefits         110,748      320,754       327,301     975,499
  Amortization of deferred policy
    acquisition costs and present
    value of future profits      10,968       42,564        38,720     115,635
  Other operating expenses       76,928       69,122       168,692     241,017
  Amortization of excess cost     2,401        2,817         7,204       8,449
  Interest expense               15,331       19,239        51,613      58,183
                            ___________    _________    __________   _________
                                216,376      454,496       593,530   1,398,783
                            ___________    _________    __________   _________
Operating earnings (loss)
  before income taxes           182,839       11,392       319,083     (10,788)
Income tax expense (credit)      57,105       (1,652)       96,202     (11,459)
                             __________    _________    __________   _________

Operating earnings              125,734       13,044       222,881         671

Cumulative effect to
  January 1, 1993 of change
  in method of accounting
  for postretirement benefits,
  net of tax effect                                         (1,812)

Extraordinary losses, net of
  tax effects                                   (714)       (1,360)     (3,230)
                            ___________    _________     _________    ________

Net earnings (loss)             125,734       12,330       219,709      (2,559)

Less dividends on
  preferred stock                (7,700)      (7,700)      (23,100)    (23,100)
                            ___________    _________      ________    ________

Net earnings (loss) applicable
  to common stock           $   118,034    $   4,630      $196,609    $(25,659)
                            ===========    ==========     ========    ========

Weighted average shares
  outstanding                47,914,861   48,182,219     47,913,89  48,181,908
                            ===========   ==========     =========  ==========

Earnings (loss) per common share:
Primary:
  Operating earnings
    (loss)                        $2.46         $.11        $4.17        $(.46)
  Cumulative effect to January 1,
    1993 of change in method of
    accounting for postretirement
    benefits                                                 (.04)
  Extraordinary losses                          (.01)        (.03)        (.07)
                            ____________   _________     ________   __________
  Net earnings (loss)              $2.46       $ .10        $4.10        $(.53)
                            ============   =========     ========   ==========

Fully diluted:
  Operating earnings (loss)        $2.14       $ .11        $3.69        $(.46)
  Cumulative effect to January 1, 1993
    of change in method of accounting
    for postretirement benefits                              (.03)
  Extraordinary losses                          (.01)        (.02)        (.07)
                            ____________   _________     ________    _________
    Net earnings (loss)            $2.14       $ .10        $3.64        $(.53)
                            ============   =========     ========    =========


  The accompanying notes are an integral part of these financial statements.

                           I.C.H. CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1993 and 1992
                                     (In Thousands)
                                       (Unaudited)

                                                     1993            1992
Cash flows from operating activities:
  Operating earnings                             $   222,881     $       671
  Items not requiring (providing) cash:
    Adjustments related to universal life
      and investment products:
        Interest credited to account balances         78,053         103,304
        Charges for mortality and administration     (54,648)        (66,921)
    Depreciation and amortization                     13,306          18,250
    Increase (decrease) in future policy benefits       (120)         22,682
    Decrease (increase) in deferred policy
      acquisition costs                                2,944          (4,323)
    Increase (decrease) in currently payable
      income taxes                                    18,981         (44,535)
    Decrease (increase) in deferred income
      taxes                                           74,294         (11,726)
    Increase in policy liabilities, other
      policyholder funds, accounts payable
      and accrued expenses                            11,013           3,536
    Decrease in notes and accounts
      receivable and accrued investment income         2,719          23,403
    Increase (decrease) in asset valuation
      allowances                                     (11,676)         42,062
    Equity in earnings of equity investees
      and limited partnerships                       (33,662)         (3,362)
    Gain on termination of reinsurance               (22,642)
    Gain on sale of BLHC                            (296,774)
    Other, net                                        17,633         (25,036)
                                                   _________     ___________
      Net cash provided by operating
        activities                                    22,302          58,005
                                                   _________     ___________

Cash flows from investing activities:
  Sales and maturities of long-term invested
    assets                                         1,262,974       1,753,467
  Sale of investment in BLHC                         287,639
  Purchases of fixed maturities                     (837,916)     (1,601,730)
  Purchases of other long-term invested assets      (119,205)       (100,272)
  Cash transferred on reinsurance transactions       (43,152)
  Other                                                               (8,001)
                                                  __________    ____________
      Net cash provided by investing
        activities                                   550,340          43,464
                                                  __________    ____________

Cash flows from financing activities:
  Proceeds of notes payable                                            6,200
  Proceeds of collateralized mortgage note
    obligations                                      171,000
  Policyholder contract deposits                     152,014         560,206
  Policyholder contract withdrawals                 (305,128)       (308,485)
  Principal payments on notes payable                (38,119)        (79,775)
  Early retirement of subordinated debt              (38,190)         (1,694)
  Principal payments on collateralized mortgage
    note obligations                                (205,356)
  Redemption of preferred stock                      (50,000)
  Purchase of common stock for treasury                 (932)
  Dividends on preferred shares                      (23,100)        (23,100)
                                                   _________       _________
      Net cash provided (used) by financing
        activities                                  (337,811)        153,352
                                                   _________       _________

Net increase in cash and short-term investments      234,831         254,821
Cash and short-term investments at beginning of
  period                                             421,765         386,476
                                                 ___________     ___________
Cash and short-term investments at end of period $   656,596     $   641,297
                                                 ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                           I.C.H. CORPORATION AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)
                                      ____________

1.   Significant Accounting Policies:

     The financial information included herein was prepared in conformity with generally accepted accounting principles, and such principles were applied on a basis consistent with those reflected in the 1992 Annual Report to Shareholders.

     The information furnished includes all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The disclosures in the notes presume that the users of the interim financial information have read or have access to the audited financial statements included in the 1992 Annual Report to Shareholders.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that an enterprise accrue, during the years that an employee renders the necessary service, the expected cost of providing postretirement life and health care benefits to an employee and the employee's beneficiaries and covered dependents. The Company's transition obligation as of January 1, 1993, approximated $22,873,000. The Company had previously provided a liability totaling $20,127,000 at December 31, 1992, for postretirement benefits for retired employees of certain acquired companies through its purchase accounting relative to such companies. The Company has reflected a charge for the cumulative effect to January 1, 1993, of providing for postretirement benefits for its remaining employees totaling $2,746,000. The cumulative charge has been reflected net of $934,000 in related income tax effects.

     In December 1992, the Financial Accounting Standards Board
     (FASB) issued SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which changes the accounting and reporting for reinsurance contracts. SFAS No. 113 requires that when a reinsurance contract does not relieve the insurer from the legal liability to its policyholders, ceding insurers must report amounts recoverable from reinsurers as assets rather than as a reduction of the related policyholder liabilities. This statement is required to be adopted in 1993, but the effects on revenue recognition and costs of reinsurance are not required for interim financial statements during 1993 in order to give insurance companies time to accumulate the necessary data. At September 30, 1993, the Company has reflected in its balance sheet an asset for amounts due from reinsurers totaling $334,613,000 and has correspondingly increased universal life and investment contract liabilities by the same amount. Management estimates that the adoption of SFAS No. 113 will not have a material impact on ICH's consolidated results of operations.

     Primary earnings per share are computed by dividing earnings, less preferred dividend requirements, by the weighted average number of common shares outstanding. In computing fully diluted earnings per share, the weighted average number of common shares outstanding is adjusted to reflect common stock equivalents resulting from stock options and the assumed conversion of the Company's Series 1984-A and 1986-A Preferred Stock into common shares, and preferred dividend requirements are adjusted to eliminate dividends on

                           I.C.H. CORPORATION AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)
                                      ____________


1.   Significant Accounting Policies, continued:

     the shares assumed to have been converted. The computation of fully diluted earnings per share excludes the assumed conversion of such preferred shares for each period in which the assumed conversion would be antidilutive.

     Previously reported amounts for 1992 have, in some instances, been reclassified to conform to the 1993 presentation.

2.   Investment in Bankers Life Holding Corporation:

     At December 31, 1992, the Company held direct and indirect common equity interests in Bankers Life Holding Corporation
     (BLHC) totaling approximately 39.9%. Effective March 31, 1993, BLHC completed an initial public offering of 19.55 million shares of its common stock, or an approximate 35.8% interest in BLHC, at $22 per share. Proceeds of the offering, after underwriting expenses, approximated $405 million. Effective the same day, Conseco Capital Partners, L.P. (CCP) announced a plan of dissolution and BLHC common shares held by CCP were subsequently distributed to the respective partners in accordance with that plan. The Company received 2,917,318 shares of BLHC common stock as a result of such distribution, increasing its direct ownership in BLHC common stock to 13,316,168 shares, or approximately 24.4% of BLHC's outstanding common shares following the offering. For the three months ended March 31, 1993, the Company reflected a pre-tax gain on the BLHC offering totaling $99,376,000, primarily representing the Company's 24.4% equity in the net proceeds of the BLHC offering. As a result of the Company's sale of its investment in BLHC, such gain and the related tax effects, previously classified as a non-operating gain, have been reclassified in the accompanying consolidated statement of earnings as components of operating earnings. BLHC utilized a portion of the offering proceeds to redeem certain of its outstanding securities, including $50 million stated value of BLHC preferred stock and $34.7 million principal amount of BLHC junior subordinated notes held by the Company. Because a portion of the purchase price paid for such investments had been allocated to the Company's common equity investments in BLHC, such redemptions resulted in additional gains totaling $8,252,000, which have been included as a component of realized investment gains.

     On September 30, 1993, the Company sold its investment in BLHC to Conseco, Inc. (Conseco) and one of Conseco's subsidiaries for $287,639,000. The sale price consisted of (i) cash totaling $237,639,000 and (ii) the exchange by Conseco's subsidiary of $50 million stated value of the Series 1987-A Preferred Stock of the Company. The sale of the BLHC shares resulted in a pre-tax gain totaling $197,398,000, which has been reflected in the consolidated statement of earnings for the three months and the nine months ended September 30, 1993, under the caption "Gain on sale of investment in BLHC."

     The Company continued to reflect its equity in the earnings of BLHC through the date of sale. Following are unaudited condensed statement of financial results for BLHC for the nine months September 30, 1993 and the Company's

                           I.C.H. CORPORATION AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)
                                      ____________


2.   Investment in Bankers Life Holding Corporation, continued:

     equity in such results as reflected in its consolidated statement of earnings (in thousands):

     Bankers Life Holding Corporation:
       Revenues                                             $ 1,081,600
       Earnings from operations                                  95,300
       Extraordinary loss from early debt retirement             (5,600)
       Net earnings attributable to common stock                 85,200

     Amounts recorded by the Company:
       Equity in operating earnings of BLHC                 $    29,117
       Equity in extraordinary losses of BLHC                    (1,370)
                                                            ___________
       Equity in earnings of BLHC                           $    27,747
                                                            ===========

3.   Notes Payable and Collateralized Mortgage Note Obligations:

     Notes payable at September 30, 1993 and December 31, 1992, are summarized as follows:

                                                        1993         1992
                                                         (In Thousands)

     Borrowings under senior secured loan             $   30,000  $   30,000
     16 1/2% Senior Subordinated Debentures due 1994      49,934     124,910
     11 1/4% Senior Subordinated Notes due 1996          353,207     353,207
     9 1/2% unsecured note payable due 1996               29,200      29,200
     Note payable, interest at prime, due in
       monthly installments through 1999,
       collateralized by aircraft equipment                5,072       5,654
     Mortgage notes payable, 6% to 9.5%, with
       maturities through 2007, collateralized by
       real estate                                           279         322
     Other                                                    18          37
                                                      __________  __________
                                                      $  467,710  $  543,330
                                                      ==========  ==========

     On March 31, 1993, the Company effected an early redemption of $37.5 million of its 16-1/2% Senior Subordinated Debentures due 1994 (Debentures) at a price totaling 101.84% of the principal amount redeemed. Such redemption satisfied the Company's January 1994 sinking fund requirement.

     On October 4, 1993, the Company commenced an offer to exchange up to $403,141,000 principal amount of its new 11-1/4% Senior Subordinated Notes due 2003 (New Notes) for $49,934,000 principal amount of its Debentures and $353,207,000 principal amount of its 11-1/4% Senior Subordinated Notes due 1996 (Old Notes). The exchange ratio was set at $1,000 principal amount of the New Notes for each $1,000 principal amount of Debentures and each $1,000 principal amount of Old Notes validly tendered. The terms and covenants of the New Notes are substantially similar to those of the Old Notes, except that the New Notes are non-callable until December 1, 1996 and mature December 1, 2003.

                           I.C.H. CORPORATION AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)
                                      ____________


3. Notes Payable and Collateralized Mortgage Note Obligations, continued:

     Through November 2, 1993, $3,784,000 principal amount of the Debentures and $84,669,000 principal amount of the Old Notes had been tendered for exchange, and the Exchange Offer has been extended to November 10, 1993. The Company does not expect to further extend the Exchange Offer. The Company intends to redeem all Debentures not tendered pursuant to the Exchange Offer at 100% of the principal amount thereof on or after January 2, 1994, as permitted by the terms of such Debentures, although no assurance can be given that the Company will effect such redemption.

     At September 30, 1993, the Company has notes receivable totaling $26,000,000 from an unaffiliated third party, which is collateralized by the Company's note payable in the amount of $20,200,000. The Company has the right to set off its obligation against the notes receivable. In the accompanying balance sheets, the Company's notes receivable have been reflected net of amounts due under the note payable.

     At December 31, 1992, the Company reflected a collateralized mortgage note obligation totaling $157,231,000 payable to its former subsidiary, Bankers Life and Casualty Company (Bankers). The obligation was collateralized by certain mortgage-backed securities which had previously been owned by Bankers and which had been placed in a special purpose trust (the Trust) prior to the sale of Bankers on November 9, 1992. The Company retained a residual interest in the securities held in the Trust with a carrying value of $79,715,000 at December 31, 1992. All of the receipts on the securities placed in the Trust were to be applied first to repay the principal and interest at 8-1/2% on the obligation due Bankers. On February 5, 1993, the Company completed the sale to unaffiliated parties of collateralized note obligations of the Trust totaling $171,000,000 and utilized $142,092,000 of the proceeds to retire the remaining obligation due Bankers. On July 30, 1993, the Company and an affiliate sold 75% of their rights with respect to the Trust to an unaffiliated party and the accounts of the Trust, including the collateralized mortgage note obligations, were eliminated from the consolidated financial statements of the Company for periods subsequent to that date.

4.   Federal Income Taxes:

     The provision (credit) for income taxes on operating earnings
     (loss) consists of the following components:

                                                Nine Months Ended
                                                  September 30,
                                                1993         1992
                                                  (In Thousands)

     Current tax expense                      $  21,908    $     267
     Deferred tax expense (credit)               74,294      (11,726)
                                              _________    _________
                                              $  96,202    $ (11,459)
                                              =========    =========

                           I.C.H. CORPORATION AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)
                                      ____________


4.   Federal Income Taxes, continued:

     In August 1993, Congress enacted legislation which raised the federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. The effect of such rate increase has been reflected in the Company's results of operations for the three months ended September 30, 1993.

     A reconciliation of the income tax provisions based on the prevailing corporate income tax rates of 35% in 1993 and 34% in 1992 to the provisions reflected in the consolidated financial statements is as follows (in thousands):

                                                     Nine Months Ended
                                                       September 30,
                                                    ______________________
                                                      1993        1992
                                                      ____        ____
     Computed expected income tax expense
       (credit) at statutory regular tax rate       $ 111,679    $  (3,668)
     Amortization of excess cost                        2,521        2,873
     Reduction in deferred income tax asset
       valuation allowances                           (14,573)     (10,978)
     Effect of change in income tax rate on
       deferred income tax asset at beginning
       of year                                         (3,500)
     Benefit from utilization of capital loss
       carryforwards not previously reflected
       for financial reporting purposes                (9,890)
     Capital losses of subsidiary not includable
       in consolidated tax return                       9,108
     Other                                                857          314
                                                    _________    _________
       Income tax expense (credit)                  $  96,202    $ (11,459)
                                                    =========    =========

     Net unrealized investment gains included in stockholders' equity are reflected net of deferred income taxes totaling $32,488,000 and $9,696,000 at September 30, 1993 and December 31, 1992, respectively.

5.   Commitments, Litigation and Contingent Liabilities:

     The Internal Revenue Service (IRS) has completed its examination of the tax returns of the Company and certain of its subsidiaries for the years 1983 through 1985 and has issued Preliminary Notices of Deficiency to certain companies totaling approximately $17.5 million before interest. Management did not agree with the tax issues involved and, as a result, filed formal protests of the proposed deficiencies with the IRS Office of Appeals. Agreement has subsequently been reached with the IRS in regard to a number of the issues involved and, as a result, management believes the ultimate liability resulting from the proposed deficiencies will not exceed amounts recorded in the Company's financial statements.

                           I.C.H. CORPORATION AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)
                                      ____________


5.   Commitments, Litigation and Contingent Liabilities, continued:

     The Company's subsidiary, Modern American Life Insurance Company (Modern American), is a defendant in William D. Castle, et al.
     v. Modern American Life Insurance Company, CV93-10275, a lawsuit filed on or about May 14, 1993 in the Circuit Court of Jackson County, Missouri (the Castle case). The suit purports to be brought on behalf of a class of persons who are policyholders of Modern American who allegedly purchased what plaintiffs denominate as "charter contracts" from life insurance companies merged into Modern American or its predecessors. The petition alleges that the so-called "charter contracts" are investment contracts which entitle the charter contract holders to participate in a certain fixed percentage of the annual profits of Modern American. The petition alleges breach of contract for alleged underpayment of policyholder dividends in prior years and a declaratory judgment determining the manner of calculating the dividends payable pursuant to the contracts with plaintiffs in the future and directing Modern American to pay yearly dividends to plaintiffs in accordance with the declaratory judgment sought, plus costs and litigation expenses. The petition alternatively seeks rescission and restitution should the Court find that the "charter contracts" are unenforceable. No specific amount of damages is sought in the petition for either the breach of contract or rescission claims. Modern American believes it has meritorious defenses to the claims asserted in the litigation and intends to defend the litigation vigorously.

     Various other lawsuits and claims are pending against the Company and its subsidiaries. Based in part upon the opinion of counsel as to the ultimate disposition of these matters, management believes that the liability, if any, will not be material. See "Legal Proceedings" in Part II, Item 1, of this Report for a summary of recent legal matters.

6.   Realized Investment Gains (Losses):

     Following is an analysis of the major components of gains
     (losses) on investments (in thousands):


                             Three Months Ended          Nine Months Ended
                                September 30,              September 30,
                             ______________________   _______________________
                               1993          1992        1993          1992
                               ____          ____        ____          ____
    Fixed maturities         $   (796)     $ 24,362    $ 13,227      $ 28,821
    Mortgage-backed
      securities               (3,342)      (29,659)     (4,356)     (74,084)
    Equity securities          31,783           (18)     37,896        2,243
    Investment in limited
      partnership                                        (5,013)
    Real estate                (4,287)            7      (5,042)          851
    Other                      (4,482)       (3,265)     (4,467)          373
                             ________      ________    ________      ________
                             $ 18,876      $ (8,573    $ 32,245      $(41,796)
                             ========      ========    ========      ========

                           I.C.H. CORPORATION AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)
                                      ____________


7.     Extraordinary Losses:

       For the nine months ended September 30, 1993, the Company reflected an extraordinary loss totaling $690,000, resulting from the premium paid to effect the early redemption of $37.5 million principal amount of the Company's Debentures. In addition, the Company reflected its equity in the extraordinary loss of BLHC resulting from early retirement of debt totaling $1,370,000. For the nine months ended September 30, 1992, the Company reflected extraordinary losses totaling $4,894,000. Of this amount, $3,812,000 resulted from the writeoff of deferred loan costs applicable to the portion of the senior secured loan which was prepaid on January 6, 1992 and the costs associated with terminating a related interest rate floor arrangement. In addition, for the three months ended September 30, 1992, the Company reflected its equity in the extraordinary losses of a limited partnership totaling $1,082,000, which resulted from costs associated with the early extinguishment of debt. The extraordinary losses have been reflected net of the estimated tax effects totaling $700,000 and $1,664,000 in 1993 and 1992, respectively.

8.     Reinsurance:

       Effective March 31, 1993, Bankers and a subsidiary of the Company terminated a reinsurance agreement under which Bankers had previously ceded substantially all of its directly underwritten participating life insurance business to the Company's subsidiary. Assets, primarily fixed maturities and cash, with a fair value of approximately $163.6 million were transferred to Bankers and Bankers assumed policy liabilities on the reinsured business totaling $186.2 million. The Company realized a gain on the termination of the reinsurance agreement totaling approximately $22.6 million.

9.     Transactions With Consolidated Fidelity Life Insurance
       Company:

       Effective June 15, 1993, the Company purchased shares of preferred stock from an affiliate, Consolidated Fidelity Life Insurance Company (CFLIC), in exchange for certain investments with an estimated fair value of $63 million. CFLIC is a subsidiary of Consolidated National Corporation (CNC) and CNC is also the controlling shareholder of the Company. The purchase of the CFLIC preferred stock was the first step in a series of transactions which are designed 1) to terminate existing reinsurance arrangements under which business written by a subsidiary and a former subsidiary of the Company is reinsured (through an unaffiliated insurer) by CFLIC and 2) to redeem or retire certain of the Company's securities which are currently held by CFLIC. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of the anticipated effects of the proposed transactions.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

       Primarily as a result of the sale of its remaining interest in Bankers Life Holding Corporation (BLHC) on September 30, 1993, ICH has significantly improved its financial condition and, assuming the exchange of new debt for a substantial portion of existing debt scheduled to mature over the next several years through a presently outstanding exchange offer, will have sufficient liquidity with which to meet its financial obligations for the foreseeable future. The sale of the remaining interest in BLHC resulted in a significant gain which has been reflected in ICH's 1993 third quarter results. Earlier in 1993, ICH had reflected a significant gain resulting from its equity in the proceeds of BLHC's initial public offering of common stock. ICH's subsidiaries also realized significant gains in the 1993 third quarter from the sale of common stock investments in CCP Insurance, Inc. (CCP Insurance). In addition, during the third quarter of 1993, ICH and its subsidiaries disposed of a substantial portion of their residual interest and interest only mortgage-backed securities without incurring material additional losses and completed the restructuring of the ICH insurance holding company system.

       During the first nine months of 1993, ICH's common stockholders' equity has increased to $327.9 million, or $6.85 per share, from $90.0 million, or $1.88 per share at year-end 1992. Total stockholders' equity has increased from $419.2 million to $607.2 million. In addition, ICH has reduced its outstanding notes payable by $75.4 million, from $543.3 million at year-end 1992 to $467.7 million at September 30, 1993. The Company repaid $75.0 million principal amount of its 16-1/2% Senior Subordinated Debentures due 1994 (Debentures), including $37.5 million repaid through a regular sinking fund installment on January 15, 1993, and $37.5 million called for early redemption on March 31, 1993. As a result of the reduction in notes payable and the increase in stockholders' equity, ICH's debt-to-equity ratio has been reduced from 1.30-to-1 at year-end 1992 to .77-to-1 at September 30, 1993.

Sale of Investment in Bankers Life Holding Corporation:

       At December 31, 1992, ICH's subsidiaries held direct and indirect common equity interests in BLHC totaling approximately 39.9%. Such interests had been acquired in conjunction with the sale of ICH's subsidiary, Bankers Life and Casualty Company (Bankers) in November 1992 as discussed in ICH's 1992 Annual Report. During the first quarter of 1993, ICH acquired such interests from its subsidiaries. Effective March 31, 1993, BLHC completed an initial public offering of 19.55 million shares of its common stock, or an approximate 35.8% interest in BLHC, at $22 per share. Proceeds of the offering, after underwriting expenses, approximated $405 million. Effective the same day, Conseco Capital Partners, L.P. (CCP) announced a plan of dissolution and BLHC common shares held by CCP were subsequently distributed to the respective partners. ICH received 2,917,318 shares of BLHC common stock as a result of such distribution, increasing its direct ownership in BLHC common stock to 13,316,168 shares, or approximately 24.4% of BLHC's outstanding common shares following the offering. For the three months ended March 31, 1993, ICH reflected a pre-tax gain on the BLHC offering totaling $99,376,000, primarily representing ICH's equity in the net proceeds of the BLHC offering. As a result of ICH's sale of its interest in BLHC, such gain and the related tax effects, previously classified as a non-operating gain, have been reclassified as components of operating earnings. BLHC utilized a portion of the offering proceeds to redeem certain of its outstanding securities, including $50 million stated value of BLHC preferred stock and $34.7 million principal amount of BLHC junior subordinated notes held by ICH's subsidiaries. Because a portion of the purchase price paid for such investments had been allocated to ICH's common equity investments in BLHC, such redemptions resulted in additional pre-tax investment gains totaling $8,252,000.

       On September 30, 1993, ICH sold its investment in BLHC to Conseco, Inc. (Conseco) and one of Conseco's subsidiaries for $287.6 million. The sale price consisted of (i) cash totaling $237.6 million and (ii) the exchange by Conseco's subsidiary of $50 million stated value of ICH's Series 1987-A Preferred Stock. The sale of the BLHC shares resulted in a pre-tax gain totaling $197.4 million, which has been reflected in the consolidated statement of earnings for the three months ended September 30, 1993, under the line item caption, "Gain on sale of investment in BLHC." ICH continued to reflect its equity in the operating results of BLHC through the date of sale.

       On a combined basis, the gains on the sale of the ICH's investment in BLHC reflected in the first quarter and the third quarter of 1993 and the gains reflected on the redemption of BLHC securities in the first quarter of 1993 total $305.0 million before tax effects and $198.3 million after tax effects, or $4.14 per common share.

       Effective March 31, 1993, Bankers and an ICH subsidiary terminated a reinsurance agreement under which Bankers had previously ceded substantially all of its directly underwritten participating life insurance business to ICH's subsidiary. Assets, primarily fixed maturities and cash, with a fair value of approximately $163.6 million were transferred to Bankers and Bankers assumed policy liabilities on the reinsured business totaling approximately $186.2 million. ICH realized a gain on the termination of the reinsurance agreement totaling approximately $22.6 million.

Exchange Offer and Parent Company Liquidity:

       On October 4, 1993, ICH commenced an offer to exchange up to $403.1 million of its new 11-1/4% Senior Subordinated Notes due 2003 (New Notes) for $49.9 million principal amount of its Debentures and $352.2 million principal amount of its 11-1/4% Senior Subordinated Notes due 1996 (Old Notes). Through November 2, 1993 $3.8 million principal amount of the Debentures and $84.7 million principal amount of the Old Notes had been tendered for exchange and the Exchange Offer was extended until November 10, 1993. See Note 3 of the Notes to Financial Statements for additional information regarding the Exchange Offer, including terms of the New Notes.

       Prior to the Exchange Offer, ICH and its subsidiaries already held $46.8 million of the Old Notes which, at ICH's option, can be utilized to partially satisfy its first $100 million sinking fund obligation relative to the Old Notes on December 1, 1994. Assuming the exchange of all of the Old Notes which have been tendered to-date, the results of the Exchange Offer will provide the Company additional flexibility in meeting such sinking fund obligation, since the amount of the Old Notes exchanged for New Notes can, also at ICH's option, be taken into consideration in determining what portion, if any, of the Old Notes it wishes to redeem through operation of the sinking fund. Alternatively, ICH may purchase Old Notes in the open market from time to time and may use sinking fund provisions in 1994 to retire up to $100 million principal amount of Old Notes at their par value.

       The sale of the BLHC shares has generated substantial liquidity at the ICH parent company level which management believes will provide the Company additional flexibility in the future development of its insurance operations and the completion of its capital restructuring plans. At September 30, 1993, cash and short-term investments at the parent company totaled approximately $276.6 million. ICH intends to use a portion of its available cash to retire as early as January 1994 any remaining outstanding Debentures that are not tendered in the Exchange Offer, although it can provide no assurance that it will do so. ICH intends to ultimately deploy the balance of its available cash for selective debt reduction and/or retirement of preferred stock, the strengthening and growth of its insurance business and general corporate purposes. The actual uses of available cash will be subject to a number of factors, including developments in the marketplace, regulatory and competitive conditions in the industry, the interest rate environment and the final outcome of the Exchange Offer.

Restructuring of ICH Holding Company System:

       On September 29, 1993, ICH completed the restructuring of its insurance holding company system, from a vertical to a substantially horizontal structure. The restructuring was designed to increase the financial independence of ICH's subsidiary insurance companies and reduce the effect of multi-jurisdictional regulation that results when such subsidiaries are held indirectly, through other insurance subsidiaries. In the process of such restructuring, a surplus debenture due to ICH from a subsidiary with an outstanding principal balance of $105.8 million was retired and added to ICH's investment in its subsidiaries. As a consequence, there are no remaining surplus debentures due to ICH from its subsidiaries. The restructuring is expected to facilitate more accurate analysis and understanding of the Company by rating agencies, securities analysts, and regulators, and will permit the direct payment of dividends from subsidiaries to ICH in future periods. Following such restructuring, ICH's subsidiaries affected by the restructuring have maintained risk-based capital levels substantially in excess of those required by applicable regulatory authorities.

Investment Portfolio:

       At September 30, 1993 and December 31, 1992, ICH reflected unrealized investment gains of $60,334,000 and $18,823,000, respectively. Following is an analysis of the major components of such unrealized gains (in thousands):

                                               September 30,     December 31,
                                                   1993             1992
                                               _____________     ____________
    Actively managed fixed maturities            $ 74,620         $  4,268
    Equity securities:
      CCP Insurance, Inc.                           1,413           24,123
      Other                                         1,650              285
    Equity in unrealized gains of limited
      partnerships:
      Life Partners Group                          13,001
      Other                                         2,159
    Equity in unrealized gains of BLHC                                 877
    Other                                             (21)          (1,034)
    Gross unrealized investment gains              92,822           28,519
    Deferred income taxes at 35% in 1993
      and 34% in 1992                             (32,488)          (9,696)
                                                 ________         ________
    Net unrealized investment gains              $ 60,334         $ 18,823
                                                 ========         ========

    The fair value in excess of amortized cost of ICH's actively managed fixed maturities increased from approximately $4.3 million at year-end 1992 to approximately $74.6 million, or 5.5% over amortized cost, at September 30, 1993. Substantially all of the increase in fair value was related to declines in market interest rates between the two dates. Except as may be required to meet its liquidity requirements, ICH has no current plans over the near-term to liquidate a significant portion of its actively managed fixed maturity investments to realize such gains. Following is an analysis of gross unrealized investment gains and losses on actively managed fixed maturities as of September 30, 1993 and December 31, 1992 (in thousands):

                                              September 30,     December 31,
                                                   1993             1992
                                              _____________     ____________
    Gross unrealized gains                      $ 77,417         $ 22,661
    Gross unrealized losses                       (2,797)         (18,393)
                                                ________         ________
    Net unrealized gains                        $ 74,620         $  4,268
                                                ========         ========

    Effective September 29, 1993, CCP Insurance completed an underwritten primary and secondary public offering of shares of its common stock. ICH's subsidiaries sold 1,764,439 shares of common stock of CCP Insurance in conjunction with the offering for $47.3 million cash and realized investment gains totaling $27.8 million. During the first nine months of 1993, an ICH subsidiary also sold 438,075 shares of CCP Insurance common stock in open market transactions and realized gains totaling $5.1 million. On an after-tax basis, gains from the sale of CCP Insurance common stock totaled $19.6 million, or $.41 per ICH common share, and $21.4 million, or $.45 per ICH common share, for the three months and the nine months ended September 30, 1993, respectively. At September 30, 1993, a subsidiary continues to hold 86,925 shares of CCP Insurance common stock with a fair value of approximately $2.7 million.

    During the first quarter of 1993, Life Partners Group, Inc.
(LPG), the holding company formed to acquire certain subsidiaries from ICH in 1990, completed an initial public offering of 15.2 million shares of its common stock, or a 58.5% interest in LPG, at $17 per share. In conjunction with the sale of such subsidiaries, ICH acquired an approximate 31% interest in a partnership, HMC/Life Partners L.P., which, in turn, directly owns approximately 5.1 million shares of LPG common stock. The partnership has no other significant assets or liabilities and ultimately intends to sell its interests in LPG or distribute the LPG shares to its respective partners. Based on an assumed liquidation of the partnership and a distribution of the LPG common stock under provisions of a partnership agreement, the holder of ICH's partnership interest would be entitled to receive shares of LPG common stock with a fair value at September 30, 1993, of approximately $23.7 million, or $18.7 million more than the adjusted cost of ICH's investment in the partnership. As discussed later under "Transactions With Consolidated Fidelity Life Insurance Company," the investment in HMC/Life Partners L.P. was transferred to an affiliated company in exchange for preferred stock as the first step in a series of transactions to terminate a reinsurance arrangement with the affiliate.

    LPG utilized a portion of the proceeds from its offering to redeem its 15% preferred stock, including $22.1 million stated value of such preferred stock held by certain of ICH's subsidiaries. There were no gains or losses reflected on such redemptions.

    As a result of the sale of substantially all of its residual interest and interest only mortgage-backed securities as later discussed, ICH had no fixed maturities classified as "held for sale" at September 30, 1993. The following table sets forth the carrying value and quality for each of the remaining two categories of fixed maturities as of September 30, 1993, classified in accordance with the rating assigned by Standard & Poor's Corporation (S&P) or, if not rated by S&P, based on ratings assigned by the National Association of Insurance Commissioners, with Class 1 treated as A, Class 2 treated as BBB-, Class 3 treated as BB- and Classes 4, 5 and 6 treated as B and below (in millions):

                            Held to
               Actively    Maturity                  Percent of    Percent
               Managed        at           Total        Total       of Total
Investment     at Fair     Amortized       Fixed        Fixed       Invested
 Quality        Value        Cost       Maturities    Maturities     Assets
__________     ________   __________   ___________   ___________   __________
AAA            $  444.2    $   15.6     $  459.8        29.6%        16.0%
AA                213.9        45.3        259.2        16.7          9.0
A                 446.3        20.2        466.5        30.1         16.2
BBB+               74.2                     74.2         4.8          2.6
BBB                69.9        15.3         85.2         5.5          3.0
BBB-               96.3                     96.3         6.2          3.3
                _______    ________     ________        ____         ____
  Total
  investment
  grade         1,344.8        96.4      1,441.2        92.9         50.1
               ________    ________     ________        ____         ____
BB+                23.0          .1         23.1         1.5           .8
BB and BB          29.6        11.4         41.0         2.6          1.4
B and Below        21.9        24.8         46.7         3.0          1.6
               ________    ________     ________        ____         ____
  Total non-
  investment-
  grade            74.5        36.3        110.8         7.1          3.8
               ________    ________     ________        ____         ____
    Total
    fixed
    maturi-
    ties       $1,419.3    $  132.7     $1,552.0       100.0%        53.9%
               ========    ========     ========       =====         ====

       Fixed maturities classified as held to maturity are principally private placement mortgage-backed securities and other corporate securities and had gross unrealized gains of $2.5 million and gross unrealized losses of $7.5 million as of September 30, 1993.

       The amortized cost and fair value of noninvestment-grade fixed maturities totaled $108.9 million and $108.1 million, respectively, at September 30, 1993.

       As reflected in its year-end 1992 financial statements, ICH held mortgage-backed residual interests and interest-only certificates (IOs) with a carrying value and fair value of $422.7 million. Such year-end values were reflected net of reserves for anticipated losses in 1993 totaling $34.9 million, which had been provided based on the prepayment experience incurred and expected on the mortgage loans underlying such residual interests and IOs through the first three months of 1993. At June 30, 1993, the carrying value and fair value of such investments had declined to $358.3 million as a result of principal repayments. Based on an analysis of subsequent prepayment experience, management believed that the reserves provided at year-end 1992 had been adequate and, as a consequence, ICH did not incur any significant additional losses on its residual interests and IOs during the first six months of 1993.

       Effective July 30, 1993, ICH and its subsidiaries, along with an affiliate, Consolidated Fidelity Life Insurance Company (CFLIC), entered into a transaction designed to substantially reduce their exposure to the prepayment risks associated with their investments in residual interest and IO mortgage-backed securities, including liquidating a substantial portion of such investments. ICH's subsidiaries and CFLIC sold directly-owned residual interests and IOs with a carrying value of approximately $137.8 million and $26.5 million, respectively, to an unaffiliated third party, Fund America Investors Corporation II (Fund America). In addition, ICH and
CFLIC sold to Fund America 75% of their rights with respect to residual interests in certain mortgage-backed securities which were acquired in conjunction with the sale of Bankers and are held in a special-purpose trust (the Trust) to collateralize certain mortgage note obligations (see ICH's 1992 Annual Report and Note 3 of the Notes to Financial Statements included elsewhere in this Report). CFLIC had acquired its interest in the Trust as later discussed under "Transactions With Consolidated Fidelity Life Insurance Company." Because ICH was deemed to be the Trust's sponsor and, with CFLIC, retained a majority ownership in the residual interest, the accounts of the Trust were included in ICH's consolidated balance sheet at year-end 1992 and at June 30, 1993. Following is a summary of the various accounts of the Trust as reflected in ICH's balance sheet at June 30, 1993, and ICH's net residual interest in the Trust (in millions):

    Fixed maturities, held for sale                      $ 195.8
    Collateralized mortgage note obligations              (133.7)
    Other liabilities:
      Deferred income and other                             (6.6)
      Minority interest held by CFLIC                      (45.0)
                                                         _______
    ICH net residual interest in the Trust               $  10.5
                                                         =======

    The net carrying value of the 75% interests sold by ICH and CFLIC approximated $7.0 million and $33.7 million, respectively.

    Fund America sponsored the formation of a new trust (the New Trust) into which it deposited the purchased securities. Interests in the New Trust aggregating $217 million, or 68.4% of its total outstanding securities, were sold to other unaffiliated parties.
A portion of the sales proceeds were utilized to acquire additional securities which were deposited into the New Trust, including certain securities designed to assure the ultimate return of principal on the interests retained by ICH, its subsidiaries and CFLIC. The remaining proceeds, after underwriting expenses, were utilized to pay a portion of the purchase price for the securities purchased from ICH and its subsidiaries and CFLIC. The remainder of the purchase price was paid by issuing participation certificates representing residual interests in the pool of $101.0 million principal amount of securities placed in the New Trust.
The participation certificates received in the transaction were valued for financial reporting purposes at their fair value, assuming an 11% annual return to maturity.

    Before the recognition of gains totaling approximately $14.3 million resulting from the disposal of certain securities utilized to hedge prepayment risks on the mortgage-backed securities, the transactions resulted in losses for ICH and CFLIC totaling approximately $23.1 million. ICH has reflected its portion of the losses resulting from these transactions in its third quarter 1993 results. Following is a summary of the effects of the above-described transactions (in millions):

                                               ICH      CFLIC      Total
                                               ___      _____      _____
    Investments transferred to Fund America:
      75% interest in the Trust              $  7.0     $ 33.7    $ 40.7
      Directly-held securities                137.7       26.5     164.2
                                             ______     ______    ______
        Total                                 144.7       60.2     204.9
                                             ______     ______    ______
    Consideration received:
      Cash, net of underwriting expenses       61.5       28.9      90.4
      Participation certificates,
        at fair value                          68.1       23.3      91.4
                                             ______     ______    ______
        Total                                 129.6       52.2     181.8
                                             ______     ______    ______
    Loss before sale of hedge securities      (15.1)      (8.0)    (23.1)
    Gains on sale of hedge securities          11.8        2.5      14.3
                                             ______     ______    ______
    Net loss on transactions                 $ (3.3)    $ (5.5)   $ (8.8)
                                             ======     ======    ======

       At September 30, 1993, the Company's remaining investments in residual interest mortgage-backed securities, including those received in the above described transactions, totaled $115.5 million and are included in other invested assets in the consolidated balance sheet.
Management believes that if ICH had continued to hold its portfolio of residual interest and IO mortgage-backed securities, it is highly likely that the recent and continuing decline in market interest rates and the related increase in mortgage loan refinancings would have resulted in significant additional losses. Management further believes the above transactions have significantly reduced ICH's exposure to principal writedowns resulting from the prepayment risks associated with such investments. While ICH and its subsidiaries still retain an interest in the securities which were sold, such interest is substantially smaller and has been enhanced in a manner which was designed to assure the ultimate return of principal on the retained interest. Further, because ICH and CFLIC no longer hold a direct or indirect majority interest in the Trust and have not guaranteed any portion of the collateralized mortgage note obligations, the accounts of the Trust have not been consolidated with those of the Company at September 30, 1993.

       The yield on invested assets averaged 7.0% for the nine months ended September 30, 1993, as compared to 8.3% for the year ended December 31, 1992. The decline in yields is attributable, in part, to reduced market rate yields between the respective periods and to holding a substantial amount of cash and short-term investments.
Cash and short-term investments declined from $421.8 million at year-end 1992 to $314.3 million at June 30, 1993, but increased to $656.6 million at September 30, 1993, primarily as a result of the sales of investments in BLHC and CCP Insurance at the end of the period, as previously discussed. Management is presently addressing how these short-term funds should be invested over the near term.

       As discussed in ICH's 1992 Annual Report, the claims-paying ratings assigned to certain of ICH's subsidiaries by various nationally recognized statistical rating organizations were recently lowered. In June 1993, Moody's Investors Service Inc. further lowered the rating it had assigned to one of ICH's subsidiaries. Except as discussed below, management believes ICH's subsidiaries have not experienced more than normal policy surrenders and withdrawals as a result of these ratings downgrades. For the nine months ended September 30, 1993, policyholder contract withdrawals, principally guaranteed investment contracts (GICs), exceeded policyholder contract deposits by approximately $153.1 million. A substantial portion of such withdrawals represented scheduled maturities of GICs which were not reinvested with an ICH subsidiary due to the lowered ratings. As a result of the previously discussed restructuring of ICH's holding company system, the surplus of such subsidiary was significantly reduced and, as a consequence, some policyholders became entitled to an early withdrawal of their GICs. The subsidiary is also voluntarily offering certain other GIC holders the right of early withdrawal. Because of its available liquidity and readily marketable securities, the subsidiary has not encountered, and management does not anticipate that the subsidiary will encounter, any difficulty in meeting its obligations relative to such withdrawals.

Transactions With Consolidated Fidelity Life Insurance Company

       Effective June 15, 1993, ICH entered into an agreement (the Agreement) which initiated the process of terminating certain reinsurance arrangements involving CFLIC. CFLIC is a subsidiary of Consolidated National Corporation (CNC) and CNC is also the controlling shareholder of ICH. The reinsurance arrangements involve certain annuity business with reserves totaling $334.6 million as of September 30, 1993, which was transferred by a subsidiary of ICH, Southwestern Life Insurance Company (Southwestern), to an unaffiliated reinsurer in 1990. The unaffiliated reinsurer, in turn, transferred the business to another CNC subsidiary, Marquette National Life Insurance Company (Marquette). In 1991, Marquette transferred the annuity business to CFLIC.

       The reinsurance arrangements have been under review by the Texas Department of Insurance and, in March 1993, ICH and
Southwestern agreed with the Texas

Department that they would, among other things, develop a plan to enhance and diversify the assets supporting the liabilities reinsured by CFLIC, including possibly recapturing the reinsured annuity business. The recapture is subject to negotiations with the unaffiliated reinsurer and approval by the Texas Department.

       CNC and CFLIC agreed to structure the proposed recapture in a manner that will permit ICH to redeem or retire certain of its outstanding securities, provided CFLIC would be allowed to retain certain assets following the recapture. CFLIC holds ICH's senior secured debt, with a current balance of $30 million, which it acquired in 1992 from ICH's bank lenders. In addition, CFLIC holds approximately $22.2 million stated value of ICH's Series 1984-A Preferred Stock and $7 million stated value of Series 1987-B Preferred Stock.

       CFLIC also intends to terminate another reinsurance arrangement under which business written by Bankers is reinsured by CFLIC. Under terms of the Agreement, ICH will be responsible for the negotiation of both the Southwestern and Bankers recaptures and will manage the affairs of CFLIC and Marquette, including management of their investments, until the recaptures are effected. Upon completion of the recaptures, CFLIC will have no remaining insurance business.

       To facilitate the recaptures of the reinsured business, ICH acquired $63 million in CFLIC preferred stock in exchange for its ownership interest in certain investments with an estimated fair value as of June 15, 1993, of $63 million, including its ownership in a limited partnership (the HMC/Life Partners L.P.) and 83 percent of a residual interest in a pool of mortgage-backed securities (the Trust). The CFLIC preferred stock is non-redeemable and non-voting, with cumulative 6% annual dividends that will be payable in kind until the recaptures are completed. ICH and CFLIC anticipate that the assets received by CFLIC from ICH in consideration for the preferred stock, along with other assets held by CFLIC, including its ownership in Marquette, will be transferred to Southwestern upon recapture of the annuity business. Following the recaptures, CFLIC is obligated to redeem its preferred stock by transferring its ownership in the ICH securities and additional assets to ICH. Upon their receipt, ICH intends to retire the ICH debt and securities.

       For financial reporting purposes, no gain or loss was recognized on the transfer of the assets to CFLIC and the cost basis in the CFLIC preferred stock was recorded at ICH's $50 million basis in the assets transferred. The Agreement identifies the specific assets and liabilities plus, subject to certain conditions, an amount in cash that will be retained by CFLIC following the recaptures. All remaining assets held by CFLIC, including the ICH securities, will revert to ICH in redemption of CFLIC's preferred stock. As a consequence, ICH will benefit or suffer the consequences to the extent of any appreciation or depreciation in the value of the assets transferred to CFLIC. At September 30, 1993, ICH has accounted for unrealized appreciation in the HMC/Life Partners L.P. totaling approximately $13.0 million as of the date of the transfer to CFLIC as an unrealized investment gain on the CFLIC preferred stock.

       Because the purchase of the preferred stock and the proposed recapture involves transactions between companies under common control, ICH's Board of Directors retained independent legal counsel, received a valuation of the business being recaptured by an independent actuarial consulting firm and obtained financial advice from an independent investment banking firm.

       Management believes the transactions with CFLIC, if completed, will be beneficial for several reasons. In addition to eliminating $30 million in scheduled debt principal requirements, the redemption or retirement of the ICH securities would reduce ICH's interest and preferred dividend requirements by approximately $5.4 million annually. Further, the recapture of the Southwestern annuity business would substantially eliminate the possibility for conflicts of interest by reducing affiliated party transactions between CNC and its subsidiaries and ICH. The termination of the reinsurance treaties is dependent on the performance and level of concentration of the assets of CFLIC supporting the reinsured liabilities and the completion of successful negotiations. Management is presently unable to predict with any certainty the completion date of the transactions with CFLIC.

Results of Operations:

       On a line-by-line basis in the consolidated statements of earnings (loss), the comparison of current period amounts with historical prior period amounts is significantly affected by the sale of Bankers effective October 31, 1992, as described in the Notes to Financial Statements in ICH's 1992 Annual Report. The following unaudited pro forma statement of earnings (loss) for the three months and the nine months ended September 30, 1992, presents information regarding ICH's operating results as though Bankers' pre-tax operating results had been reported under the equity method of accounting beginning January 1, 1992 (in thousands):

                             Three Months Ended         Nine Months Ended
                                September 30,              September 30,
                           ______________________    ________________________
                                           1992                     1992
                               1993         Pro         1993         Pro
                              Actual       Forma       Actual       Forma
                              ______       _____       ______       _____
Income:
  Premium income and other
    considerations         $   119,543  $   111,970  $   356,142  $   330,304
  Net investment income         43,896       46,932      150,082      147,279
  Realized investment gains
    (losses)                    18,876          583       32,245      (10,149)
  Equity in earnings (losses)
    of equity investees and
    limited partnerships         9,140         (313)      33,662        3,362
  Gain on sale of investment
    in BLHC                    197,398                   296,774
  Other income                  10,362        7,197       43,708       22,692
  Equity in earnings of
    Bankers                                  28,171                    62,409
                           ___________  ___________  ___________  ___________
                               399,215      194,540      912,613      555,897
                           ___________  ___________  ___________  ___________
Benefits, expenses and costs:
  Policyholder benefits        110,748      106,818      327,301      320,748
  Amortization of deferred
    policy acquisition costs
    and present value of
    future profits              10,968       19,738       38,720       44,436
  Other operating expenses      76,928       34,961      168,692      136,144
  Amortization of excess cost    2,401        2,392        7,204        7,174
  Interest expense              15,331       19,239       51,613       58,183
                           ___________  ___________  ___________  ___________
                               216,376      183,148      593,530      566,685
                           ___________  ___________  ___________  ___________
Operating earnings (loss)
  before income taxes          182,839       11,392      319,083      (10,788)
Income tax expense (credit)     57,105       (1,652)      96,202      (11,459)
                           ___________  ___________  ___________  ___________
Operating earnings             125,734       13,044      222,881          671

Cumulative effect of change
  in accounting principle,
  net of tax effect                                       (1,812)

Extraordinary losses, net
  of tax effects                               (714)      (1,360)      (3,230)
                          ____________  ___________  ___________  ___________
Net income (loss)              125,734       12,330      219,709       (2,559)

Less dividends on
  preferred stock               (7,700)      (7,700)     (23,100)     (23,100)
                          ____________  ___________  ___________  ___________
Net earnings (loss)
  applicable to
  common stock            $    118,034  $     4,630  $   196,609  $   (25,659)
                          ============  ===========  ===========  ===========

       To enhance comparability, the historical and pro forma amounts reflected above will be the basis of comparison in Management's
Discussion and Analysis of Results of Operations.

       For the nine months ended September 30, 1993, premium income and other considerations increased $25.8 million, or 7.8%, as compared to the corresponding period in 1992. Following is a summary of premiums by major line of business for each of the respective periods (in thousands):

                                             Nine Months Ended September 30,
                                            _________________________________
                                                                   1992
                                            1993                    Pro
                                           Actual                  Forma
                                           ______                  _____
    Individual life and annuity           $ 86,001               $ 92,642
    Individual health                      165,230                162,161
    Group and other                        104,911                 75,501
                                          ________               ________
                                          $356,142               $330,304
                                          ========               ========

       ICH's subsidiaries presently derive substantial revenues from their interest-sensitive and universal life products; however, for financial reporting purposes, these types of products are treated as deposit products and, therefore, premiums received are not reflected as a component of premium income. The $29.4 million, or 39%, increase in group and other premium income is primarily attributable to new sales of group health insurance products.

       During the nine months of 1993, net investment income increased $2.8 million, or 2%, as compared to the corresponding period in 1992. Substantially all of the improvement is attributable to investment earnings on the mortgage-backed securities placed in the Trust in conjunction with the sale of Bankers as discussed in ICH's 1992 Annual Report. Except for approximately $1.3 million of earnings attributable to ICH's residual interest in such trust, the investment income on such securities has been offset in other line items in the consolidated statement of earnings, including interest expense attributable to related collateralized mortgage note obligations, expenses associated with a first quarter 1993 refinancing by the Trust and additional provisions for losses on the securities held in trust.

       Realized investment gains in 1993 totaled $32.2 million, as compared to pro forma losses totaling $10.1 million in 1992. Included in 1993 are $8.2 million of gains resulting from BLHC's redemption of certain of its securities and $33.9 million of gains on the sale of CCP Insurance common stock as previously discussed. During the quarter ended June 30, 1993, ICH reflected a $5.0 million total writedown of an investment in a Hicks/Muse limited partnership, which owned a controlling interest in Healthco International, Inc. In the 1993 third quarter, ICH reflected writedowns, primarily relating to investment real estate and fixed maturities held at amortized cost, totaling $10.9 million. The investment losses in 1992 were primarily attributable to writedowns of mortgage-backed residual interests and IOs, which resulted from declines in mortgage interest rates and an acceleration of prepayments on the mortgage loans underlying such investments. As previously discussed, at year-end 1992, ICH reflected a provision for losses which were expected to occur relative to such investments during 1993 and, other than the approximate $3.3 million of losses incurred in disposing of these securities, there were no significant losses on these investments in the first nine months of 1993.

       Since 1990, ICH has invested a total of $25 million in various partnerships organized by the Hicks/Muse Equity Fund, including
$5.0 in the HMC/Life Partners L.P. Substantially all of these investments were made to participate in the potential appreciation resulting from leveraged buyouts and corporate reorganizations, and through September 30, 1993, ICH has reflected unrealized appreciation on certain of these investments totaling $15.2 million. During June

1993, Healthco filed for bankruptcy protection and, as a result, management determined that it was unlikely that any of the investment in that particular partnership would be recovered. Management is not aware of any other potential writedowns relative to its limited partnership investments and believes, that in the aggregate, these investments will ultimately return attractive risk-adjusted yields.

       Equity in the earnings (losses) of equity investees and limited partnerships includes ICH's pro rata share of the operating earnings of BLHC and other investments in limited partnerships which are accounted for by the equity method. Following is an analysis of the components of such earnings (in thousands):

                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                               1992                   1992
                                    1993        Pro        1993        Pro
                                   Actual      Forma      Actual      Forma
Equity in operating earnings
  (losses) of:
  BLHC                            $  8,578                $ 29,117
  Limited partnership investments      562    $   (313)      4,545    $   3,362
                                  ________    ________    ________    _________
                                  $  9,140    $   (313)   $ 33,662    $   3,362
                                  ========    ========    ========    =========

       See Note 2 of the Notes to Financial Statements for condensed financial information of BLHC.

       In 1993, other income includes $22.6 million of non-recurring income associated with the termination of a reinsurance agreement between Bankers and an ICH subsidiary as previously discussed. In addition, ICH has received distributions representing its share of the profits of CFSB Corporation (CFSB) totaling $1.1 million. As discussed in the 1992 Annual Report, ICH is entitled to receive 13.85% of profit distributions made by CFSB. ICH's stated policy is to reflect earnings only to the extent distributions from CFSB are actually received. Excluding the income from the reinsurance transaction and the CFSB distributions, other income decreased from $22.7 million in 1992 to $20.0 million in 1993.

       Following is a summary of policyholder benefits by major business segment (in thousands):

                                             Nine Months Ended September 30,
                                             _______________________________
                                                                   1992
                                                  1993             Pro
                                                 Actual           Forma
                                                 ______           _____
    Individual life and annuity                   $103,489       $122,628
    Individual health                              106,548        108,470
    Group and other                                 77,139         48,999
    Accumulation products                           40,125         40,651
                                                  ________       ________
                                                  $327,301       $320,748
                                                  ========       ========

       Life and annuity benefits decreased approximately $19.1 million, or 16%, a substantial portion of which was attributable to a reduction in credited rates on interest-sensitive life insurance policies between the periods. Individual health benefits decreased slightly, reflecting an improvement in the individual health benefit ratio from 66.9% in 1992 to 64.5%. Group benefits increased approximately $28.1 million, or 57%. Such increase was greater than the 39% increase in group premiums, which resulted in a significant increase in the group benefit ratio from 64.9% in 1992 to 73.5% in 1993. This increase was attributable to an unexpected increase in claim costs resulting from an upswing in the utilization and cost of physician services and several large individual claims covered under group plans. Benefits related to accumulation products include primarily interest credited to annuity and guaranteed investment contract account balances.

       Other operating expenses increased approximately $32.5 million from the 1992 period to the 1993 period. Following is a summary of the major items included in other operating expenses (in thousands):

                                              Nine Months Ended September 30,
                                              _______________________________
                                                                  1992
                                                    1993           Pro
                                                   Actual         Forma
                                                   ______         _____
    Non-deferrable commissions                    $ 32,895      $ 27,660
    General and administrative expenses             87,258        79,386
    Taxes, licenses and fees                        12,936        11,298
    Consolidation and reorganization                23,870
    Provision for costs of litigation and
      other contingencies                            7,320
    Placement fee for collateralized
      mortgage note obligations                      4,413
    Litigation settlement                                         17,800
                                                  ________      ________
                                                  $168,692      $136,144
                                                  ========      ========

       In the 1993 third quarter, ICH reflected $23.9 million of consolidation and reorganization expenses. The Company had previously provided a provision for similar types of expenses in the fourth quarter of 1992 totaling $10.9 million. The 1992 provision included costs which the Company expected to incur relative to its plan to consolidate the operations of its three Texas-based subsidiaries. Management has continued to assess the usefulness and recoverability of property and equipment utilized in the Company's business and the recoverability of certain capitalized costs. Based on such assessment, management determined that a substantial portion of such assets were nonproductive and should be written off. Accordingly, the 1993 expenses include a $10.8 million writedown of certain home office real estate, a $9.8 million writeoff of certain capitalized data processing costs and a $3.3 million writeoff of furniture and equipment. As a result of the previously discussed consolidation and the writeoff of the nonproductive assets, management expects significant costs savings to begin emerging in the 1993 fourth quarter. In addition, during the 1993 third quarter, management assessed the Company's exposure to the costs associated with pending litigation and certain other contingencies and provided reserves totaling $7.3 million for the costs anticipated to be incurred relative to such matters.

       Exclusive of the above described expenses, non-deferrable commissions increased primarily as a result of the sale of new group health insurance products. General and administrative expenses increased primarily as a result of the growth in new group business, both in directly underwritten business and administrative services only claims processing. The placement fee in 1993 relates to the refinancing of the Trust's collateralized mortgage note obligations (see Note 3 of the Notes to Financial Statements). The litigation settlement in 1992 related to a class action suit filed by certain policyholders and is addressed in detail in ICH's 1992 Annual Report.

       Interest expense declined $6.6 million, or approximately 11%. Interest expense on long-term notes payable declined $12.6 million, or 22%, primarily reflecting the effect of approximately $238.4 million in debt reductions between the two periods. Offsetting a substantial portion of such interest savings in 1993 was $6.0 million of interest expense relative to collateralized mortgage note obligations. As previously discussed, the collateralized mortgage note obligations arose in conjunction with the sale of Bankers and there was no similar expense item in 1992. As a result of the transactions entered into in

July 1993 to reduce the Company's exposure to prepayment risks on certain mortgage-backed securities, the accounts of a special-purpose trust, which includes the collateralized mortgage note obligations and the related interest expense, are no longer included in ICH's consolidated balance sheet or statement of earnings after July 30, 1993. As a result, interest expense as reflected in the statement of earnings in subsequent periods is expected to be substantially lower.

       Income tax expense in 1993 represented 30% of pre-tax earnings and an income tax credit in 1992 represented in excess of 100% of the pre-tax loss. In August 1993, Congress enacted legislation which raised the federal income tax rate from 34% to 35%, retroactive to January 1, 1993. The effect of such rate increase on the Company's deferred income tax asset as of the beginning of 1993, a benefit totaling approximately $3.5 million, has been reflected in the Company's results of operations for the three months ended September 30, 1993. Such benefit was offset, in part, by the utilization of the higher 35% rate in determining the Company's income tax provision in 1993. The effective income tax rate differed from the expected 35% rate in 1993 and the 34% rate in 1992 as a result of amortization of excess cost for which there are no income tax consequences, reductions in valuation allowances for deferred income tax assets and the utilization of capital loss carryforwards which had previously not been reflected for financial reporting purposes. See Note 4 of the Notes to Financial
Statements for an analysis of the various components affecting
ICH's income tax provisions.

       At December 31, 1992 and 1991, ICH reflected deferred income tax assets, net of valuation allowances, totaling $121.0 million and $65.4 million, respectively, a significant portion of which at each date consisted of benefits expected to be derived from net operating loss and capital loss carryforwards. Valuation allowances totaling $24.2 million in 1992 and $104.1 million in 1991 had been provided, in part, based on the uncertainty as to ICH's ability to fully utilize its available loss carryforwards. Exclusive of CMO writedowns, ICH realized significant investment gains in 1992 and for the nine months ended September 30, 1992, reflected a tax benefit from a reduction in its valuation allowance of approximately $11.0 million. In 1993, primarily as a result of the gains on the sales of its investment in BLHC and the CCP Insurance common stock, ICH utilized substantially all of its remaining loss carryforwards and for the nine months ended September 30, 1993, has reflected a tax benefit from a reduction in the valuation allowance of approximately $14.6 million. The 1993 benefit was previously reflected in the quarter ended March 31, 1993 as a component of the tax provision related to the non-operating gain on the sale of common stock by BLHC; however, as a result of the reclassification of such gain, such benefit is now included in the income tax provision related to operations. As a result of the realized gains reflected in the consolidated statement of earnings in 1993 and the substantial increase in unrealized investment gains reflected in stockholders' equity, at September 30, 1993, ICH had reduced its deferred income tax asset to approximately $25.9 million.

       As previously discussed, ICH redeemed $50 million stated value of its Series 1987-A Preferred Stock in conjunction with the sale of its interest in BLHC. Such redemption will result in a reduction in annual preferred dividend requirements totaling $5.5 million beginning in the fourth quarter of 1993.

       ICH recognized a $1.8 million charge, net of $.9 million in deferred taxes, for the cumulative effective to January 1, 1993, of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." ICH had previously provided a liability totaling $20.1 million for postretirement benefits for retirees of certain acquired companies through its purchase accounting relative to such companies. The current period charge reflects the cost of providing postretirement benefits for its remaining employees. ICH also reported extraordinary losses in both periods, all of which were related to early extinguishment of debt. Extraordinary losses, net of tax effects, totaled $1.4 million and $3.2 million in 1993 and 1992, respectively. See Note 7 of the Notes to Financial Statements for additional information regarding such losses.

       Substantially all of the earnings in 1993 are attributable to gains resulting from the sale of ICH's investment in BLHC and other invested assets, a gain on Bankers' recapture of certain reinsurance, and tax benefits realized from the utilization of available tax loss carryforwards as a result of such gains. These gains have been partially offset by charges in the third quarter for investment writedowns, non-recurring consolidation and reorganization expenses and a provision for the costs of pending litigation and other contingencies. Exclusive of these gains and charges, ICH's results from operations in 1993 have been insufficient to cover interest on its debt obligations and preferred dividend requirements. Following is a summary of the effects of the above credits and charges on ICH's results of operations for the three months and the nine months ended September 30, 1993, and an analysis of the shortfall from normal operations to cover interest on debt obligations and preferred dividend requirements (in thousands):

                                          Three Months        Nine Months
                                             Ended               Ended
                                          September 30,       September 30,
                                             1993                 1993
                                          _____________       _____________
Realized investment gains and other
  non-recurring credits (charges):
    Gain on sale of investment in BLHC    $   197,398         $   296,774
    Realized investment gains, net of
      writedowns                               18,876              32,245
    Gain on Bankers' reinsurance recapture      5,525              22,643
    Consolidation and reorganization
      expenses                                (23,870)            (23,870)
    Provision for costs of litigation
      and other contingencies                  (7,320)             (7,320)
                                          ___________         ___________
    Pre-tax credits, net                      190,609             320,472
                                          ___________         ___________
Tax effects:
  Expected tax provision at 35%                66,713             112,165
  Benefits from utilization of tax
    loss carryforwards                        (10,592)            (24,463)
                                          ___________         ___________
    Net tax effects                            56,121              87,702
                                          ___________         ___________
Net after-tax realized gains and non-
  recurring credits                       $   134,488         $   232,770
                                          ===========         ===========
Operating earnings, as reported           $   125,734         $   222,881
                                          ===========         ===========
Shortfall of operating earnings
  over net after-tax realized gains
  and non-recurring credits               $    (8,754)        $    (9,889)
Less: Preferred dividend requirements          (7,700)            (23,100)
                                          ___________         ___________
Shortfall in operating earnings to
  cover interest on debt and preferred
  dividend requirements                   $   (16,454)        $   (32,989)
                                          ===========         ===========

       As previously discussed in ICH's Annual Report and subsequent quarterly reports, such operating results are in line with management's expectations because the Company was not able to redeploy the proceeds from the sale of Bankers in November 1992 in a manner that would replace the earnings of Bankers.

ICH has implemented a consolidation program to lower its operating expenses and has stated its goal of restructuring its capital accounts to lower its cost of capital. As previously discussed, management believes that the sale of ICH's interest in BLHC has provided the Company with substantial additional flexibility in achieving its capital restructuring plans. The Company is presently attempting to lengthen the maturity of a substantial portion of its outstanding debt through its Exchange Offer; however, until the final results of such Exchange Offer are determined, management will be unable to determine how the Company will ultimately utilize its available cash. As a consequence, a substantial portion of the parent company's available cash will be invested in short-term investments during the 1993 fourth quarter. Because of the relatively low yields that the Company can earn on such short-term investments, approximately 2-1/2% at current rates, and because the Company will no longer reflect its share of the earnings of BLHC, management does not expect a significant improvement in ICH's operating results during the fourth quarter of 1993. However, because of savings which are expected to be realized from the consolidation program, the reinvestment of proceeds from the sale of certain investments (such as the equity investment in CCP Insurance which produced substantially no income), the reduction in preferred dividend requirements and the more effective utilization of the parent company's available cash following the completion of the Exchange Offer, management believes that ICH will reflect profitable operating results beginning in the first quarter of 1994.

       Reporting results of insurance operations on a quarterly basis necessitates numerous estimates throughout the year, principally in the calculation of reserves and in the determination of the effective rate for federal income taxes. It is the Company's practice to review its estimates at the end of each quarter and, if necessary, make appropriate refinements, with the resulting effect being reported in current operations. Only at year-end is the Company able to assess retrospectively the precision of its previous quarter estimates. The Company's fourth quarter results contain the effect of the difference between previous estimates and final year end results, and therefore, the results for an interim period may not be indicative of the results for the entire year.

Proposed Accounting Standards:

       In April 1993, the FASB approved the issuance of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 expands the use of fair value accounting for certain investments in debt and equity securities and will require financial institutions to classify their fixed maturity investments into three categories. Fixed maturity investments that an entity has the positive intent and ability to hold to maturity will be classified as "held to maturity" and will continue to be reported at amortized cost. Fixed maturity and equity investments available for sale, which may or may not be traded before maturity, are to be marked to their current value, with any unrealized gains and losses reported as a separate component of stockholders' equity. Finally, fixed maturities and equity investments held only for trading must be marked to their current value, with any unrealized losses charged to earnings. The proposed accounting standard must be adopted for 1994 financial statements. As a result of the sale of Bankers effective October 31, 1992, and based on management's assessment of ICH's liquidity needs, at year-end 1992, ICH classified its fixed maturity portfolio into three categories, including "held to maturity," "actively managed," and "held for sale." Investments classified in the actively managed category were adjusted to their fair values with unrealized gains and losses reflected as a component of stockholders' equity. Investments classified as held for sale were adjusted to their fair value through a charge to earnings. Management believes that the accounting treatment utilized by ICH at December 31, 1992 and September 30, 1993, closely parallels the new accounting standard and, as a consequence, does not expect that its adoption will have a significant effect on ICH's financial position or results of operations.

                         SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    I.C.H. CORPORATION




                                    BY:      /s/  John T. Hull
                                         _________________________________
                                         John T. Hull, Executive Vice
                                         President, Treasurer and
                                         Principal Accounting Officer



Date:  April 28, 1994

                             INDEX TO EXHIBITS


EXHIBIT                                                        SEQUENTIAL
  NO.                        DESCRIPTION                        PAGE NO.
_______                      ___________                       __________
2.6           Stock Purchase Agreement dated October 3,
              1989, between the Registrant and HMS
              Acquisition Corporation (filed as Exhibit 1 to
              the Registrant's Current Report on Form 8-K
              dated October 3, 1989, and incorporated herein
              by reference) and amendment thereto (filed as
              Exhibit 19.4 to the Registrant's Annual Report
              on Form 10-K for the year ended December 31,
              1989 and incorporated herein by reference). . . .

2.9           Stock Acquisition Agreement dated February 20,
              1992, between the Registrant and Conseco, Inc.
              (filed as Exhibit 2.10 to the Registrant's
              Current Report on Form 8-K dated February 20,
              1992 and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and as
              Exhibit 2.16 of the Registrant's Report on
              Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference) . . .

2.17          Agreement, dated June 15, 1993, among I.C.H.
              Corporation, Consolidated National Corporation
              and Consolidated Fidelity Life Insurance
              Company (filed as Exhibit 2.1 to the
              Registrant's Current Report on Form 8-K dated
              June 15, 1993 and incorporated herein by
              reference). . . . . . . . . . . . . . . . . . . .

10.1          Agreement, dated September 11, 1993, between
              I.C.H. Corporation and Conseco, Inc. (incorpo-
              rated by reference to Exhibit 4 to Amendment
              No. 1 to the Schedule 13D relating to the
              common stock of Bankers Life Holding Corpora-
              tion, filed by I.C.H. Corporation,
              Consolidated National Corporation, Robert T.
              Shaw and C. Fred Rice dated September 15,
              1993) . . . . . . . . . . . . . . . . . . . . . .

10.2          Agreement, dated September 11, 1993, between
              I.C.H. Corporation and Bankers National Life
              Insurance Company (incorporated by reference
              to Exhibit 5 to Amendment No. 1 to the
              Schedule 13D relating to the common stock of
              Bankers Life Holding Corporation, filed by
              I.C.H. Corporation, Consolidated National
              Corporation, Robert T. Shaw and C. Fred Rice
              dated September 15, 1993) . . . . . . . . . . . . .

EXHIBIT                                                           SEQUENTIAL
  NO.                         DESCRIPTION                          PAGE NO.
_______                       ___________                         __________

10.3          Letter agreement, dated September 11, 1993,
              among I.C.H. Corporation, Conseco, Inc. and
              Bankers Life Holding Corporation (incorporated
              by reference to Exhibit 6 to Amendment No. 1
              to the Schedule 13D relating to the common
              stock of Bankers Life Holding Corporation,
              filed by I.C.H. Corporation, Consolidated
              National Corporation, Robert T. Shaw and C.
              Fred Rice dated September 15, 1993) . . . . . . . .

11.1          Computation of Earnings (Loss) Per Share of
              Common Stock on Average Shares Outstanding and
              Fully Diluted Bases for the Three Months and
              Nine Months Ended September 30, 1993 and
              1992. . . . . . . . . . . . . . . . . . . . . . . .

28.1          Offer to Exchange 11-1/4% Senior Subordinated
              Notes due 2003 for any and all outstanding
              16-1/2% Senior Subordinated Debentures due
              1994 and 11-1/4% Senior Subordinated Notes due
              1996, incorporated by reference to Exhibit
              T3E-1 to the Company's Application for
              Qualification of Indenture on Form T-3 (No.
              22-25286), filed with the Securities and
              Exchange Commission (the "Commission") on
              October 1, 1993, as amended by that certain
              First Amendment to Form T-3, filed with the
              Commission on October 19, 1993. . . . . . . . . . .

                                                            Exhibit 11.1
                    I.C.H. CORPORATION AND SUBSIDIARIES

          COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
            ON AVERAGE SHARES OUTSTANDING AND FULLY DILUTED BASES
                                 (Unaudited)

                 (Dollars in Thousands, Except Per Share Data)

                            Three Months Ended        Nine Months Ended
                               September 30,             September 30,
                          ______________________   ________________________
                             1993        1992          1993         1992
                             ____        ____          ____         ____
Computation for statements
 of earnings:
   Operating earnings
     (loss)              $   125,734  $    13,044   $   222,881   $       671
   Less dividends on
     preferred stock          (7,700)      (7,700)      (23,100)      (23,100)
                         ___________  ___________   ___________   ___________
   Operating earnings
     (loss) applicable
     to common stock         118,034        5,344       199,781       (22,429)
   Cumulative effect to
     January 1, 1993 of
     change in method of
     accounting for post-
     retirement benefits                                 (1,812)
   Extraordinary losses                      (714)       (1,360)       (3,230)
                         ___________  ___________   ___________   ___________
   Net earnings (loss)
     applicable to
     common stock        $   118,034  $     4,630   $   196,609   $   (25,659)
                         ===========  ===========   ===========   ===========
   Weighted average common
     shares outstanding   47,914,861   48,182,219    47,913,898    48,181,908
                         ===========  ===========   ===========   ===========
   Earnings (loss) per common share:
       Operating earnings
         (loss)          $      2.46  $       .11   $      4.17   $      (.46)
       Cumulative effect
          to January 1,
          1993 of change
          in method of
          accounting for
          postretirement
          benefits                                        (.04)
       Extraordinary losses                 (.01)         (.03)         (.07)
                        ___________  ___________   ___________   ___________
            Net earnings
              (loss)    $      2.46  $       .10   $      4.10   $      (.53)
                        ===========  ===========   ===========   ===========
Additional computations(A):
   Weighted average
     common shares
     outstanding         47,914,861   48,182,219    47,913,898    48,181,908
   Incremental common
     shares applicable
     to common stock
     options based on
     the common stock
     daily average market
     price during the
     period                 664,431      186,017       821,411       294,737
                        ___________  ___________   ___________   ___________
   Weighted average
     common shares,
     as adjusted         48,579,292   48,368,236    48,735,309    48,476,645
                        ===========  ===========   ===========   ===========
   Weighted average
     common shares
     outstanding         47,914,861   48,182,219    47,913,898    48,181,908
   Incremental common
     shares applicable
     to common stock
     options based on
     the more dilutive
     of the common stock
     ending or daily
     average market
     price during the
     period                842,111      280,582     1,034,481       298,803
   Assumed conversion
    of convertible
     preferred shares    7,867,466    7,867,542     7,867,466     7,867,542
                        __________   __________    __________    __________
   Weighted average
     common shares,
     assuming full
     dilution           56,624,438   56,330,343    56,815,845    56,348,253
                       ===========  ===========   ===========   ===========
   Net earnings (loss)
     applicable to
     common stock
     assuming conver-
     sion of convertible
     preferred stock   $   122,212  $     8,808   $   209,143   $   (13,125)
                       ===========  ===========   ===========   ===========

______________
(A) These calculations are submitted in accordance with Securities Exchange Act of 1934 Release No. 9083, although not required by footnote 2 to paragraph 14 of Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3% or antidilution.

                                              (Continued)

                                                           Exhibit 11.1
                  I.C.H. CORPORATION AND SUBSIDIARIES

        COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
      ON AVERAGE SHARES OUTSTANDING AND FULLY DILUTED BASES, Continued
                              (Unaudited)

               (Dollars in Thousands, Except Per Share Data)

                            Three Months Ended             Nine Months Ended
                                September 30,                 September 30,
                        _________________________      _______________________
                             1993        1992             1993         1992
Additional computations,
 continued(A):
   Earnings (loss)
    per common share:
      Average shares
       outstanding:
         Operating earnings
           (loss)            $2.43        $ .11         $4.10         $(.46)
         Cumulative effect
           to January 1, 1993
           of change in method
           of accounting for
           postretirement
           benefits                                      (.04)
          Extraordinary losses             (.01)         (.03)         (.07)
                             _____        _____         _____         _____
              Net earnings
               (loss)        $2.43        $ .10         $4.03         $(.53)
                             =====        =====         =====         =====
      Fully diluted, assuming
       conversion of all
       applicable securities(B):
         Operating earnings
          (loss)                $2.14        $ .17         $3.69         $(.17)
         Cumulative effect to
           January 1, 1993 of
           change in method of
           accounting for post-
           retirement benefits                             (.03)
         Extraordinary losses                (.01)         (.02)         (.06)
                               _____        _____         _____         _____
              Net earnings
               (loss)          $2.14        $ .16         $3.64         $(.23)
                               =====        =====         =====         =====

______________
(B) Fully diluted earnings in 1992 as reflected in this exhibit are considered "antidilutive" because they result in per share earnings that exceed per share earnings as determined on the primary basis or per share losses that are less than per share losses as determined on the primary basis. Fully diluted earnings per share in 1992 as reflected in the consolidated statement of earnings (loss) were determined based on primary earnings per share calculations as a result of such antidilution.
