Form 10-Q/A
period 1993-06-30
ICH CORP
filed 1994-05-02
CIK 49588

FORM 10-Q/A

                              AMENDMENT NO. 1

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
(Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended           June 30, 1993
                                  ________________________

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


                Class and Title of             Shares Outstanding
                  Capital Stock              as of August 12, 1993
                __________________           _____________________

     Common Stock, $1.00 Par Value                47,817,839
     Common Stock, Class B, $1.00 Par Value          100,000



This filing contains 26 pages.
Index to Exhibits appears on page 24.

        This Amendment No. 1 amends Items 1 and 2 of Part I, the Index to Exhibits and Exhibit 11.1 of the Form 10-Q of I.C.H. Corporation for the quarter ended June 30, 1993. The following is the complete text of the items amended.

                 PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
               I.C.H. CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                      June 30,     December 31,
   ASSETS                               1993            1992
                                      ________     ____________
                                          (In Thousands)
Investments:
 Fixed maturities:
   Actively managed at fair value     $1,336,568    $1,341,468
   Held for sale at fair value           358,280       422,681
   Held to maturity at amortized cost    138,296       149,740
 Equity securities, at fair value        149,748       129,304
 Mortgage loans on real estate,
   at amortized cost                     157,340       184,023
 Real estate, at lower of cost
   or fair value                          72,138        66,386
 Policy loans                            180,278       192,973
 Collateral loans                         30,628        37,773
 Investments in equity investees          86,030        41,321
 Investments in limited partnerships      39,317        39,808
 Cash and short-term investments         314,297       421,765
 Other invested assets                     9,123        25,055
                                      __________    __________
   Total investments                   2,872,043     3,052,297
Notes and accounts receivable
 and uncollected premiums                 14,468        11,743
Accrued investment income                 31,297        35,108
Deferred policy acquisition costs        178,114       178,807
Present value of future profits
 of acquired business                     54,315        63,863
Deferred income tax asset                 51,332       121,007
Excess cost of investments in
 subsidiaries over net assets
 acquired, net of accumulated
 amortization                            312,402       317,197
Other assets                              83,607        82,733
Assets held in separate accounts           5,140         5,305
                                      __________    __________
                                      $3,602,718    $3,868,060
                                      ==========    ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Insurance liabilities:
 Future policy benefits and
   other policy liabilities           $  821,397    $1,008,586
 Universal life and investment
   contract liabilities                1,463,231     1,598,548
Notes payable:
 Due within one year                       4,522        79,422
 Due after one year                      463,385       463,908
Collateralized mortgage note obligations 133,702       157,231
Federal income taxes currently payable     6,973         1,491
Other liabilities                        150,589       134,320
Liabilities related to separate accounts   5,140         5,305
                                      __________    __________
                                       3,048,939     3,448,811
                                      __________    __________
Stockholders' equity:
 Preferred stock                         329,240       329,242
 Common stock                             71,572        71,401
 Common stock, Class B                       100           100
 Additional paid-in capital              155,507       155,391
 Net unrealized investment gains,
   net of deferred income taxes           74,959        18,823
 Accumulated deficit                     (24,078)     (102,654)
                                      __________    __________
                                         607,300       472,303
 Notes receivable collateralized
   by common stock                        (1,697)       (2,163)
 Treasury stock, at cost                 (51,824)      (50,891)
                                      __________    __________
                                         553,779       419,249
                                      __________    __________
                                      $3,602,718    $3,868,060
                                      ==========    ==========

           The accompanying notes are an integral part of these financial statements.

                    I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                   (In Thousands, Except Per Share Data)
                                (Unaudited)

                              Three Months Ended       Six Months Ended
                                    June 30,               June 30,
                             ___________________       ________________
                                1993       1992        1993        1992
                                ____       ____        ____        ____
Income:
  Premium income and other
       considerations     $   118,213 $   388,245 $   236,599 $     770,787
  Net investment income        43,762      80,356     106,186       164,603
  Realized investment gains
       (losses)                (5,766)      3,463      13,369       (33,223)
  Equity ln earnings of equity
       investees and limited
       partnerships            12,656       1,406      24,522         3,675
  Other income                  6,699       5,929      33,346        16,265
                          ___________ ___________ ___________ _____________
                              175,564     479,399     414,022       922,107
                          ___________ ___________ ___________ _____________
Benefits, expenses and costs:
  Policyholder benefits       102,061     328,668     214,034       650,550
  Amortization of deferred
       policy acquisition costs
       and present value of
       future profits          14,686      32,534      27,752        73,071
  Other operating expenses     42,837      78,865      91,764       171,895
  Amortization of excess cost   2,402       2,816       4,803         5,632
  Interest expense             17,104      19,363      36,282        38,944
  Earnings attributable to
       participating policy-
       holders                    486       1,911       2,519         4,195
                          ___________ ___________ ___________ _____________
                              179,576     464,157     377,154       944,287
                          ___________ ___________ ___________ _____________
Operating earnings (loss)
  before income taxes          (4,012)     15,242      36,868       (22,180)
Income tax expense (credit)     4,464       4,313      19,180        (9,807)
                          ___________ ___________ ___________ _____________
Operating earnings (loss)      (8,476)     10,929      17,688       (12,373)

Non-operating gain on sale of
  stock by Bankers Life Holding
  Corporation, net of tax effect                       79,459

Cumulative effect to January 1, 1993
  of change in method of accounting
  for postretirement benefits, net
  of tax effect                                        (1,812)

Extraordinary losses,
  net of tax effects             (129)                 (1,360)       (2,516)
                        _____________ ___________ ___________ _____________
Net earnings (loss)            (8,605)     10,929      93,975       (14,889)

Less dividends on
  preferred stock              (7,700)     (7,700)    (15,400)      (15,400)
                        _____________ ___________ ___________ _____________
Net earnings (loss)
  applicable to
  common stock          $     (16,305) $    3,229 $    78,575 $     (30,289)
                        =============  ========== =========== =============
Weighted average shares
  outstanding              47,918,802  48,181,751  47,913,409    48,181,751
                        =============  ========== =========== =============
Earnings (loss) per common share:
  Operating earnings
       (loss)            $      (.34)  $      .07 $       .05  $      (.58)
  Non-operating gain on sale
       of stock by Bankers Life
       Holding Corporation                               1.66
  Cumulative effect to January 1,
       1993 of change in method of
       accounting for postretire-
       ment benefits                                     (.04)
  Extraordinary losses                                   (.03)       (.05)
                         ____________ ___________ ___________ ___________
  Net earnings (loss)    $       (.34)$       .07 $      1.64 $      (.63)
                         ============ =========== =========== ===========

The accompanying notes are an integral part of these financial statements.

                   I.C.H. CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1993 and 1992
                             (In Thousands)
                               (Unaudited)

                                                       1993         1992
                                                       ____         ____
Cash flows from operating activities:
  Operating earnings (loss)                         $  17,688    $  (12,373)
  Items not requiring (providing) cash:
    Adjustments related to universal life and
      investment products:
        Interest credited to account balances          52,419        69,913
        Charges for mortality and administration      (36,497)      (44,223)
    Depreciation and amortization                       8,623        12,322
    Increase in future policy benefits                  3,306        32,025
    Decrease (increase) in deferred policy
      acquisition costs                                 3,471        (2,104)
    Increase in currently payable income taxes          5,482       (45,331)
    Decrease (increase) in deferred income tax asset   22,804       (12,460)
    Decrease in policy liabilities, other
      policyholder funds, accounts payable
      and accrued expenses                            (30,353)      (17,439)
    Decrease in notes and accounts receivable and
      accrued investment income                           253         3,285
    Increase (decrease) in asset valuation allowances    (935)       38,246
    Equity in earnings of equity investees and
      limited partnerships                            (24,522)       (3,675)
    Gain on termination of reinsurance                (17,117)
    Other, net                                          9,282         4,800
                                                     ________    __________
    Net cash provided by operating activities          13,904        22,986

Cash flows from investing activities:
  Sales and maturities of long-term invested assets   772,663       934,140
  Purchases of fixed maturities                      (531,284)     (821,490)
  Purchases of other long-term invested assets        (52,765)      (48,534)
  Cash transferred on reinsurance transactions        (43,152)
  Other                                                              (8,001)
                                                    _________   ___________
  Net cash provided by investing activities           145,462        56,115
                                                    _________   ___________
Cash flows from financing activities:
  Proceeds of notes payable                                           6,200
  Proceeds of collateralized mortgage note
    obligations                                       171,000
  Policyholder contract deposits                       91,422       386,260
  Policyholder contract withdrawals                  (242,283)     (213,469)
  Principal payments on notes payable                 (37,923)      (76,207)
  Early retirement of subordinated debt               (38,190)       (1,694)
  Principal payments on collateralized mortgage
    note obligations                                 (194,528)
  Purchase of common stock for treasury                  (932)
  Dividends on preferred shares                       (15,400)      (15,400)
                                                    _________   ___________
  Net cash provided (used) by financing activities   (266,834)       85,690
                                                    _________   ___________
Net increase (decrease) in cash and short-term
  investments                                        (107,468)      164,791
Cash and short-term investments at beginning
  of period                                           421,765       386,476
                                                    _________   ___________
Cash and short-term investments at end of period    $ 314,297   $   551,267
                                                    =========   ===========

  The accompanying notes are an integral part of these financial statements.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                ________________

1.  Significant Accounting Policies:
    _______________________________

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

2.  Investment in Bankers Life Holding Corporation:
    ______________________________________________

    At December 31, 1992, the Company held direct and indirect common equity interests in Bankers Life Holding Corporation
    (BLHC) totaling approximately 39.9%. Effective March 31, 1993, BLHC completed an initial public offering of 19.55 million shares of its common stock, or an approximate 35.8% interest in BLHC, at $22 per share. Proceeds of the offering, after underwriting expenses, approximated $405 million. Effective the same day, Conseco Capital Partners, L.P. (CCP) announced a plan of dissolution and BLHC common shares held by CCP were subsequently distributed to the respective partners in accordance with that plan. The Company received 2,917,318 shares of BLHC common stock as a result of such distribution, increasing its direct ownership in BLHC common stock to 13,316,168 shares, or approximately 24.4% of BLHC's outstand-ing common shares following the offering. For the three months ended March 31, 1993, the Company reflected a non-operating gain on the BLHC offering totaling $79,459,000, net of deferred income tax expense of $19,917,000, primarily representing the Company's 24.4% equity in the net proceeds of the BLHC offering. The tax expense incurred was at an approximate 20% rate, or lower than the prevailing 34% corporate income tax rate, as a result of a $13.9 million reduction in a deferred tax asset valuation allowance. BLHC utilized a portion of the offering proceeds to redeem certain of its outstanding securities, including $50 million stated value of BLHC preferred stock and $34.7 million principal amount of BLHC junior subordinated notes held by the Company. Because a portion of the purchase price paid for such invest-ments had been allocated to the Company's common equity investments in BLHC, such redemptions resulted in additional gains totaling $8,252,000, which have been included as a component of realized investment gains.

                  I.C.H. CORPORATION AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                            _________________

2.  Investment in Bankers Life Holding Corporation, continued:
    ______________________________________________

    Financial information of BLHC and the Company's carrying value of its investment in BLHC as of June 30, 1993 and December 31, 1992, the fair value of the Company's investment in BLHC as of June 30, 1993 (based on the quoted market value of publicly-traded shares of BLHC common stock at that date), and the Company's equity in the earnings of BLHC for the six months ended June 30, 1993, is as follows (in thousands):

                                              June 30,       December 31,
                                                1993             1992
                                              ________       ____________
    Financial position:
      Invested assets                        $2,449,400       $1,847,000
      Other assets                            1,308,400        1,523,500
      Insurance liabilities                   2,608,500        2,490,200
      Notes payable and other liabilities       666,100          709,300
      Preferred stockholders' equity              --             160,800
      Common stockholders' equity               483,200           10,200
    Results of operations (for period ended):
      Revenues                               $  718,500
      Earnings from operations                   64,300
      Extraordinary loss from early
        debt retirement                          (5,600)
      Net earning attributable to common stock   54,200
    Amounts recorded by the Company:
      Investment in 11% Junior
        Subordinated Debt                    $     --         $   30,551
      Investment in 11% Preferred Stock            --             46,509
      Equity investments in BLHC and CCP         86,030          (35,739)
                                             __________       __________
      Net investment in BLHC and CCP         $   86,030       $   41,321
                                             ==========       ==========
      Equity in operating earnings of BLHC   $   20,539
      Equity in extraordinary losses of BLHC     (1,370)
                                             __________
      Equity in earnings of BLHC             $   19,169
                                             ==========
      Fair value of investment in BLHC       $  304,607
                                             ==========

                        I.C.H. CORPORATION AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

                               _____________________

3.  Notes Payable and Collateralized Mortgage Note Obligations:
    __________________________________________________________

    Notes payable at June 30, 1993 and December 31, 1992, are summarized as follows:

                                                   1993           1992
                                                   ____           ____
                                                     (In Thousands)
    Borrowings under senior secured loan         $  30,000     $  30,000
    16 1/2% Senior Subordinated Debentures
      due 1994                                      49,934       124,910
    11 1/4% Senior Subordinated Notes due 1996     353,207       353,207
    9 1/2% unsecured note payable due 1996          29,200        29,200
    Note payable, interest at prime, due in
      monthly installments through 1999,
      collateralized by aircraft equipment           5,268         5,654
    Mortgage notes payable, 6% to 9.5%, with
      maturities through 2007, collateralized by
      real estate                                      279           322
    Other                                               19            37
                                                  ________      ________
                                                  $467,907      $543,330
                                                  ========      ========

    On March 31, 1993, the Company effected an early redemption of $37.5 million of its 16-1/2% Senior Subordinated Debentures at a price totaling 101.84% of the principal amount redeemed. Such redemption satisfied the Company's January 1994 sinking fund requirement.

    At June 30, 1993, the Company has notes receivable totaling $26,000,000 from an unaffiliated third party, which is collateralized by the Company's note payable in the amount of $20,060,000. The Company has the right to set off its obligation against the notes receivable. In the accompanying balance sheets, the Company's notes receivable have been reflected net of amounts due under the note payable.

    At December 31, 1992, the Company reflected a collateralized mortgage note obligation totaling $157,231,000 payable to its former subsidiary, Bankers Life and Casualty Company (Bank-ers). The obligation was collateralized by certain mortgage-backed securities which had previously been owned by Bankers and which had been placed in a special purpose trust (the Trust) prior to the sale of Bankers on November 9, 1992. The Company retained a residual interest in the securities held in the Trust with a carrying value of $79,715,000 at December 31, 1992. All of the receipts on the securities placed in the Trust were to be applied first to repay the principal and interest at 8-1/2% on the obligation due Bankers. On Febru-ary 5, 1993, the Company completed the sale to unaffiliated parties of collateralized note obligations of the Trust totaling $171,000,000 and utilized $142,092,000 of the proceeds to retire the remaining obligation due Bankers. At June 30, 1993, the Trust's collateralized mortgage note obligations, which are reflected in the Company's financial statements, totaled $133,702,000, consisting of $86,789,000 in obligations bearing interest at the floating LIBOR plus 2-1/2% and $46,913,000 in obligations bearing interest at 8%.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               __________________

4.  Federal Income Taxes:
    ____________________

    The provision (credit) for income taxes on operating earnings
    (loss) consists of the following components:

                                                  Six Months Ended
                                                      June 30,
                                               ___________________________
                                                  1993             1992
                                                  ____             ____
                                                     (In Thousands)
    Current tax expense (credit)               $ (3,624)         $   1,357
    Deferred tax expense (credit)                22,804            (11,164)
                                               ________          _________
                                               $ 19,180          $  (9,807)
                                               ========          =========

    Net unrealized investment gains included in stockholders' equity are reflected net of deferred income taxes totaling
    $38,615,000 and $9,696,000 at June 30, 1993 and December 31,
    1992, respectively.

5.  Commitments, Litigation and Contingent Liabilities:
    __________________________________________________

    The Internal Revenue Service (IRS) has completed its examina-tion of the tax returns of the Company and certain of its subsidiaries for the years 1983 through 1985 and has issued Preliminary Notices of Deficiency to certain companies totaling approximately $17.5 million before interest. Management did not agree with the tax issues involved and, as a result, filed formal protests of the proposed deficiencies with the IRS Office of Appeals. Agreement has subsequently been reached with the IRS in regard to a number of the issues involved and, as a result, management believes the ultimate liability resulting from the proposed deficiencies will not exceed amounts recorded in the Company's financial statements.

    Various lawsuits and claims are pending against the Company and its subsidiaries. Based in part upon the opinion of counsel as to the ultimate disposition of these matters, management believes that the liability, if any, will not be material. See Item 1 in Part II of this Report for a descrip-tion of recent litigation.

6.  Realized Investment Gains (Losses):
    __________________________________

    Following is an analysis of the major components of gains
    (losses) on investments (in thousands):

                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                 ___________________     _________________
                                  1993         1992       1993       1992
                                  ____         ____       ____       ____

    Fixed maturities            $  (327)      $  954    $14,023    $  4,459
    Mortgage-backed securities                  (651)    (1,014)    (44,425)
    Equity securities               (99)         885      6,113       2,261
    Investment in limited
      partnerships               (5,013)                 (5,013)
    Other                          (327)       2,275       (740)      4,482
                                _______       ______    _______    ________
                                $(5,766)      $3,463    $13,369    $(33,223)
                                =======       ======    =======    ========

                      I.C.H. CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                             ___________________

7.  Extraordinary Losses:
    ____________________

    For the six months ended June 30, 1993, the Company reflected an extraordinary loss totaling $690,000, resulting from the premium paid to effect the early redemption of $37.5 million principal amount of the Company's 16-1/2% Senior Subordinated Debentures due 1994. In addition, the Company reflected its equity in the extraordinary loss of BLHC resulting from early retirement of debt totaling $1,370,000. For the six months ended June 30, 1992, the Company reflected extraordinary losses totaling $3,812,000, resulting from the writeoff of deferred loan costs applicable to the portion of the senior secured loan which was prepaid on January 6, 1992 and the costs associated with terminating a related interest rate floor arrangement. The extraordinary losses have been reflected net of the estimated tax effects totaling $700,000 and $1,296,000 in 1993 and 1992, respectively.

8.  Reinsurance:
    ___________

    Effective March 31, 1993, Bankers and a subsidiary of the Company terminated a reinsurance agreement under which Bankers had previously ceded substantially all of its directly underwritten participating life insurance business to the Company's subsidiary. Assets, primarily fixed maturities and cash, with a fair value of approximately $163.6 million were transferred to Bankers and Bankers assumed policy liabilities on the reinsured business totaling $186.2 million. The Company realized a gain on the termination of the reinsurance agreement, net of a $5.5 million deferred gain based on its continuing interest in BLHC, totaling approximately $17.1 million.

9.  Transactions With Consolidated Fidelity Life Insurance Company:
    ______________________________________________________________

    Effective June 15, 1993, the Company purchased shares of preferred stock from an affiliate, Consolidated Fidelity Life Insurance Company (CFLIC), in exchange for certain investments with an estimated fair value of $63 million. CFLIC is a subsidiary of Consolidated National Corporation (CNC) and CNC is also the controlling shareholder of the Company. The purchase of the CFLIC preferred stock was the first step in a series of transactions which have been designed 1) to termi-nate existing reinsurance arrangements under which business written by a subsidiary and a former subsidiary of the Company is reinsured (through an unaffiliated insurer) by CFLIC and
    2) to redeem or retire certain of the Company's securities which are currently held by CFLIC. See Management's Discus-sion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of the anticipated effects of the proposed transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
_______________________________

     During the first six months of 1993, ICH's common stockhold-ers' equity increased to $224.5 million, or $4.69 per share, from $90.0 million, or $1.88 per share at year-end 1992. Total stockholders' equity increased from $419.2 million to $553.8 million. Such increases were primarily attributable to a non-oper-ating gain resulting from the sale of common stock by an equity investee and other unrealized investment gains. ICH also realized a gain from the sale of a block of insurance business and had no significant losses on its remaining investments in mortgage-backed residual interests and interest-only certificates. In addition, ICH reduced its outstanding notes payable by $75.4 million, from $543.3 million at year-end 1992 to $467.9 million at June 30, 1993. The Company repaid $75.0 million principal amount of its 16-1/2% Senior Subordinated Debentures, including $37.5 million repaid through a regular sinking fund installment on January 15, 1993, and $37.5 million called for early redemption on March 31, 1993. As a result of the reduction in notes payable and the increase in stockholders' equity, ICH's debt-to-equity ratio was reduced from 1.3-to-1 at year-end 1992 to .8-to-1 at June 30, 1993. Following is an analysis of the various items affecting ICH's liquidity and capital resources.

     At December 31, 1992, ICH's subsidiaries held direct and indirect common equity interests in Bankers Life Holding Corpora-tion (BLHC) totaling approximately 39.9%. Such interests had been acquired in conjunction with the sale of ICH's subsidiary, Bankers Life and Casualty Company (Bankers) in November 1992 as discussed in ICH's 1992 Annual Report. During the first quarter of 1993, ICH acquired such interests from its subsidiaries. Effective March 31, 1993, BLHC completed an initial public offering of 19.55 million shares of its common stock, or an approximate 35.8% interest in BLHC, at $22 per share. Proceeds of the offering, after underwrit-ing expenses, approximated $405 million. Effective the same day, Conseco Capital Partners, L.P. (CCP) announced a plan of dissolu-tion and BLHC common shares held by CCP were subsequently distrib-uted to the respective partners. ICH received 2,917,318 shares of BLHC common stock as a result of such distribution, increasing its direct ownership in BLHC common stock to 13,316,168 shares, or approximately 24.4% of BLHC's outstanding common shares following the offering. For the three months ended March 31, 1993, ICH reflected an after-tax non-operating gain on the BLHC offering totaling $79,459,000, or $1.66 per share, primarily representing ICH's equity in the net proceeds of the BLHC offering. BLHC utilized a portion of the offering proceeds to redeem certain of its outstanding securities, including $50 million stated value of BLHC preferred stock and $34.7 million principal amount of BLHC junior subordinated notes held by ICH's subsidiaries. Because a portion of the purchase price paid for such investments had been allocated to ICH's common equity investments in BLHC, such redemptions resulted in additional pre-tax investment gain totaling $8,252,000. On an after-tax basis, such gains totaled approxi-mately $5,446,000, and resulted in both operating and non-operating gains from the BLHC offering totaling $84,905,000, or $1.77 per share.

     As a result of ICH's equity in the BLHC offering and its equity in the earnings and unrealized investment gains of BLHC during the first six months of 1993, the carrying value of ICH's investment in BLHC's common equity increased from a negative $(35.7) million at year-end 1992 to a positive $86.0 million at June 30, 1993. In addition, because ICH's ownership in BLHC continued to exceed 20% of BLHC's voting securities, ICH continued to reflect its investment in BLHC on the equity method. As a result, the excess of the fair value of ICH's investment in BLHC over ICH's carrying value was not reflected in ICH's balance sheet or stockholders' equity.

     Following BLHC's offering but also effective March 31, 1993, Bankers and an ICH subsidiary terminated a reinsurance agreement under which Bankers had previously ceded substantially all of its directly underwritten participating life insurance business to ICH's subsidiary. Assets, primarily fixed maturities and cash, with a fair value of approximately $163.6 million were transferred to Bankers and Bankers assumed policy liabilities on the reinsured business totaling approximately $186.2 million. ICH realized a gain on the termination of the reinsurance agreement, net of a $5.5 million deferred gain based on its continuing interest in BLHC, totaling approximately $17.1 million.

     At June 30, 1993 and December 31, 1992, ICH reflected unrealized investment gains of $74,959,000 and $18,823,000, respectively. Following is an analysis of the major components of such unrealized gains (in thousands):

                                                   June 30,     December 31,
                                                     1993           1992
                                                   ________     ____________

Actively managed fixed maturities                  $ 63,826      $  4,268
Equity securities:
  CCP Insurance, Inc.                                28,948        24,123
  Other                                                 191           285
Equity in unrealized gains of limited partnerships:
   Life Partners Group                               15,619
   Other                                              2,179
Equity in unrealized gains of BLHC                    4,101           877
Other                                                (1,290)       (1,034)
                                                   ________       _______
Gross unrealized investment gains                   113,574        28,519
Deferred income taxes at 34%                        (38,615)       (9,696)
                                                   ________       _______
Net unrealized investment gains                    $ 74,959       $18,823
                                                   ========       =======

     The fair value in excess of amortized cost of ICH's actively managed fixed maturities increased from approximately $4.3 million at year-end 1992 to approximately $63.8 million, or 5% over amortized cost, at June 30, 1993. Substantially all of the increase in fair value was related to declines in market interest rates between the two dates. Except as may be required to meet its liquidity require-ments, ICH has no current plans over the near-term to liquidate a significant portion of its actively managed fixed maturity investments to realize such gains. Following is an analysis of gross unrealized investment gains and losses on actively managed fixed maturities as of June 30, 1993 and December 31, 1992 (in thousands):

                                              June 30,    December 31,
                                                1993         1992
                                              ________    ____________

Gross unrealized gains                         $68,620     $  22,661
Gross unrealized losses                         (4,794)      (18,393)
                                               _______     _________
Net unrealized gains                           $63,826     $   4,268
                                               =======     =========

     During the six months ended June 30, 1993, ICH sold 211,925 shares of CCP Insurance, Inc. common stock and realized gains totaling approximately $2.7 million. At June 30, 1993, ICH's subsidiaries continue to hold approximately 2.1 million shares of CCP Insurance common stock with a fair value of approximately $53.2 million.

     During the first quarter of 1993, Life Partners Group (LPG), the holding company formed to acquire certain subsidiaries from ICH in 1990, completed an initial public offering of 15.2 million shares of its common stock, or a 58.5% interest in LPG, at $17 per share. In conjunction with the sale of such subsidiaries, ICH acquired an approximate 31% interest in a partnership, HMC/Life Partners L.P., which, in turn, directly owns approximately 5.1 million shares of LPG common stock. The partnership has no other significant assets or liabilities and ultimately intends to sell its interests in LPG or distribute the LPG shares to its respective partners. Based on an assumed liquidation of the partnership and a distribution of the LPG common stock under provisions of a partnership agreement, ICH would be entitled to receive shares of LPG common stock with a fair value at June 30, 1993, of approxi-mately $20.6 million, or $15.6 million more than the adjusted cost of its investment in the partnership. Accordingly, at June 30, 1993, ICH has reflected an unrealized investment gain based on the successful completion of LPG's offering and ICH's retained interest therein. As discussed later under "Transactions With Consolidated Fidelity Life Insurance Company," the investment in HMC/Life Partners L.P. was transferred to an affiliated company in exchange for preferred stock as the first step in a series of transactions to terminate a reinsurance arrangement with the affiliate.

     LPG utilized a portion of the proceeds from its offering to redeem its 15% preferred stock, including $22.1 million stated value of such preferred stock held by certain of ICH's subsidiar-ies. There were no gains or losses reflected on such redemptions.

     The following table sets forth the carrying value and quality for each of the three categories of fixed maturities as of June 30, 1993, classified in accordance with the grading assigned by Standard & Poor's Corporation (S&P) or, if not rated by S&P, based on ratings assigned by the National Association of Insurance Commissioners, with Class 1 treated as A, Class 2 treated as BBB-, Class 3 treated as BB- and Classes 4, 5 and 6 treated as B and below (in millions):

                                  Held to
             Actively   Held for  Maturity                Percent of  Percent
             Managed    Sale at      at         Total         Total   of Total
Investment   at Fair     Fair     Amortized     Fixed         Fixed   Invested
  Quality     Value      Value       Cost     Maturities   Maturities  Assets
__________   ________   ________  _________   __________   __________ ________

AAA          $  469.6   $ 357.3     $ 24.1     $  851.0        46.4%    29.6%
AA              156.9       1.0       41.2        199.1        10.9      6.9
A               393.8                 17.0        410.8        22.4     14.3
BBB+             86.6                              86.6         4.7      3.0
BBB              69.8                 15.6         85.4         4.7      3.0
BBB-             84.0                              84.0         4.6      2.9
             ________   _______     ______     ________       _____    _____
 Total invest-
  ment grade  1,260.7     358.3       97.9      1,716.9        93.7     59.7
             ________   _______     ______     ________       _____    _____
BB+              30.9                              30.9         1.7      1.1
BB and BB-       26.6                 10.0         36.6         2.0      1.3
B and Below      18.4                 30.4         48.8         2.6      1.7
             ________   _______     ______     ________       _____    _____
 Total non-
  investment-
  grade          75.9                 40.4        116.3         6.3      4.1
             ________   _______     ______     ________       _____    _____
    Total
    fixed
    maturi-
    ties     $1,336.6    $358.3     $138.3     $1,833.2       100.0%    63.8%
             ========    ======     ======     ========       =====    =====


    Fixed maturities classified as held to maturity are principal-ly private placement mortgage-backed securities and other corporate securities and had gross unrealized gains of $2.4 million and gross unrealized losses of $14.3 million as of June 30, 1993.

    The amortized cost and fair value of noninvestment-grade fixed maturities totaled $115.3 million and $108.5 million, respectively, at June 30, 1993.

     As reflected in its year-end 1992 financial statements, ICH held mortgage-backed residual interests and interest-only certifi-cates (IOs) with a carrying value and fair value of $422.7 million. Such year-end values were reflected net of reserves for anticipated losses in 1993 totaling $34.9 million, which had been provided based on the prepayment experience incurred and expected on the mortgage loans underlying such residual interests and IOs through the first three months of 1993. At June 30, 1993, the carrying value and fair value of such investments had declined to $358.3 million as a result of principal repayments. Based on an analysis of subsequent prepayment experience, management believes that the reserves provided at year-end 1992 have been adequate and, as a consequence, ICH did not incur any significant additional losses on its residual interests and IOs during the first six months of 1993.

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

Fixed maturities, held for sale                           $ 195.8
Collateralized mortgage note obligations                   (133.7)
Other liabilities:
  Deferred income and other                                  (6.6)
  Minority interest held by CFLIC                           (45.0)
                                                           ______

ICH net residual interest in the Trust                     $ 10.5
                                                           ======


    The net carrying value of the 75% interests sold by ICH and CFLIC approximated $7.9 million and $33.7 million, respectively.

    Fund America sponsored the formation of a new trust (the New Trust) into which it deposited the purchased securities. Interests in the New Trust aggregating $217 million, or 68.4% of its total outstanding securities, were sold to other unaffiliated parties.
A portion of the sales proceeds were utilized to acquire additional securities which were deposited into the New Trust, including certain securities designed to assure the ultimate return of principal on the interests retained by ICH, its subsidiaries and CFLIC. The remaining proceeds, after underwriting expenses, were utilized to pay a portion of the purchase price for the securities purchased from ICH and its subsidiaries and CFLIC. The remainder of the purchase price was paid by issuing participation certifi-cates representing residual interests in the pool of $101.0 million principal amount of securities placed in the New Trust. The participation certificates received in the transaction were valued for financial reporting purposes at their fair value, assuming an 11% annual return to maturity.

     Before the recognition of gains totaling approximately $14.3 million resulting from the disposal of certain securities utilized to hedge prepayment risks on the mortgage-backed securities, the transactions resulted in losses for ICH and CFLIC totaling approximately $24.1 million. ICH will reflect the effects of these transactions in its third quarter 1993 results. Following is a summary of the effects of the above-described transactions (in millions):

                                             ICH      CFLIC      Total
                                             ___      _____      _____
Investments transferred to Fund America:
  75% interest in the Trust                $  7.9    $33.7       $ 41.6
  Directly-held securities                  137.8     26.5        164.3
                                           ______    _____       ______
    Total                                   145.7     60.2        205.9
                                           ______    _____       ______
Consideration received:
  Cash, net of underwriting expenses         61.5     28.9         90.4
  Participation certificates, at fair value  68.1     23.3         91.4
                                           ______    _____       ______

    Total                                   129.6     52.2        181.8
                                           ______    _____       ______

  Loss before sale of hedge securities      (16.1)    (8.0)       (24.1)
  Gains on sale of hedge securities          11.8      2.5         14.3
                                           ______    _____       ______
  Net loss on transactions                 $ (4.3)   $(5.5)      $ (9.8)
                                           ======    =====       ======

     Management believes that if ICH had continued to hold its portfolio of residual interest and IO mortgage-backed securities, it is highly likely that the recent and continuing decline in market interest rates and the related increase in mortgage loan refinancings would have resulted in significant additional losses. Management further believes the above transactions have signifi-cantly reduced ICH's exposure to principal writedowns resulting from the prepayment risks associated with such investments. While ICH and its subsidiaries will still retain an interest in the securities which were sold, such interest is substantially smaller and has been enhanced in a manner which was designed to assure the ultimate return of principal on the retained interest. Further, because ICH and CFLIC no longer hold a direct or indirect majority interest in the Trust and have not guaranteed any portion of the collateralized mortgage note obligations, the accounts of the Trust will not be consolidated with those of the Company in periods after June 30, 1993.

     The yield on investment assets averaged 7.3% for the six months ended June 30, 1993, as compared to 8.3% for the year ended December 31, 1992. The decline in yields is attributable, in part, to reduced market rate yields between the respective periods and to holding a substantial amount of cash and short-term investments. Cash and short-term investments declined from $421.8 million at year-end 1992 to $314.3 million at June 30, 1993. Because of the BLHC and LPG redemptions which occurred effective March 31, 1993, and liquidity needs, including the termination of the reinsurance agreement with Bankers, the early redemption of $37.5 principal amount of ICH's 16-1/2% Debentures and the pending settlement of various intercompany obligations, ICH and its subsidiaries have maintained larger than optimum levels of cash and short-term investment during the first half of 1993. Management is presently addressing how these short-term funds should be invested over the near term.

     As discussed in ICH's 1992 Annual Report, the claims-paying ratings assigned to certain of ICH's subsidiaries by various nationally recognized statistical rating organizations were recently lowered. In June 1993, Moody's Investors Service Inc. further lowered the rating it had assigned to one of ICH's subsidiaries. Except as discussed below, management believes ICH's subsidiaries have not experienced more than normal policy surren-ders and withdrawals as a result of these ratings downgrades. For the six months ended June 30, 1993, policyholder contract withdraw-als, principally guaranteed investment contracts (GICs), exceeded policyholder contract deposits by approximately $150.9 million. A substantial portion of such withdrawals represented scheduled maturities of GICs which were not reinvested with an ICH subsidiary due to the lowered ratings. Because of its available liquidity and readily marketable securities, the subsidiary encountered no difficulty in meeting its obligations relative to such withdrawals.

     At June 30, 1993, the parent company held cash and short-term investments totaling $53.9 million. ICH, as the parent company, believes that it has sufficient cash and short-term investments with which to meet its debt service and preferred dividend requirements for the remainder of 1993. As discussed in its 1992 Annual Report, ICH's ability to meet such commitments in 1994 is dependent on being able to effect a restructuring or refinancing of its presently outstanding debt obligations or the sale of certain assets.

Transactions With Consolidated Fidelity Life Insurance Company
______________________________________________________________

     Effective June 15, 1993, ICH entered into an agreement (the Agreement) which initiated the process of terminating certain reinsurance arrangements involving an affiliate, Consolidated Fidelity Life Insurance Company (CFLIC). CFLIC is a subsidiary of Consolidated National Corporation (CNC) and CNC is also the controlling shareholder of ICH. The reinsurance arrangements involve certain annuity business with reserves totaling $340.3 million as of June 30, 1993, which was transferred by a subsidiary of ICH, Southwestern Life Insurance Company (Southwestern), to an unaffiliated reinsurer in 1990. The unaffiliated reinsurer, in turn, transferred the business to another CNC subsidiary, Marquette National Life Insurance Company (Marquette). In 1991, Marquette transferred the annuity business to CFLIC.

     The reinsurance arrangements have been under review by the Texas Department of Insurance and, in March 1993, ICH and South-western agreed with the Texas Department that they would, among other things, develop a plan to enhance and diversify the assets supporting the liabilities reinsured by CFLIC, including possibly terminating the reinsurance arrangements by having Southwestern recapture the annuity business. The recapture is subject to negotiations with the unaffiliated reinsurer and approval by the Texas Department.

     CNC and CFLIC agreed to structure the proposed recapture in a manner that will permit ICH to redeem or retire certain of its outstanding securities, provided CFLIC would be allowed to retain certain assets following the recapture. CFLIC holds ICH's senior secured debt, with a current balance of $30 million, which it acquired in 1992 from ICH's bank lenders to help facilitate a planned restructuring. In addition, CFLIC holds approximately $22.2 million stated value of ICH's Series 1984-A Preferred Stock and $7 million stated value of Series 1987-B Preferred Stock.

     CFLIC also intends to terminate another reinsurance arrange-ment under which business written by Bankers is reinsured by CFLIC. Under terms of the Agreement, ICH will be responsible for the negotiation of and will bear any costs associated with both the Southwestern and Bankers recaptures and will manage the affairs of CFLIC and Marquette, including management of their investments, until the recaptures are effected. Upon completion of the recaptures, CFLIC will have no remaining insurance business.

     To facilitate the recaptures of the reinsured business, ICH acquired $63 million in CFLIC preferred stock in exchange for its ownership interest in certain investments with an estimated fair value as of June 15, 1993, of $63 million, including its ownership in a limited partnership (the HMC/Life Partners L.P.) and 83 percent of ICH's ownership interest in I.C.H. Funding Corporation (ICH Funding). ICH Funding is a special purpose entity that was formed in 1992 to hold ICH's residual interest in a pool of mortgage-backed securities acquired from Bankers. The CFLIC preferred stock is non-redeemable and non-voting, with cumulative 6% annual dividends that will be payable in kind until the recaptures are completed. ICH and CFLIC anticipate that the assets received by CFLIC from ICH in consideration for the preferred stock, along with other assets held by CFLIC, including its ownership in Marquette, will be transferred to Southwestern upon recapture of the annuity business. Following the recaptures, CFLIC is obligated to redeem its preferred stock by transferring its ownership in the ICH securities and additional assets to ICH. Upon their receipt, ICH intends to retire the ICH debt and securities.

     For financial reporting purposes, no gain or loss was recog-nized on the transfer of the assets to CFLIC and the cost basis in the CFLIC preferred stock was recorded at ICH's $50 million basis in the assets transferred. The Agreement identifies the specific assets and liabilities plus, subject to certain conditions, an amount in cash that will be retained by CFLIC following the recaptures. All remaining assets held by CFLIC, including the ICH securities, will revert to ICH in redemption of CFLIC's preferred stock. As a consequence, ICH will benefit or suffer the conse-quences to the extent of any appreciation or depreciation in the value of the assets transferred to CFLIC. Accordingly, at June 30, 1993, ICH has accounted for the unrealized appreciation in the HMC/Life Partners L.P. totaling approximately $15.6 million as an unrealized investment gain on the CFLIC preferred stock.

     Because the purchase of the preferred stock and the proposed recapture involves transactions between companies under common control, ICH's Board of Directors retained independent legal counsel, received a valuation of the business being recaptured by an independent actuarial consulting firm and obtained financial advice from an independent investment banking firm.

     Management believes the completion of the transactions with CFLIC will be beneficial for several reasons. In addition to eliminating $30 million in scheduled debt principal requirements, the redemption or retirement of the ICH securities will reduce ICH's interest and preferred dividend requirements by approximately $5.4 million annually. Further, the recapture of the Southwestern annuity business will substantially eliminate the possibility for conflicts of interest by reducing affiliated party transactions between CNC and its subsidiaries and ICH. Management anticipates the series of transactions with CFLIC can be completed on or before December 31, 1993.



         [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Results of Operations:

     On a line-by-line basis in the consolidated statements of earnings (loss), the comparison of current period amounts with historical prior period amounts is significantly affected by the sale of Bankers effective October 31, 1992, as described in the Notes to Financial Statements in ICH's 1992 Annual Report. The following unaudited pro forma statement of earnings (loss) for the three months and the six months ended June 30, 1992, presents information regarding ICH's operating results as though Bankers' pre-tax operating results had been reported under the equity method of accounting beginning January 1, 1992 (in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                  __________________       ________________
                                                1992                   1992
                                  1993           Pro       1993         Pro
                                 Actual         Forma     Actual       Forma
                                 ______         _____     ______       _____
Income:
  Premium income and other
    considerations              $118,213      $109,837   $236,599    $218,334
  Net investment income           43,762        45,984    106,186     100,347
  Realized investment gains
    (losses)                      (5,766)        5,672     13,369     (10,732)
  Equity in earnings of equity
    investees and limited
    partnerships                  12,656         1,406     24,522       3,675
  Other income                     6,699         8,876     33,346      15,495
  Equity in earnings of Bankers                 24,553                 34,238
                                ________      ________   ________    ________
                                 175,564       196,328    414,022     361,357
                                ________      ________   ________    ________
Benefits, expenses and costs:
  Policyholder benefits          102,061       104,839    214,034     210,170
  Amortization of deferred policy
    acquisition costs and present
    value of future profits       14,686        14,612     27,752      29,998
  Other operating expenses        42,837        38,050     91,764      95,883
  Amortization of excess cost      2,402         2,391      4,803       4,782
  Interest expense                17,104        19,363     36,282      38,944
  Earnings attributable to
    participating policyholders      486         1,831      2,519       3,760
                                ________      ________   ________    ________
                                 179,576       181,086    377,154     383,537
                                ________      ________   ________    ________
Operating earnings (loss) before
  income taxes                    (4,012)       15,242     36,868     (22,180)
Income tax expense (credit)        4,464         4,313     19,180      (9,807)
                                ________      ________   ________    ________
Operating earnings (loss)         (8,476)       10,929     17,688     (12,373)

Non-operating gain on sale of
  stock by Bankers Life Holding
  Corporation, net of tax effect                           79,459

Cumulative effect of change in
  accounting principle, net of tax
  effect                                                   (1,812)

Extraordinary losses, net of tax
  effects                          (129)                   (1,360)     (2,516)
                               ________      _________   ________    ________
Net income (loss)                (8,605)        10,929     93,975     (14,889)

Less dividends on preferred
  stock                          (7,700)        (7,700)   (15,400)    (15,400)
                               ________      _________   ________    ________
Net earnings (loss) applicable
  to common stock              $(16,305)     $   3,229   $ 78,575    $(30,289)
                               ========      =========   ========    ========


     To enhance comparability, the historical and pro forma amounts reflected above will be the basis of comparison in Management's
Discussion and Analysis of Results of Operations.

     For the six months ended June 30, 1993, premium income and other considerations increased $18.3 million, or 8%, as compared to the corresponding period in 1992. Following is a summary of premiums by major line of business for each of the respective periods (in thousands):

                                             Six Months Ended June 30,
                                           _____________________________
                                                                  1992
                                              1993                Pro
                                             Actual              Forma
                                             ______              _____
     Individual life and annuity            $ 59,286           $ 62,393
     Individual health                       109,859            108,393
     Group and other                          67,454             47,548
                                            ________           ________
                                            $236,599           $218,334
                                            ========           ========

     ICH's subsidiaries presently derive substantial revenues from their interest-sensitive and universal life products; however, for financial reporting purposes, these types of products are treated as deposit products and, therefore, premiums received are not reflected as a component of premium income. The $19.9 million, or 42%, increase in group and other premium income is primarily attributable to new sales of group health insurance products.

     During the six months of 1993, net investment income increased $5.8 million, or 5.8%, as compared to the corresponding period in 1992. Substantially all of the improvement is attributable to investment earnings on the mortgage-backed securities placed in the Trust in conjunction with the sale of Bankers as discussed in ICH's 1992 Annual Report. Except for approximately $1.3 million of earnings attributable to ICH's residual interest in such trust, the investment income on such securities has been offset in other line items in the consolidated statement of earnings, including interest expense attributable to related collateralized mortgage note obligations, expenses associated with a first quarter 1993 refinancing by the Trust and additional provisions for losses on the securities held in trust.

     Realized investment gains in 1993 totaled $13.4 million, as compared to pro forma losses totaling $10.7 million in 1992. Included in 1993 are $8.2 million of gains resulting from BLHC's redemption of certain of its securities as previously discussed. Other gains in 1993 resulted primarily from the sales of actively managed fixed maturities and equity securities. During the quarter ended June 30, 1993, ICH reflected a $5.0 million total writedown of an investment in a Hicks/Muse limited partnership, which owned a controlling interest in Healthco International, Inc. The investment losses in 1992 were primarily attributable to writedowns of mortgage-backed residual interests and IOs, which resulted from declines in mortgage interest rates and an acceleration of prepayments on the mortgage loans underlying such investments. As previously discussed, at year-end 1992, ICH reflected a provision for losses which were expected to occur relative to such invest-ments during 1993 and, as a consequence, there were no significant losses on these investments in the first six months of 1993.

     Since 1990, ICH has invested a total of $25 million in various partnerships organized by the Hicks/Muse Equity Fund, including $5.0 in the HMC/Life Partners L.P. Substantially all of these investments were made to participate in the potential appreciation resulting from leveraged buyouts and corporate reorganizations, and through June 30, 1993, ICH has reflected unrealized appreciation on certain of these investments totaling $17.8 million. During
June 1993, Healthco filed for bankruptcy protection and, as a result, management determined that it was unlikely that any of the investment in that particular partnership would be recovered. Management is not aware of any other potential writedowns relative to its limited partnership investments and believes, that in the aggregate, these investments will ultimately return attractive risk-adjusted yields.

     Equity in the earnings of equity investees and limited partnerships includes ICH's pro rata share of the operating earnings of BLHC and other investments in limited partnerships which are accounted for by the equity method. Following is an analysis of the components of such earnings (in thousands):

                                    Three Months Ended    Six Months Ended
                                          June 30,           June 30,
                                    __________________    ________________
                                                 1992                 1992
                                    1993         Pro       1993       Pro
                                   Actual        Forma    Actual      Forma
                                   ______        _____    ______      _____
Equity in operating earnings of:
  BLHC                             $ 9,433                $20,539
  Limited partnership investments    3,223       $1,406     3,983     $ 3,675
                                   _______       ______   _______     _______
                                   $12,656       $1,406   $24,522     $ 3,675
                                   =======       ======   =======     =======

     See Note 2 of the Notes to Financial Statements for condensed financial information of BLHC.

     In 1993, other income includes $17.1 million of non-recurring income associated with the termination of a reinsurance agreement between Bankers and an ICH subsidiary as previously discussed. In addition, during the second quarter of 1993, ICH received the first distribution representing its share of the profits of CFSB Corporation (CFSB) totaling $.4 million. As discussed in the 1992 Annual Report, ICH is entitled to receive 13.85% of profit distributions made by CFSB. ICH's stated policy is to reflect earnings only to the extent distributions from CFSB are actually received. Excluding the income from the reinsurance transaction and the CFSB distribution, other income increased from $15.5 million in 1992 to $15.8 million in 1993.

     Policyholder benefits, including earnings attributable to participating policyholders, increased $1.6 million, or less than 1%. Following is a summary of policyholder benefits by major business segment (in thousands):


                                         Six Months Ended June 30,
                                        ___________________________
                                                           1992
                                          1993             Pro
                                         Actual           Forma
                                         ______           _____

       Individual life and annuity      $ 74,539        $ 82,018
       Individual health                  69,092          72,142
       Group and other                    45,978          31,234
       Accumulation products              26,944          28,536
                                        ________        ________
                                        $216,553        $213,930
                                        ========        ========

     Life and annuity benefits decreased approximately $7.5 million, or 9%, a substantial portion of which was attributable to a reduction in credited rates on interest-sensitive life insurance policies between the periods. Individual health benefits decreased slightly, reflecting an improvement in the individual health benefit ratio from 66.6% in 1992 to 62.9%. Group benefits increased approximately $14.7 million, or 47%. Such increase was greater than the 42% increase in group premiums, which resulted in an increase in the group benefit ratio from 65.7% in 1992 to 68.2% in 1993. Benefits related to accumulation products include primarily interest credited to annuity and guaranteed investment contract account balances.

     Other operating expenses decreased approximately $4.1 million from the 1992 period to the 1993 period. Following is a summary of the major items included in other operating expenses (in thou-sands):

                                          Six Months Ended June 30,
                                         ___________________________
                                                               1992
                                           1993                Pro
                                          Actual              Forma
                                          ______              _____
     Non-deferrable commissions           $20,157            $17,727
     General and administrative expenses   58,783             49,458
     Taxes, licenses and fees               8,411             10,898
     Placement fee for collateralized
       mortgage note obligations            4,413
     Litigation settlement                                    17,800
                                          _______            _______
                                          $91,764            $95,883
                                          =======            =======

     Non-deferrable commissions increased primarily as a result of the sale of new group health insurance products. General and administrative expenses increased primarily as a result of the growth in new group business, both in directly underwritten business and administrative services only claims processing. The placement fee in 1993 relates to the refinancing of the Trust's collateralized mortgage note obligations (see Note 3 of the Notes to Financial Statements). The litigation settlement in 1992 related to a class action suit filed by certain policyholders and is addressed in detail in ICH's 1992 Annual Report. ICH has initiated a program to consolidate the operations of its three Texas-based insurance subsidiaries. Management believes the expense savings expected as a result of such consolidation will begin to be realized starting in the third quarter of 1993.

     Interest expense declined $2.7 million, or approximately 7%. Interest expense on long-term notes payable declined $8.0 million, or 21%, primarily reflecting the effect of approximately $219.8 million in debt reductions between the two periods. Offsetting a substantial portion of such interest savings in 1993 was $5.3 million of interest expense relative to collateralized mortgage note obligations. As previously discussed, the collateralized mortgage note obligations arose in conjunction with the sale of Bankers and there was no similar expense item in 1992. As a result of the transactions entered into in July 1993 to reduce the Company's exposure to prepayment risks on certain mortgage-backed securities, the accounts of a special-purpose trust, which includes the collateralized mortgage note obligations and the related interest expense, will no longer be included in ICH's consolidated balance sheet or statement of earnings. As a result, interest expense as reflected in the statement of earnings in subsequent periods is expected to be substantially lower.

     Income tax expense in 1993 represented 52% of pre-tax earnings and an income tax credit in 1992 represented 44% of the pre-tax loss. In both periods, the effective income tax rate differed from the expected 34% rate primarily as a result of amortization of excess cost for which there are no income tax consequences. In 1993, the effective income tax rate also reflects the effect of the sale of an 83% interest in ICH Funding to CFLIC. As a result of such sale, ICH Funding will no longer be included in ICH's consolidated income tax return. In addition, in 1992, certain investment gains were not tax effected because of available capital loss carryforwards.

     At June 30, 1993, ICH reflected an aggregate deferred tax asset, net of valuation allowance, totaling $51.3 million, as compared to $121.0 million at year-end 1992. ICH's deferred tax assets, before valuation allowances, declined 58% from $145.1 million at year-end 1992 to $61.6 million, primarily as a result of an $121.8 million increase in the carrying value of ICH's invest-ment in BLHC, an $82.0 million increase in the carrying value of other invested assets resulting from unrealized appreciation in fair values, and net changes in other temporary differences totaling $33.2 million. A valuation allowance against such deferred tax assets totaling $24.1 million at year-end 1992 had been provided, in part, based on an uncertainty as to ICH's ability to utilize its available capital loss carryforwards. Based on the significant reduction in ICH's deferred tax assets between the periods and management's assessment that the likelihood of ICH's ability to realize its remaining deferred tax assets, specifically its capital loss carryforwards, had been significantly enhanced, the valuation allowance for deferred tax assets of $24.1 million was reduced to $10.2 million at June 30, 1993. This reduction, totaling $13.9 million, has been reflected as a component of the tax provision relative to the non-operating gain recognized on the sale of stock by BLHC and reduced the effective income tax rate on such gain from 34% to 20%.

     In addition to the non-operating gain on the sale of stock by BLHC as previously discussed, ICH recognized a $1.8 million charge, net of $.9 million in deferred taxes, for the cumulative effective to January 1, 1993, of the adoption of Statement of Financial Accounting Standards (SFAS)
No. 106, "Employers' Accounting for Postretirement Benefits
Other than Pensions." ICH had previously provided a liability totaling $20.1 million for postretirement benefits for retirees of certain acquired companies through its purchase accounting relative to such companies. The current period charge reflects the cost of providing postretirement benefits for its remaining employees. ICH also reported extraordinary losses in both periods, all of which were related to early extinguishment of debt. Extraordinary losses, net of tax effects, totaled $1.4 million and $2.5 million in 1993 and 1992, respectively. See Note 7 of the Notes to Financial Statements for additional information regarding such losses.

     As discussed above, the gain from operations for the six months ended June 30, 1993, included a $17.1 million gain resulting from a non-recurring reinsurance transaction. In addition, ICH realized investment gains totaling $13.4 million, including $8.2 million resulting from BLHC's redemption of certain of its securities. The after-tax effect of the above items on earnings totaled approximately $20.1 million as compared to ICH's reported $17.7 million gain from operations before preferred dividend requirements. Including preferred dividend requirements, such items exceeded ICH's gain from operations by $17.8 million. As discussed in its 1992 Annual Report, ICH has been unable to redeploy the proceeds from the sale of Bankers in a manner that would replace the earnings of Bankers. As a consequence, ICH continues to believe that, over the near-term, its operating earnings will be insufficient to cover its interest and preferred dividend requirements. ICH is currently consolidating the opera-tions of its three Texas-based insurance subsidiaries in order to achieve substantial cost savings and further reduced its outstand-ing debt effective March 31, 1993. In addition, management and ICH's investment bankers are presently in the process of exploring opportunities to retire and refinance the most expensive components of its capital structure. Based on actions taken-to-date and barring unforeseen circumstances, management believes the operating results of ICH will meet or exceed its interest and preferred dividend requirements by the fourth quarter of 1993. Notwithstand-ing the anticipated shortfall in operating earnings, management believes that the parent company has sufficient cash and short-term investments to meet its debt service and preferred dividend requirements for the remainder of 1993. See "Liquidity and Capital Resources."

     Exclusive of a $5.0 million unanticipated writedown of a limited partnership investment, results of operations for the second quarter of 1993 were in line with management's expectations. For the three months ended June 30, 1993, ICH incurred a loss from operations before preferred dividend requirements totaling $8.5 million, as compared to an operating gain of $10.9 million in the corresponding quarter in 1992. Realized investment losses in the 1993 second quarter totaled $5.8 million, including the writedown discussed above, as compared to pro forma investment gains of $5.7 million in the 1992 comparable quarter. Exclusive of such invest-ment gains and losses, the operating loss before preferred dividends totaled $2.7 million in the 1993 quarter compared to earnings of $5.2 million in 1992, and, after preferred dividend requirements, the Company incurred an operating loss of $10.4 million in the 1993 quarter compared to an operating loss of $2.5 million in 1992. The decline in such operating earnings reflects primarily the same factors as discussed above relative to year-to-date earnings, including the Company's inability to redeploy the proceeds from the sale of Bankers in a manner that would replace the earnings of Bankers.

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

Change in Corporate Income Tax Rates:
____________________________________

     In August 1993, Congress enacted legislation which raised the federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. The change in the corporate income tax rate is not expected to have a significant effect on the Company's financial position, or results of operations, but does increase the value of the Company's available operating loss and capital loss carryforwards. At June 30, 1993, assuming the enactment of such legislation as of that date, the Company's deferred income tax asset, which takes into consideration these carryforwards, would have increased from $53.5 million to approximately $55.1 million based on the 1% change in the corporate income tax rate. The Company anticipates reflecting the effect of such change in its results for the quarter ended September 30, 1993.

Proposed Accounting Standards:
_____________________________

     In December 1992, the Financial Accounting Standards Board
(FASB) issued SFAS No. 113, "Accounting and Reporting for Reinsur-ance of Short-Duration and Long-Duration Contracts," which changes the accounting and reporting for reinsurance contracts. SFAS No. 113 requires that when a reinsurance contract does not relieve the insurer from the legal liability to its policyholders, ceding insurers must report amounts recoverable from reinsurers as assets rather than as a reduction of the related policyholder liabilities. This statement is required to be adopted in 1993, but is not required for interim financial statements during 1993 in order to give insurance companies time to accumulate the necessary data. At December 31, 1992, ICH had reflected reserve credits for insurance ceded under reinsurance contracts totaling $251.9 million. Under SFAS No. 113, a substantial portion of such amount would be reflected as additional policyholder liabilities, with a corre-sponding asset reflected as amounts recoverable from reinsurers. Management estimates that the adoption of SFAS No. 113 will not otherwise have a material impact on ICH's consolidated financial statements.

     In April 1993, the FASB approved the issuance of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 expands the use of fair value accounting for certain investments in debt and equity securities and will require financial institutions to classify their fixed maturity investments into three categories. Fixed maturity investments that an entity has the positive intent and ability to hold to maturity will be classified as "held to maturity" and will continue to be reported at amortized cost. Fixed maturity and equity investments available for sale, which may or may not be traded before maturity, are to be marked to their current value, with any unrealized gains and losses reported as a separate component of stockholders' equity. Finally, fixed maturities and equity investments held only for trading must be marked to their current value, with any unrealized losses charged to earnings. The proposed accounting standard must be adopted for 1994 financial statements. As a result of the sale of Bankers effective October 31, 1992, and based on management's assessment of ICH's liquidity needs, at year-end 1992, ICH classified its fixed maturity portfolio into three categories, including "held to maturity," "actively managed," and "held for sale." Investments classified in the actively managed category were adjusted to their fair values with unrealized gains and losses reflected as a component of stockholders' equity. Investments classified as held for sale were adjusted to their fair value through a charge to earnings. Management believes that the accounting treatment utilized by ICH at December 31, 1992 and June 30, 1993, closely parallels the new accounting standard and, as a consequence, does not expect that its adoption will have a significant effect on ICH's financial position or results of operations.



     [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  I.C.H. CORPORATION



                                  By:  /s/  John T. Hull
                                      ________________________________
                                      John T. Hull, Executive Vice
                                      President, Treasurer and
                                      Principal Accounting Officer



Date:  May 2, 1994

                         INDEX TO EXHIBITS

EXHIBIT                                                         SEQUENTIAL
  NO.                       DESCRIPTION                           PAGE NO.
_______                     ___________                         ___________
2.6       Stock Purchase Agreement dated October 3, 1989,
          between the Registrant and HMS Acquisition
          Corporation (filed as Exhibit 1 to the Regis-
          trant's Current Report on Form 8-R dated Octo-
          ber 3, 1989, and incorporated herein by refer-
          ence) and amendment thereto (filed as Exhibit
          19.4 to the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1989 and
          incorporated herein by reference) . . . . . . . . .

2.9       Stock Acquisition Agreement dated February 20,
          1992, between the Registrant and Conseco, inc.
          (filed as Exhibit 2.10 to the Registrant's
          Current Report on Form 8-K dated February 20,
          1992 and incorporated herein by reference) and
          amendments thereto (filed as Exhibit 2.15 to the
          Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1991, and as Exhibit 2.16
          of the Registrant's Report on Form 10-Q for the
          quarter ended September 30, 1992, and incorporat-
          ed herein by reference) . . . . . . . . . . . . . .

2.17      Agreement, dated June 15, 1993, among I.C.H.
          Corporation, Consolidated National Corporation
          and Consolidated Fidelity Life Insurance Company
          (filed as Exhibit 2.1 to the Registrant's Current
          Report on Form 8-K dated June 15, 1993 and
          incorporated herein by reference) . . . . . . . . .

10.1      Agreement, dated May 26, 1993, among I.C.H.
          Corporation, Facilities Management Installation,
          Inc. and Phillip E. Allen, relating to the
          Restricted Stock Purchase Agreement, as amended,
          between System Services Group and Phillip E.
          Allen (previously filed as an exhibit to the
          Form 10-Q amended hereby) . . . . . . . . . . . . .

10.2      Retirement/Retainer Agreement, dated May 26,
          1993, among I.C.H. Corporation, Facilities
          Management Installation, Inc. and Phillip E.
          Allen (previously filed as an exhibit to the
          Form 10-Q amended hereby) . . . . . . . . . . . . .

11.1      Computation of Earnings (Loss) Per Share of
          Common Stock on Average Shares Outstanding and
          Fully Diluted Bases for the Three Months and Six
          Months Ended June 30, 1993 and 1992 . . . . . . . .

                                                                 Exhibit 11.1
                     I.C.H. CORPORATION AND SUBSIDIARIES

            COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
              ON AVERAGE SHARES OUTSTANDING AND FULLY DILUTED BASES
                                  (Unaudited)

                   (Dollars in Thousands, Except Per Share Data)

                                   Three Months Ended      Six Months Ended
                                   __________________      ________________
                                   1993          1992      1993        1992
                                   ____          ____      ____        ____
Computation for statements
 of earnings:
   Operating earnings (loss)  $   (8,476)  $   10,929  $   17,688   $  (12,373)
   Less dividends on
     preferred stock              (7,700)      (7,700)    (15,400)     (15,400)
                              __________     ________   _________   __________

   Operating earnings (loss)
     applicable to common
     stock                       (16,176)       3,229       2,288      (27,773)
   Non-operating gain on sale
     of stock by Bankers Life
     Holding Corporation                                   79,459
   Cumulative effect to January 1,
     1993 of change in method of
     accounting for postretirement
     benefits                                              (1,812)
   Extraordinary losses             (129)                  (1,360)      (2,516)
                             ___________   __________   _________   __________
   Net earnings (loss)
     applicable to common
     stock                   $   (16,305)  $    3,229   $  78,575   $ (30,289)
                             ===========   ==========   =========   =========
   Weighted average common
     shares outstanding       47,918,802   48,181,751   47,913,409  48,181,751
                             ===========   ==========   ==========  ==========
   Earnings (loss) per common share:
     Operating earnings
       (loss)                $      (.34)  $      .07   $      .05  $     (.58)
     Non-operating gain on
       sale of stock by
       Bankers Life Holding
       Corporation                                            1.66
     Cumulative effect to
       January 1, 1993 of
       change in method of
       accounting for post-
       retirement benefits                                    (.04)
     Extraordinary losses                                     (.03)       (.05)
                             ___________   __________   __________  __________
     Net earnings (loss)     $      (.34)  $      .07   $     1.64  $     (.63)
                             ===========   ==========   ==========  ==========
Additional computations(A):
  Weighted average common
    shares outstanding        47,918,802   48,181,751   47,913,409  48,181,751
  Incremental common shares
    applicable to common
    stock options based on
    the common stock daily
    average market price
    during the period            873,128     249,090      933,785      349,580
                              __________  __________  ___________  ___________
  Weighted average common
    shares, as adjusted       48,791,930  48,430,841   48,847,194   48,531,331
                              ==========  ==========   ==========   ==========
  Weighted average common
    shares outstanding        47,918,802  48,181,751   47,913,409   48,181,751
  Incremental common shares
    applicable to common
    stock options based on
    the more dilutive of the
    common stock ending or
    daily average market
    price during the period     873,128      249,211      960,635      349,580
  Assumed conversion of
    convertible preferred
    shares                    7,867,466    7,867,542    7,867,466    7,867,542
                             __________  ___________   __________   __________
  Weighted average common
    shares, assuming full
    dilution                 56,659,396   56,298,504   56,741,510   56,398,873
                             ==========   ==========   ==========   ==========
  Net earnings (loss)
    applicable to common
    stock assuming con-
    version of convertible
    preferred stock         $   (12,127)  $    7,407   $   86,931   $  (21,933)
                            ===========   ==========   ==========   ==========

____________________
(A) These calculations are submitted in accordance with Securities Exchange Act of 1934 Release No. 9083, although not required by footnote 2 to paragraph 14 of Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3% or antidilu-tion.

                               (Continued)

                                                               Exhibit 11.1

                    I.C.H. CORPORATION AND SUBSIDIARIES

           COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
             ON AVERAGE SHARES OUTSTANDING AND FULLY DILUTED BASES
                                 (Unaudited)

                 (Dollars in Thousands, Except Per Share Data)

                                   Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                   ___________________    _________________
                                     1993        1992      1993       1992
                                     ____        ____      ____       ____

Additional computations, continued(A):
  Earnings (loss) per common share:
    Average shares outstanding:
      Operating earnings (loss)     $(.33)       $.07     $ .05       $(.58)
      Non-operating gain on sale
        of stock by Bankers Life
        Holding Corporation                                1.63
      Cumulative effect to January 1,
        1993 of change in method of
        accounting for postretire-
        ment benefits                                      (.04)
      Extraordinary losses                                 (.03)        (.05)
                                    _____       ____      _____        _____
      Net earnings (loss)           $(.33)      $.07      $1.61        $(.63)
                                    =====       ====      =====        =====

    Fully diluted, assuming
     conversion of all
     applicable securities:
      Operating earnings (loss)     $(.21)      $.13      $ .19        $(.35)
      Non-operating gain on sale
       of stock by Bankers Life
       Holding Corporation                                 1.39
      Cumulative effect to
       January 1, 1993 of
       change in method of
       accounting for post-
       retirement benefits                                 (.03)
      Extraordinary losses                                 (.02)        (.04)
                                   ______       ____      _____        _____
      Net earnings (loss)          $ (.21)      $.13      $1.53        $(.39)
                                   ======       ====      =====        =====