Form 10-K/A
period 1993-12-31
ICH CORP
filed 1994-05-04
CIK 49588

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                             NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                                        ON WHICH REGISTERED
- - ---------------------------------------------------------  ---------------------------------------------------------
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

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

    This Amendment No. 1 amends Exhibit 10.15 to the Form 10-K of I.C.H. Corporation for the fiscal year ended December 31, 1993, to limit the portions thereof which are omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          I.C.H. CORPORATION

                                          BY:      /s/ ROBERT L. BEISENHERZ

                                             -----------------------------------
                                                    Robert L. Beisenherz
                                                   CHAIRMAN OF THE BOARD,
                                                 CHIEF EXECUTIVE OFFICER AND
                                                          PRESIDENT

                                          Date: May 3, 1994

                               INDEX TO EXHIBITS

    The following documents are incorporated by reference or filed as Exhibits to the Annual Report on Form 10-K of I.C.H. Corporation for the year ended December 31, 1993:

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- - ----------  --------------------------------------------------------------------------------------------  -------------
     2.1    Stock Purchase Agreement dated June 29,1990, among Consolidated National Corporation, Robert
            T. Shaw and Bankers Life and Casualty Company with respect to all outstanding capital stock of Marquette National Life Insurance Company, including Exhibit 1.35 thereto governing the coinsurance relationship between Southwestern Life Insurance Company and Marquette National
            Life Insurance Company (filed as Exhibits 2.1 and 2.3 to the Registrant's Report on Form
            10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).............
     2.2    Coinsurance Annuity Reinsurance Agreement -- October 1, 1990, for Bankers Life and Casualty
            Company (filed as Exhibit 19-1 to Registrant's Current Report on Form 8-K dated November 9,
            1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.11 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1991, and Exhibit
            2.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).......................................................
     2.3    Coinsurance Annuity Retrocession Agreement (Bankers Business) -- October 1, 1990 for
            Marquette National Life Insurance Company (filed as Exhibit 19-2 to the Registrant's Current
            Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.12 to the Registrant's Annual Report on Form 10-K for
            year ended December 31, 1991, and Exhibit 2.12 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1992, and incorporated herein by reference)............
     2.4    Coinsurance Annuity and Supplemental Contract Reinsurance Agreement II -- June 30, 1990, for
            Southwestern Life Insurance Company (filed as Exhibit 19-3 to the Registrant's Current
            Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.13 to the Registrant's Annual Report on Form 10-K for
            year ended December 31, 1991, and Exhibit 2.13 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1992, and incorporated herein by reference)............
     2.5    Coinsurance Annuity and Supplementary Contract Retrocession Agreement II -- June 30, 1990,
            for Marquette National Life Insurance Company (filed as Exhibit 19-4 to the Registrant's
            Current Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.14 to the Registrant's Annual Report on Form 10-K for
            year ended December 31, 1991, and Exhibit 2.14 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1992, and incorporated herein by reference)............
     2.6    Stock Purchase Agreement dated October 3, 1989, between the Registrant and HMS Acquisition
            Corporation (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated October
            3, 1989, and incorporated herein by reference), and the amendment thereto dated March 29,
            1990, (filed as Exhibit 19.4 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1989, and incorporated herein by reference)....................................

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- - ----------  --------------------------------------------------------------------------------------------  -------------
     2.7    Compromise and Settlement Agreement, dated September 1, 1990, relating to the Stock Purchase
            Agreement referenced as Exhibit 2.6 above (filed as Exhibit 2.8 to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)..................................................................................
     2.8    Stock Purchase Agreement dated December 11, 1989, as amended, between the Registrant, Modern
            American Life Insurance Company and Financial Holding Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 29, 1989, and incorporated herein by reference)...............................................................................
     2.9    Stock Acquisition Agreement dated February 20, 1992, between the Registrant and Conseco,
            Inc. (filed as Exhibit 2.10 to the Registrant's Current Report on Form 8-K dated February
            20, 1992 and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.15 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1991, and as
            Exhibit 2.16 of Registrant's Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference).......................................................
     2.10   Stockholders' Agreement, dated November 9, 1992, among Bankers Life Holding Corporation and its initial common stockholders, and the Registrant's assumption thereof (filed as Exhibit
            2.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1992 and incorporated herein by reference)..................................................
     2.11   Letter agreement of the Registrant, dated March 8, 1993, relating to the Coinsurance Annuity
            Reinsurance Agreement referenced as Exhibit 2.2 above (filed as Exhibit 2.15 of the Annual
            Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)..................................................................................
     2.16   Agreement of the Registrant, dated March 10, 1993, relating to the Coinsurance Annuity and
            Supplemental Contract Reinsurance Agreement II referenced as Exhibit 2.4 above (filed as
            Exhibit 2.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
            1992, and incorporated herein by reference).................................................
     2.17   Agreement, dated June 15, 1993, among I.C.H. Corporation, Consolidated National Corporation and Consolidated Fidelity Life Insurance Company (filed as Exhibit 2.1 to the Registrant's
            Current Report on Form 8-K dated June 15, 1993 and incorporated herein by reference)........
     2.18   Amendment to Coinsurance Annuity and Supplemental Contract Reinsurance Agreement II
            referenced as Exhibit 2.4 above (previously filed with the Report on Form 10-K amended hereby).....................................................................................
     2.19   Amendment to Coinsurance Annuity and Supplementary Contract Retrocession Agreement II
            referenced as Exhibit 2.5 above (previously filed with the Report on Form 10-K amended hereby).....................................................................................
     3.1    Restated Certificate of Incorporation of the Registrant (previously filed with Report on
            Form 10-K amended hereby)...................................................................
     3.2    Bylaws of the Registrant, as amended (previously filed with the Report on Form 10-K amended hereby).....................................................................................

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- - ----------  --------------------------------------------------------------------------------------------  -------------
     4.1    Agreement of the Registrant to file long-term debt instruments (filed as Exhibit 4.1 to the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)...........................................................
     4.2    Credit Agreement dated as of September 28, 1990, between Registrant and certain banks party thereto and The Chase Manhattan Bank (National Association), as Agent for such banks (filed as Exhibit 4-1 of Registrant's Current Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 4.3 to the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1990; Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1991; Exhibit 4.8 to
            Registrant's Report on Form 10-Q for quarter ended June 30, 1992; and Exhibit 4.9 to
            Registrant's Report on Form 10-Q for quarter ended September 30, 1992, all of which are incorporated herein by reference)...........................................................
     4.4    Indenture dated as of November 15, 1986 between the Registrant and Mid-America Bank of
            Louisville and Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant's
            Registration Statement of Form S-3, No. 33-9455, and incorporated herein by reference)......
     4.5    Indenture dated as of November 12, 1993, between the Registrant and Mid-America Bank of
            Louisville and Trust Company, as Trustee (previously filed with the Report on Form 10-K amended hereby).............................................................................
     4.6    Subordination Agreement dated November 4, 1986, between the Registrant and Consolidated
            National Successor Corporation (filed as Exhibit 10.33 to the Registrant's Registration
            Statement on Form S-3, No. 33-9455, and incorporated herein by reference)...................
    10.1 *  Management and Consulting Agreement effective January 22, 1985 among the Registrant,
            Consolidated National Corporation and Consolidated National Successor Corporation (filed as
            Exhibit 10.21 to the Registrant's Registration Statement on Form S-14, No. 2-96685, and
            incorporated herein by reference)...........................................................
    10.2 *  Termination Agreement, dated February 11, 1994, between I.C.H. Corporation and Consolidated
            National Corporation relating to the Management and Consulting Agreement referenced as
            Exhibit 10.1 above (previously filed with the Report on Form 10-K amended hereby)...........
    10.3    Agreement dated October 8, 1984 between the Registrant and Robert T. Shaw (filed as Exhibit
            I to Amendment No. 26-1 to the Schedule 13D filed by Consolidated National Successor
            Corporation and certain affiliates relating to shares of the Common Stock of the Registrant and incorporated herein by reference).......................................................
    10.4    Stock Purchase Agreement dated July 31, 1986 between the Registrant and Tenneco Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 31, 1986 and incorporated herein by reference), and the Amendment Agreement dated December 31, 1986 between the Registrant and Tenneco, Inc. (filed as Exhibit 2.2 to the Registrant's Current
            Report on Form 8-K dated December 31, 1986, and incorporated herein by reference)...........

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- - ----------  --------------------------------------------------------------------------------------------  -------------
    10.5 *  Restricted Stock Purchase Agreement, as amended, between System Services Group and Phillip
            E. Allen (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference), and the amendments thereto
            (filed as Exhibit 19.4 to the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1988, and as Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for
            the quarter ended June 30, 1993, and incorporated herein by reference)......................
    10.6 *  Restricted Stock Purchase Agreement, as amended, between System Services Group and John T.
            Hull (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference)..............................
    10.7    Stock Purchase Agreement dated December 19, 1988, among the Registrant, Selig Zises, Jay
            Zises, and Seymour Zises (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K
            dated December 19, 1988, and incorporated herein by reference)..............................
    10.8 *  I.C.H. Corporation Deferred Compensation Plan (filed as Exhibit 10.32 to the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference)..................................................................................
    10.9    Stock Purchase Agreement dated March 27, 1989 between the Registrant and Integrated
            Resources, Inc. (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for
            the year ended December 31, 1988, and incorporated herein by reference).....................
    10.10*  I.C.H. Companies Salaried Employees Severance Pay Plan (filed as Exhibit 10.14 of the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference), as amended by Amendment No. 1 thereto (filed as Exhibit
            10.26 to the Form 10-K of I.C.H. Corporation for the year ended December 31, 1992 and incorporated by reference)..................................................................
    10.11*  Form of Indemnification Agreement relating to certain officers and directors of the
            Registrant (filed as Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)..............................
    10.12*  1990 Stock Option Incentive Plan of Registrant, as amended (filed as Exhibit 19.2 of
            Registrant's Report on Form 10-Q for the quarter ended June 30, 1991, as amended, and incorporated herein by reference) and the form of the stock option certificate (filed as
            Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
            31, 1991 and incorporated herein by reference)..............................................
    10.13   Office Lease between Crow-Kessler-Woodhouse #6 and Facilities Management Installation, Inc.
            (filed as Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1990 and incorporated herein by reference).....................................
    10.14   Lease between Lincoln Property Company No. 375, LTD. and Southwestern Life Insurance
            Company, dated June 28, 1984 (filed as Exhibit 10.21 to the Registrant's Report on Form 10-K
            for the year ended December 31, 1990 and incorporated herein by reference)..................

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- - ----------  --------------------------------------------------------------------------------------------  -------------
    10.15   Data Processing Agreement between the Registrant and Perot Systems Corporation dated
            September 29, 1993 (certain portions of which have been omitted and filed separately with the Securities and Exchange Commission).....................................................
    10.16*  Letter Agreement between John A. Franco and Registrant (filed as Exhibit 10.23 to the
            Registrant's Current Report on Form 8-K dated November 18, 1991, and incorporated herein by reference)..................................................................................
    10.17*  Letter Agreement between Steven B. Bing, Consolidated National Corporation and Registrant
            (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for year ended
            December 31, 1991 and incorporated herein by reference).....................................
    10.19   Agreement of Lease between the Tilles Investment Company and Bankers Life and Casualty
            Company of New York (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K
            for year ended December 31, 1991, and incorporated herein by reference).....................
    10.20   Note of CFSB Corporation payable to Southwestern Life Insurance Company, dated January 25,
            1993 (incorporated by reference to Exhibit 10.21 to the Form 10-K of I.C.H. Corporation for
            the year ended December 31, 1992)...........................................................
    10.21   Loan Agreement between CFSB Corporation and Southwestern Life Insurance Company, dated
            January 25, 1993 (incorporated by reference to Exhibit 10.22 to the Form 10-K of I.C.H.
            Corporation for the year ended
            December 31, 1992)..........................................................................
    10.22   Note of James M. Fail payable to Southwestern Life Insurance Company, dated January 25, 1993
            (incorporated by reference to Exhibit 10.23 to the Form 10-K of I.C.H. Corporation for the
            year ended December 31, 1992)...............................................................
    10.23   Loan Agreement between James M. Fail and Southwestern Life Insurance Company, dated January
            25, 1993 (incorporated by reference to Exhibit 10.24 to the Form 10-K of I.C.H. Corporation
            for the year ended
            December 31, 1992)..........................................................................
    10.24   Intercreditor Agreement between Southwestern Life Insurance Company and Consolidated
            Fidelity Life Insurance Company, dated January 25, 1993 (incorporated by reference to
            Exhibit 10.25 to the Form 10-K of I.C.H. Corporation for the year ended December 31,
            1992).......................................................................................
    10.25   The Assignment and Grant of Option executed by Consolidated Fidelity Life Insurance Company and Registrant effective as of May 21, 1992 (filed as Exhibit 38-1 to Amendment No. 38 to
            Schedule 13D filed by Consolidated National Corporation relating to the Common Stock of
            Registrant and incorporated herein by reference)............................................
    10.26*  Form of agreement entered into by the Registrant, Facilities Management Installation, Inc.
            and each of Phillip E. Allen, John T. Hull and W. Sherman Lay (incorporated by reference to
            Exhibit 10.30 to the Form 10-K of I.C.H. Corporation for the year ended December 31,
            1992).......................................................................................
    10.27   Letter agreements between the Registrant and Consolidated National Corporation, dated March
            29, 1993 and November 9, 1992 (incorporated by reference to Exhibit 10.31 to the Form 10-K of I.C.H. Corporation for the year ended December 31, 1992).................................

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- - ----------  --------------------------------------------------------------------------------------------  -------------
    10.28*  Retirement/Retainer Agreement, dated May 26, 1993, among I.C.H. Corporation, Facilities
            Management Installation, Inc. and Phillip E. Allen (incorporated by reference to Exhibit
            10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
            1993).......................................................................................
    10.29   Agreement, dated September 11, 1993, between I.C.H. Corporation and Conseco, Inc.
            (incorporated by reference to Exhibit 4 to Amendment No. 1 to the Schedule 13D relating to the common stock of Bankers Life Holding Corporation, filed by I.C.H. Corporation,
            Consolidated National Corporation, Robert T. Shaw and C. Fred Rice, dated September 15,
            1993).......................................................................................
    10.30   Agreement, dated September 11, 1993, between I.C.H. Corporation and Bankers National Life
            Insurance Company (incorporated by reference to Exhibit 5 to Amendment No. 1 to the Schedule
            13D relating to the common stock of Bankers Life Holding Corporation, filed by I.C.H.
            Corporation, Consolidated National Corporation, Robert T. Shaw and C. Fred Rice, dated
            September 15, 1993).........................................................................
    10.31   Letter agreement, dated September 11, 1993, among I.C.H. Corporation, Conseco, Inc. and
            Bankers Life Holding Corporation (incorporated by reference to Exhibit 6 to Amendment No. 1 to the Schedule 13D relating to the common stock of Bankers Life Holding Corporation, filed by I.C.H. Corporation, Consolidated National Corporation, Robert T. Shaw and C. Fred Rice,
            dated September 15, 1993)...................................................................
    10.32   Stock Purchase Agreement, dated January 15, 1994, among Consolidated National Corporation,
            Consolidated Fidelity Life Insurance Company, Robert T. Shaw, C. Fred Rice, I.C.H.
            Corporation and Torchmark Corporation (incorporated by reference to Exhibit No. 1 of the
            Form 8-K of I.C.H. Corporation dated January 15, 1994), as amended (incorporated by reference to Exhibit 10 of the Form 8-K of I.C.H. Corporation dated February 11, 1994)......
    10.33   Stock Purchase Agreement, dated January 15, 1994, among Consolidated National Corporation,
            Consolidated Fidelity Life Insurance Company, Robert T. Shaw, C. Fred Rice, I.C.H.
            Corporation and Stephens Inc. (incorporated by reference to Exhibit No. 2 of the Form 8-K of
            I.C.H. Corporation dated January 15, 1994)..................................................
    10.34   Letter from I.C.H. Corporation to Robert T. Shaw effective January 15, 1994 (previously filed with the Report on Form 10-K amended hereby)..........................................
    10.35   Letter, dated January 15, 1994, from I.C.H. Corporation to Robert T. Shaw (incorporated by reference to Exhibit No. 5 of the Registrant's Current Report on Form 8-K dated January 15,
            1994).......................................................................................
    10.36   Letter, dated January 15, 1994, from I.C.H. Corporation to Consolidated National Corporation
            (incorporated by reference to Exhibit No. 6 of the Registrant's Current Report on Form 8-K
            dated January 15, 1994).....................................................................
    10.37*  Independent Contractor and Services Agreement, dated February 11, 1994, between I.C.H.
            Corporation and Robert T. Shaw (incorporated by reference to Exhibit No. 7 of the
            Registrant's Current Report on Form 8-K dated February 11, 1994)............................

 EXHIBIT                                                                                                   SEQUENTIAL
   NO.                                              DESCRIPTION                                             PAGE NO.
- - ----------  --------------------------------------------------------------------------------------------  -------------
    10.38*  Independent Contractor and Services Agreement, dated February 11, 1994, between I.C.H.
            Corporation and C. Fred Rice (incorporated by reference to Exhibit No. 8 of the Registrant's
            Current Report on Form 8-K dated February 11, 1994).........................................
    10.39   Mutual Release, dated February 11, 1994, among I.C.H. Corporation and Consolidated National
            Corporation, Robert T. Shaw, C. Fred Rice and Edward J. Carlisle (incorporated by reference to Exhibit No. 9 of the Form 8-K of I.C.H. Corporation dated February 11, 1994).............
    10.40*  Form of Agreement entered into by I.C.H. Corporation and certain of its employees, including
            John T. Hull and W. Sherman Lay (previously filed with the Report on Form 10-K amended hereby).....................................................................................
    10.41   Stock Purchase Agreement, dated January 15, 1994, between Consolidated National Corporation and I.C.H. Corporation (incorporated by reference to Exhibit No. 3 of the Form 8-K of I.C.H.
            Corporation dated January 15, 1994).........................................................
    10.42   Amendments to Office Lease referenced as Exhibit 10.13 above (previously filed with the
            Report on Form 10-K amended hereby).........................................................
    11.1    Computation of Earnings (Loss) Per Share of Common Stock on Average Shares Outstanding and
            Fully Diluted Bases (previously filed with the Report on Form 10-K amended hereby)..........
    12.1    Computation of Ratios of Consolidated Earnings to Fixed Charges and Preferred Dividends
            (Unaudited) (previously filed with the Report on Form 10-K amended hereby)..................
    22.1    List of Subsidiaries of Registrant (previously filed with the Report on Form 10-K amended hereby).....................................................................................
    23.1    Consent of Coopers & Lybrand (previously filed with the Report on Form 10-K amended hereby).....................................................................................

- - ------------------------
    *MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED PURSUANT TO ITEM 14(C) OF THIS REPORT.