Form 10-Q
period 1994-03-31
ICH CORP
filed 1994-05-16
CIK 49588

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
(Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended              March 31, 1994

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

                Class and Title of             Shares Outstanding
                  Capital Stock                as of May 13, 1994
                __________________             __________________
     Common Stock, $1.00 Par Value                47,834,739




Index to Exhibits appears on pages 25-26.

                       I.C.H. CORPORATION

                            FORM 10-Q

                              INDEX



                                                          Page(s)
                                                          _______

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Consolidated Balance Sheets at March 31, 1994
          and December 31, 1993                               3

        Consolidated Statements of Earnings (Loss)
          for the Three Months Ended March 31, 1994
          and 1993                                            4

        Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1994 and 1993          5

        Notes to Financial Statements                        6-10

     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11-21

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                              22

     Item 2.  Changes in Securities                          23

     Item 6.  Exhibits and Reports on Form 8-K               23

Index to Exhibits                                           25-27

                      PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    I.C.H. CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                               March 31,     December 31,
     ASSETS                                       1994           1993
                                                _________    ____________
                                                  (In Thousands)
Investments:
  Fixed maturities:
    Available for sale at fair value          $1,638,241      $1,691,693
    Held to maturity at amortized cost            25,972          26,149
  Equity securities, at fair value                75,757          75,831
  Mortgage loans on real estate,
    at amortized cost                            124,841         138,504
  Real estate, at lower of cost or fair value     67,100          67,491
  Policy loans                                   176,743         177,736
  Collateral loans                                31,048          34,099
  Investments in limited partnerships             42,593          43,640
  Cash and short-term investments                301,382         366,922
  Other invested assets                           28,097          16,058
                                              __________      __________
     Total investments                         2,511,774       2,638,123
Due from reinsurers                              381,407         388,083
Notes and accounts receivable and
  uncollected premiums                            12,344           6,951
Accrued investment income                         28,020          31,633
Deferred policy acquisition costs                192,494         168,525
Present value of future profits of
  acquired business                               49,415          50,705
Deferred income tax asset                         62,566          53,033
Excess cost of investments in subsidiaries
  over net assets acquired, net of
  accumulated amortization                       305,231         307,604
Other assets                                      55,251          47,999
Assets held in separate accounts                   5,061           5,207
                                              __________      __________
                                              $3,603,563      $3,697,863
                                              ==========      ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Insurance liabilities:
  Future policy benefits and other
    policy liabilities                        $  928,310      $  927,303
  Universal life and investment
    contract liabilities                       1,667,980       1,684,396
Notes payable:
  Due within one year                             34,548          34,546
  Due after one year                             383,229         383,435
Federal income taxes currently payable            27,002          29,015
Other liabilities                                136,880         138,791
Liabilities related to separate accounts           5,061           5,207
                                              __________      __________
                                               3,183,010       3,202,693
                                              __________      __________
Stockholders' equity:
  Preferred stock                                229,239         229,239
  Common stock                                    71,701          71,594
  Common stock, Class B                                              100
  Additional paid-in capital                     155,495         155,499
  Net unrealized investment gains (losses),
    net of deferred income taxes in 1993         (45,145)         20,458
  Retained earnings                               63,332          71,833
                                              __________      __________
                                                 474,622         548,723
  Notes receivable collateralized
    by common stock                               (1,745)         (1,729)
  Treasury stock, at cost                        (52,324)        (51,824)
                                              __________      __________
                                                 420,553         495,170
                                              __________      __________
                                              $3,603,563      $3,697,863
                                              ==========      ==========

The accompanying notes are an integral part of these financial statements.

                    I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                   (In Thousands, Except Per Share Data)
                                (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                             __________________________
                                                  1994           1993
                                                _________      ________
                                                              (Restated)
Income:
  Premium income and other
    considerations                           $   116,574     $   118,386
  Net investment income                           30,007          62,424
  Realized investment gains                          674          19,135
  Equity in earnings (losses) of equity
    investees and limited partnerships               412          11,866
  Gain on sale of stock by Bankers Life
    Holding Corporation                                           99,376
  Other income                                     2,499          26,647
                                             ___________     ___________
                                                 150,166         337,834
                                             ___________     ___________
Benefits, expenses and costs:
  Policyholder benefits                           90,685         114,006
  Amortization of deferred policy
    acquisition costs and present
    value of future profits                       12,293          13,066
  Other operating expenses                        37,480          48,927
  Amortization of excess cost                      2,398           2,401
  Interest expense                                12,445          19,178
                                             ___________     ___________
                                                 155,301         197,578
                                             ___________     ___________
Operating earnings (loss) before
  income taxes                                    (5,135)        140,256
Income tax expense (credit)                         (958)         34,633
                                             ___________     ___________

Operating earnings (loss)                         (4,177)        105,623

Cumulative effect to January 1, 1993 of
  change in method of accounting for
  postretirement benefits, net of tax effect                      (1,812)

Extraordinary losses, net of tax effect                           (1,231)
                                             ___________     ___________

Net earnings (loss)                               (4,177)        102,580

Less dividends on preferred stock                 (4,325)         (7,700)
                                             ___________     ___________

Net earnings (loss) applicable to
  common stock                               $    (8,502)    $    94,880
                                             ===========     ===========

Weighted average shares outstanding           47,878,690      47,908,225
                                             ===========     ===========

Earnings (loss) per common share:
Primary:
  Operating earnings (loss)                  $      (.18)    $      2.05
  Cumulative effect to January 1, 1993
    of change in method of accounting
    for postretirement benefits                                     (.04)
  Extraordinary losses                                              (.03)
                                             ___________     ___________
    Net earnings (loss)                      $      (.18)    $      1.98
                                             ===========     ===========

Fully diluted:
  Operating earnings (loss)                  $      (.18)    $      1.79
  Cumulative effect to January 1, 1993
    of change in method of accounting
    for postretirement benefits                                     (.03)
  Extraordinary losses                                              (.02)
                                             ___________     ___________
    Net earnings (loss)                      $      (.18)    $      1.74
                                             ===========     ===========

The accompanying notes are an integral part of these financial statements.

                    I.C.H. CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 1994 and 1993
                              (In Thousands)
                                (Unaudited)

                                                  1994            1993
                                                  ____            ____
                                                               (Restated)
Cash flows from operating activities:
  Operating earnings (loss)                  $    (4,177)    $   105,623
  Items not requiring (providing) cash:
    Adjustments related to universal life and
      investment products:
        Interest credited to account balances      4,502          33,026
        Charges for mortality and administration (17,587)        (18,376)
    Depreciation and amortization                  4,056           3,820
    Increase in future policy benefits               483           3,306
    Decrease (increase) in deferred policy
      acquisition costs                              (30)          2,708
    Increase (decrease) in currently payable
      income taxes                                (2,013)          5,595
    Decrease (increase) in deferred income
      taxes                                       (1,280)         40,801
    Increase in policy liabilities, other
      policyholder funds, accounts payable
      and accrued expenses                        10,012             156
    Decrease (increase) in notes and accounts
      receivable and accrued investment income      (920)          1,363
    Increase (decrease) in asset valuation
      allowances                                     (13)          1,352
    Equity in earnings of equity investees and
      limited partnerships                          (412)        (11,866)
    Gain on termination of reinsurance                           (17,117)
    Gain on sale of stock by Bankers Life
      Holding Corporation                                        (99,376)
    Other, net                                     5,848          (3,023)
                                             ___________     ___________
      Net cash provided (used) by operating
        activities                                (1,531)         47,992
                                             ___________     ___________

Cash flows from investing activities:
  Sales and maturities of long-term invested
    assets                                       283,667         522,927
  Purchases of fixed maturities                 (284,376)       (342,692)
  Purchases of other long-term
    invested assets                              (47,519)        (50,060)
                                             ___________     ___________
      Net cash provided (used) by investing
        activities                               (48,228)        130,175
                                             ___________     ___________

Cash flows from financing activities:
  Proceeds of collateralized mortgage note
    obligations                                                  171,000
  Policyholder contract deposits                  42,374          46,195
  Policyholder contract withdrawals              (48,851)       (166,146)
  Principal payments on notes payable               (204)        (37,686)
  Early retirement of subordinated debt                          (38,190)
  Principal payments on collateralized mortgage
    note obligations                                            (172,245)
  Purchase of common stock for treasury             (500)
  Dividends on preferred shares                   (4,325)         (7,700)
  Other                                           (4,275)
                                             ___________     ___________

      Net cash provided (used) by financing
        activities                               (15,781)       (204,772)

                                             ___________     ___________
Net decrease in cash and short-term
  investments                                    (65,540)        (26,605)
Cash and short-term investments at
  beginning of period                            366,922         421,765
                                             ___________     ___________
Cash and short-term investments at
  end of period                              $   301,382     $   395,160
                                             ===========     ===========

The accompanying notes are an integral part of these financial statements.

               I.C.H. CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________

1.   SIGNIFICANT ACCOUNTING POLICIES:

     The financial information included herein was prepared in conformity with generally accepted accounting principles, and such principles were applied on a basis consistent with those reflected in the 1993 Annual Report to Shareholders.

     The information furnished includes all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The disclosures in the notes presume that the users of the interim financial information have read or have access to the audited financial statements included in the 1993 Annual
     Report to Shareholders.

     For the three months ended March 31, 1993, the Company had previously reported a non-operating gain totaling $79,459,000, net of deferred income tax effects, representing the Company's equity in the proceeds of a common stock offering by the Company's then-equity investee, Bankers Life Holding Corporation (BLHC). On September 30, 1993, the Company sold its investment in BLHC to Conseco, Inc. (Conseco) and one of Conseco's subsidiaries for $287,639,000. Upon the sale of the investment in BLHC, the Company reclassified its previously reported non-operating gain as a component of operating earnings and, as a result of the reclassification, revenues were increased by $99,376,000 to reflect the pre-tax gain resulting from BLHC's stock offering and income tax expense was increased $19,917,000 to reflect the tax effects associated with such gain. The accompanying financial statements for the three months ended March 31, 1993, have been restated to reflect such reclassification. As a result of the reclassification, primary operating earnings per common share for the three months ended March 31, 1993, increased from $.39 to $2.05 and fully diluted operating earnings per common share increased from $.40 to $1.79. The reclassification had no effect on reported net earnings or net earnings per common share.

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

     Previously reported amounts for 1993 have, in some instances, been reclassified to conform to the 1994 presentation.

2.   INVESTMENT IN BANKERS LIFE HOLDING CORPORATION:

     The Company continued to reflect its equity in the earnings of BLHC through the date of sale. Following are unaudited condensed statement of financial results for BLHC for the three months March 31, 1993 and the Company's equity in such results as reflected in its consolidated statement of earnings (in thousands):

               I.C.H. CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________

2.   INVESTMENT IN BANKERS LIFE HOLDING CORPORATION, continued:

   Bankers Life Holding Corporation:
     Revenues                                      $   354,700
     Earnings from operations                           29,800
     Extraordinary loss from early debt retirement      (4,800)
     Net earnings attributable to common stock          20,500

   Amounts recorded by the Company:
     Equity in operating earnings of BLHC          $    11,106
     Equity in extraordinary losses of BLHC             (1,175)
                                                   ___________
     Equity in earnings of BLHC                    $     9,931
                                                   ===========

3. NOTES PAYABLE:

   Notes payable at March 31, 1994 and December 31, 1993, are summarized as follows:

                                                 1994         1993
                                                 ____         ____
                                                   (In Thousands)
   Borrowings under senior secured loan       $   30,000   $   30,000
   11 1/4% Senior Subordinated Notes due 1996    266,101      266,101
   11 1/4% Senior Subordinated Notes
     due 2003                                     91,161       91,161
   9 1/2% unsecured note payable due 1996         25,550       25,550
   Note payable, interest at prime, due in
     monthly installments through 1999,
     collateralized by aircraft equipment          4,668        4,872
   Other                                             297          297
                                              __________   __________
                                              $  417,777   $  417,981
                                              ==========   ==========

     At March 31, 1994, the Company has notes receivable totaling $26,500,000 from an unaffiliated third party, which is collateralized by the Company's note payable with a carrying value of $20,505,000. The Company has the right to set off its obligation against the notes receivable. In the accompanying balance sheets, the Company's notes receivable have been reflected net of amounts due under the note payable.

4.   FEDERAL INCOME TAXES:

     The provision (credit) for income taxes on operating earnings
     (loss) consists of the following components:

                                            Three Months Ended
                                                  March 31,
                                          ______________________

                                             1994         1993
                                             ____         ____
                                             (In Thousands)
   Current tax expense (credit)          $     322    $  (6,168)
   Deferred tax expense (credit)            (1,280)      40,801
                                         _________    _________
                                         $    (958)   $  34,633
                                         =========    =========

               I.C.H. CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________


4. FEDERAL INCOME TAXES, continued:

   Net unrealized investment gains included in stockholders' equity at December 31, 1993, are reflected net of deferred income taxes totaling $8,226,000. Net unrealized investment losses included in stockholders' equity at March 31, 1994, have not been tax effected because of the uncertainty as to the Company's ability to generate capital gains in an amount sufficient to offset the unrealized capital losses.

5. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES:

   The Company and its subsidiaries have been under examination by the Internal Revenue Service (IRS) for the tax years 1983 through 1992. The IRS has completed its examination for the years 1983 through 1985 and had previously issued Preliminary Notices of Deficiencies totaling approximately $17.5 million, before interest. The Company protested such assessed deficiencies and subsequently reached an agreement with the IRS under which the Company and certain of its subsidiaries will incur approximately $4.6 million of additional taxes and interest. The IRS has not completed its examination for the years 1986 through 1992 and therefore has not issued Notices of Deficiencies for those years. Management believes that the ultimate liability for additional taxes and interest for these later years will not exceed amounts recorded in the Company's financial statements.

   Modern American Life Insurance Company (Modern) is a defendant in a class action lawsuit filed on or about May 14, 1993 in the Circuit Court of Jackson County, Missouri, styled WILLIAM D. CASTLE, ET AL. V. MODERN AMERICAN LIFE INSURANCE COMPANY (the Castle case). The suit purports to be brought on behalf of a class of persons who own what plaintiffs denominate as charter contracts, issued by life insurance companies merged into or acquired by Modern and its predecessors. The suit alleges breach of contract, and seeks declaratory judgment, costs, expenses and such other relief as the Court deems appropriate. As an alternative, the suit seeks rescission. I.C.H. Corporation was added as a defendant to the CASTLE case by an amended petition, filed February 16, 1994, alleging that the Company should be liable for any judgment against Modern through either disregarding Modern's corporate existence or finding tortious interference by the Company with plaintiff's contracts with Modern. The Company has filed a motion to dismiss the amended petition which currently is pending.

   On or about October 12, 1993, the plaintiffs in the CASTLE case also filed a lawsuit in the Circuit Court of Cole County, Missouri, naming Modern American and the Director of the Missouri Department of Insurance (the Missouri Director) as defendants. The second lawsuit, styled ROBERT J. MEYER, ET AL.
   V. JAY ANGOFF, DIRECTOR OF THE MISSOURI DEPARTMENT OF INSURANCE AND MODERN AMERICAN LIFE INSURANCE COMPANY (the MEYER case), is an appeal from the regulatory proceedings before the Missouri Department of Insurance, by which Modern received regulatory approvals required for it to participate in a restructuring of the Company's insurance holding company organization. The restructuring was completed on or about September 29, 1993. The plaintiffs in the MEYER case are seeking reversal or remand of the Director's order of approval, declaratory judgment and such other relief

               I.C.H. CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________


5. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES, continued:

   to which they claim they are entitled. The Cole Circuit Court has determined that it will review the Missouri Department's decision on the record pursuant to Missouri's administrative procedure act.

   Modern believes it has meritorious defenses to both the CASTLE and MEYER cases and intends to defend both cases vigorously.

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

6. REALIZED INVESTMENT GAINS (LOSSES):

   Following is an analysis of the major components of gains
   (losses) on investments (in thousands):

                                            Three Months Ended
                                                 March 31,
                                           _____________________
                                               1994      1993
                                               ____      ____
   Fixed maturities                         $  2,020  $ 14,350
   Mortgage-backed
     securities                                         (1,014)
   Equity securities                          (1,224)    6,211
   Other                                        (122)     (412)
                                            ________  ________
                                            $    674  $ 19,135
                                            ========  ========

7.   EXTRAORDINARY LOSSES:

     For the three months ended March 31, 1993, the Company reflected an extraordinary loss totaling $690,000, resulting from the premium paid to effect the early redemption of $37.5 million principal amount of the Company's 16 1/2% Senior Subordinated Debentures due 1994. In addition, the Company reflected its equity in the extraordinary loss of BLHC resulting from early retirement of debt totaling $1,175,000. The extraordinary losses have been reflected net of the estimated tax effects totaling $634,000.

8.   TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE
     COMPANY:

     Effective June 15, 1993, the Company purchased shares of preferred stock from an affiliate, Consolidated Fidelity Life Insurance Company (CFLIC), in exchange for certain investments with an estimated fair value of $63 million. CFLIC is a subsidiary of Consolidated National Corporation (CNC) and CNC was also the then-controlling shareholder of the Company. The purchase of the CFLIC preferred stock was the first step in a series of transactions which are designed 1) to terminate existing reinsurance arrangements under which business written by a subsidiary and a former subsidiary of the Company is

               I.C.H. CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________


8.   TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE
     COMPANY, continued:

     reinsured (through an unaffiliated insurer) by CFLIC and 2) to redeem or retire certain of the Company's securities which are currently held by CFLIC. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of the anticipated effects of the proposed transactions.

9.   CHANGE IN CONTROL:

     On February 11, 1994, the Company purchased all of the 100,000 shares of its Class B Common Stock held by CNC for total cash consideration of $500,000. The Class B Common Stock had entitled CNC to elect 75% of the Company's Board of Directors. Upon the purchase, the Class B shares were automatically converted into an identical number of shares of Common Stock and at March 31, 1994, have been reflected as Treasury Shares. Concurrently with the purchase of such stock, the Company entered into Independent Contractor and Services Agreements (Services Agreements) with Robert T. Shaw and C. Fred Rice, the controlling shareholders of CNC. The Services Agreements provide for a lump sum payment to Messrs. Shaw and Rice totaling $2 million as of the closing date and additional payments totaling $8,575,000 over a ten-year period. In addition, the Company agreed to provide customary employee benefits to Messrs. Shaw and Rice and their dependents. In the event of the deaths of Messrs. Shaw or Rice, any amounts not previously paid under the Services Agreements will become immediately payable to their estates. In consideration for the Services Agreements, Messrs. Shaw and Rice agreed that they would attempt to identify business opportunities in the insurance industry which may be suitable for the Company and to consult with the Company regarding such other matters as the Company may reasonably request. In addition, Mr. Rice continues to serve as an executive officer of the Company and, if re-elected, will continue to serve on the Company's Board of Directors. The Services Agreements replaced a management and consulting contract with CNC that provided for annual payments to CNC totaling $2 million. In addition, Mr. Shaw was granted an option to acquire certain aircraft equipment currently owned by the Company at its depreciated book value. The Company provided a liability for the present value of amounts payable under the Services Agreements totaling $9,050,000 in its financial statements for the year ended December 31, 1993.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

     On February 11, 1994, ICH purchased all of the 100,000 shares of its Class B Common Stock from Consolidated National Corporation
(CNC) for total cash consideration of $500,000. The Class B Common Stock had entitled CNC to elect 75% of ICH's Board of Directors and, by virtue of such voting power, CNC was considered to be ICH's controlling shareholder. The Class B shares were automatically converted into an identical number of shares of ICH Common Stock, which at March 31, 1994, have been reflected as Treasury Shares.
As a result of the repurchase, and subsequent conversion, ICH is no longer authorized to issue Class B Common Stock and all references in ICH's Certificate of Incorporation to the Class B Common Stock have been eliminated. Concurrent with the repurchase of the Class B Common Stock, Stephens Inc. (Stephens) and Torchmark Corporation (Torchmark) purchased 4,457,000 shares and 4,667,000 shares, respectively, of ICH Common Stock from CNC, which reduced CNC and its subsidiaries' holding in ICH Common Stock to approximately 1,620,000 shares, or 3.4% of ICH's presently outstanding shares. Additional information regarding the repurchase of the Class B Common Stock and other terms of the transaction are included in
Note 9 of the Notes to Financial Statements in this Form 10-Q and ICH's 1993 Annual Report to Shareholders. Management believes the repurchase of the Class B Common Stock is significant for various reasons. Most importantly, management believes that ICH's access to both debt and equity capital markets has been limited because of the control position held by CNC through the Class B Common Stock, and that the repurchase and conversion of the Class B Common Stock and considerable reduction in CNC's holdings of ICH Common Stock could ultimately enhance ICH's ability to refinance its currently outstanding debt. In May 1994, ICH engaged Stephens, an investment banking firm, to conduct a review of ICH in order to provide advice and recommendations to ICH's Board of Directors concerning ICH's strategic plans. See "Transactions With Consolidated Fidelity Life Insurance Company" below for a summary of the terms and the current status of a proposed transaction involving CNC's subsidiary and the Company.

     During the three months ended March 31, 1994, ICH experienced a significant decline in the fair value of its available for sale fixed maturity investments, primarily as a result of increases in market interest rates. Because such securities are reflected at their fair value for financial reporting purposes, the decline in fair value, coupled with an operating loss in the 1994 first quarter, had a significant impact on stockholders' equity and book value per common share. Common stockholders' equity declined $74.6 million, from $265.9 million, or $5.55 per share, at year-end 1993 to $191.3 million, or $4.00 per share, at March 31, 1994. Of this decline, $65.6 million, or $1.37 per share, was attributable to the change in unrealized investment gains and losses. Because of its available liquidity and other factors, management does not anticipate that ICH will be required to liquidate a substantial portion of its available for sale fixed maturity portfolio over the near-term. See "Investment Portfolio" below for additional information regarding ICH's available for sale fixed maturities.

     At March 31, 1994, the parent company held cash, short-term investments and readily-marketable fixed maturity investments totaling approximately $120.6 million. As discussed in more detail in ICH's 1993 Annual Report, ICH has considerable flexibility in determining whether it will utilize cash to make a $100 million sinking fund installment with respect to its 11 1/4% Senior Subordinated Notes due 1996 (Old Notes). Assuming that a sinking fund installment relative to the Old Notes is not made utilizing available cash in 1994, management believes that ICH has sufficient liquidity with which to meet its debt service and preferred dividend requirements over the next twelve months. Depending on market conditions and other factors, ICH may from time-to-time utilize its available liquidity to purchase some of its Old Notes or other outstanding securities in open-market or private placement transactions.

TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE COMPANY

     Effective June 15, 1993, ICH entered into an agreement (the Agreement) which initiated the process of terminating certain reinsurance arrangements involving Consolidated Fidelity Life Insurance Company (CFLIC), a subsidiary of CNC. The reinsurance arrangements involve certain annuity business with reserves totaling $323.3 million as of March 31, 1994, which was transferred by a subsidiary of ICH, Southwestern Life Insurance Company (Southwestern), to an unaffiliated reinsurer in 1990. The unaffiliated reinsurer, in turn, transferred the business to another CNC subsidiary, Marquette National Life Insurance Company (Marquette). In 1991, Marquette transferred the annuity business to CFLIC.

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

     CNC and CFLIC agreed to structure the proposed recapture in a manner that will permit ICH to redeem or retire certain of its outstanding securities, provided CFLIC would be allowed to retain certain assets following the recapture. CFLIC holds ICH's senior secured debt, with a current balance of $30 million, approximately $22.2 million stated value of ICH's Series 1984-A Preferred Stock and $7 million stated value of ICH's Series 1987-B Preferred Stock.

     CFLIC also intends to terminate another reinsurance arrangement under which business written by Bankers Life and Casualty Company (Bankers), a former ICH subsidiary, is reinsured by CFLIC. Under terms of the Agreement, ICH is responsible for the negotiation on CFLIC's behalf of both the Southwestern and Bankers recaptures and management of the affairs of CFLIC and Marquette, including management of their investments, until the recaptures are effected. Upon completion of the recaptures, CFLIC will have no remaining insurance business.

     To facilitate the recaptures of the reinsured business, ICH acquired $63 million of CFLIC preferred stock in exchange for its ownership interest in certain investments with an estimated fair value as of June 15, 1993, of $63 million, including its ownership in a limited partnership (the HMC/Life Partners L.P.), which has subsequently been liquidated, and 83 percent of ICH's ownership interest in I.C.H. Funding Corporation (ICH Funding). ICH Funding is a special purpose entity that was formed in 1992 to hold ICH's residual interest in a pool of mortgage-backed securities acquired from Bankers. The CFLIC preferred stock is non-redeemable and non-voting, with cumulative 6% annual dividends that will be payable in kind until the recaptures are completed. ICH and CFLIC anticipate that the assets received by CFLIC from ICH in consideration for the preferred stock, along with other assets held by CFLIC, including its ownership in Marquette, will be transferred to Southwestern upon recapture of the annuity business. Following the recaptures, CFLIC is obligated to redeem its preferred stock by transferring its ownership in the ICH securities and additional assets to ICH. Upon their receipt, ICH intends to retire the ICH debt and securities.

     For financial reporting purposes, no gain or loss was recognized on the transfer of the assets to CFLIC. The Agreement identifies the specific assets and liabilities plus, subject to certain conditions, an amount in cash that will be retained by CFLIC following the recaptures. All remaining assets held by CFLIC, including the ICH securities, will revert to ICH in redemption of CFLIC's preferred stock. As a consequence, ICH will benefit or suffer the consequences to the extent of any appreciation or depreciation in the value of the assets transferred to CFLIC. At March 31, 1994, ICH has reflected its investment in the CFLIC preferred stock at its approximate fair value of $54 million, or $9 million less than the value assigned to such preferred stock at June 15, 1993. The reduction in fair value between the two dates was primarily attributable to a decline in the fair value of the 83% interest in ICH Funding transferred to CFLIC.

     Management believes the transactions with CFLIC will be beneficial for several reasons. In addition to eliminating $30 million in scheduled debt principal requirements, the redemption or retirement of the ICH securities would reduce ICH's interest and preferred dividend requirements by approximately $5.4 million annually. The termination of the reinsurance treaties is dependent on the performance and level of concentration of the assets of CFLIC supporting the reinsured liabilities and the completion of successful negotiations. Management's present goal is to complete the transactions with CFLIC as soon as possible. As part of the transactions involving CNC, Torchmark and Stephens described under "Liquidity and Capital Resources," ICH, CNC and CFLIC agreed with each of Torchmark and Stephens that CFLIC's reinsurance agreements will be terminated by May 30, 1994, on substantially the same terms as set out in the June 15, 1993 agreement, and ICH agreed that, if the recaptures were not completed by March 31, 1994, CNC will have the right to transfer its ownership interest in CFLIC to ICH, in exchange for the specified assets to be retained by CFLIC following the transactions. As of the date of this Report on Form 10-Q, ICH has not received notification from CNC that it is exercising such right, and management cannot predict if such right will be exercised.

INVESTMENT PORTFOLIO:

     At December 31, 1993, ICH reflected unrealized investment gains of $20,458,000 and at March 31, 1994, reflected unrealized investment losses of $45,145,000. Following is an analysis of the major components of such unrealized gains (losses) (in thousands):


                                        March 31,   December 31,
                                           1994         1993
                                      ____________  ____________
   Available for sale fixed maturities   $(71,042)   $ 21,424
   Equity securities                        5,521       7,271
   Equity in unrealized gains of limited
     partnerships                           3,568       5,349
   Other                                      503        (159)
                                         ________    ________
                                          (61,450)     33,885
   Less effect on other balance sheet
     accounts:
       Deferred policy acquisition costs    5,995     (16,647)
       Unearned revenue reserves           (1,868)      6,266
                                         ________    ________
   Gross unrealized investment gains
     (losses)                             (57,323)     23,504
   Minority interest in unrealized losses  12,178       5,180
   Deferred income taxes                               (8,226)
                                         ________    ________
   Net unrealized investment gains
    (losses)                             $(45,145)   $ 20,458
                                         ========    ========


   The difference between amortized cost and fair value of ICH's available for sale fixed maturities decreased from an approximate $21.4 million unrealized gain at year-end 1993 to an approximate $71.0 million unrealized loss at March 31, 1994. Approximately $74.4 million of the decrease in fair value was related to increases in market interest rates between the two dates and the effect of such rate increases on the fair values of traditional debt securities. The remainder of the decrease in fair value, or approximately $18.0 million, was attributable to changes in the estimated fair value of certain investments in mortgage-backed securities as a result of the continuation of high levels of refinancing activity relative to underlying mortgage loans and the resultant prepayments on such mortgage-backed securities experienced during the 1994 first quarter. The mortgage-backed securities were valued at March 31, 1994 by an investment banking firm utilizing the same assumptions as utilized at year-end 1993, including a level 400% standard prepayment assumption (SPA). Based on currently available data regarding the downward trend in mortgage loan refinancing activity, management believes that ultimate prepayment rates will be substantially lower than the 400% SPA. Consequently, management believes the possibility exists for an upward adjustment in the values assigned to these mortgage-backed securities in future periods.

   Changes in the fair values of available for sale fixed maturities have no effect on ICH's reported results of operations, but can have a volatile effect on ICH's stockholders' equity and book value per common share, as the carrying values of available for sale fixed maturities are adjusted in ICH's balance sheet to their fair values at each reporting date through a charge or credit to stockholders' equity. In addition, unrealized investment losses generally have a more significant impact on stockholders' equity than unrealized gains because of deferred income tax effects, i.e., net unrealized investment gains must be tax-effected (reduced for potential income tax expense), whereas net unrealized investment losses usually cannot be tax-effected (reduced for potential income tax benefits) due to the uncertainty in a rising interest rate environment as to the Company's ability to generate sufficient capital gains to offset capital losses. Because of its available liquidity and other factors, such as its seasoned block of traditional life insurance business, ICH has no current plans, and management believes that ICH will not have the need over the near-term, to liquidate a significant portion of its available for sale fixed maturity investments at a loss. Following is an analysis of gross unrealized investment gains and losses on available for sale fixed maturities as of March 31, 1994 and December 31, 1993 (in thousands):


                                         March 31,   December 31,
                                           1994          1993
                                      _____________  ____________
   Gross unrealized gains                $ 25,701      $ 63,535
   Gross unrealized losses                (96,743)      (42,111)
                                         ________      ________
   Net unrealized gains (losses)         $(71,042)     $ 21,424
                                         ========      ========

   The following table sets forth the carrying value and quality for each of the two categories of fixed maturities as of March 31, 1994, classified in accordance with the rating assigned by Standard & Poor's Corporation (S&P) or, if not rated by S&P, based on ratings assigned by the National Association of Insurance Commissioners, with Class 1 treated as A, Class 2 treated as BBB-, Class 3 treated as BB- and Classes 4, 5 and 6 treated as B and below (in millions):

                             Held to
                  Available  Maturity             Percent of   Percent
                  for Sale     at        Total       Total     of Total
Investment        at Fair   Amortized    Fixed       Fixed     Invested
 Quality           Value      Cost     Maturities  Maturities   Assets
__________        ________  _________  __________  __________  ________
AAA               $  639.1  $    1.9   $  641.0    38.5%       25.6%
AA                   209.3                209.3    12.6         8.3
A                    446.6                446.6    26.8        17.8
BBB+                  86.9                 86.9     5.2         3.5
BBB                   87.6                 87.6     5.3         3.5
BBB-                  83.9                 83.9     5.1         3.3
                  ________  ________   ________   _____        ____
  Total
  investment
  grade            1,553.4       1.9    1,555.3    93.5        62.0
                  ________  ________   ________   _____        ____
BB+                   24.6                 24.6     1.5         1.0
BB and BB-            42.8                 42.8     2.5         1.7
B and Below           17.4      24.1       41.5     2.5         1.6
                  ________  ________   ________   _____        ____
  Total non-
  investment-
  grade               84.8      24.1      108.9     6.5         4.3
                  ________  ________   ________   _____        ____
    Total
    fixed
    maturi-
    ties          $1,638.2  $   26.0   $1,664.2   100.0%       66.3%
                  ========  ========   ========   =====        ====

     Fixed maturities classified as held to maturity are principally private placement corporate securities and gross unrealized losses on such investments totaled $1.5 million as of March 31, 1994.

     The amortized cost and fair value of noninvestment-grade fixed maturities totaled $111.5 million and $109.3 million, respectively, at March 31, 1994.

     Effective March 31, 1994, ICH's subsidiaries sold substantially all of their commercial mortgage loans with remaining principal balances of less than $300,000 for approximately $9.0 million. No significant gains or losses were incurred as a result of such sale. ICH is considering the sale of substantially all of its remaining commercial mortgage loan portfolio. At March 31, 1994, mortgage loans represented approximately 5% of ICH's total investment portfolio.

     Cash and short-term investments declined from $366.9 million at year-end 1993 to $301.4 million at March 31, 1994, primarily as a result of reinvestments made in higher-yielding longer duration securities.

     As discussed in ICH's 1993 Annual Report, the claims-paying ratings assigned to certain of ICH's subsidiaries by various nationally recognized statistical rating organizations were lowered over the past two years. Except as discussed below, management believes ICH's subsidiaries have not experienced more than normal policy surrenders and withdrawals as a result of these ratings downgrades. For the three months ended March 31, 1994, policyholder contract deposits totaled $42.4 million and policyholder contract withdrawals totaled $48.9 million. Approximately $28.1 million of such withdrawals represented scheduled maturities of guaranteed investment contracts (GICs) which were not reinvested with an ICH subsidiary due to the lowered ratings. Because of its available liquidity and readily marketable securities, the subsidiary has not encountered, and management does not anticipate that the subsidiary will encounter, any difficulty in meeting its obligations relative to such withdrawals. Exclusive of the GIC withdrawals, policyholder contract deposits exceeded policyholder withdrawals by $21.6 million.

RESULTS OF OPERATIONS:

   For the three months ended March 31, 1994, ICH incurred an operating loss and a net loss, before preferred dividend requirements, of $4.2 million. The 1994 first quarter results compare to a restated gain from operations for the same period in 1993 of $105.6 million and net earnings, before preferred dividend requirements, totaling $102.6 million. The 1994 first quarter results also compare to an operating loss, before preferred dividend requirements, in the fourth quarter of 1993 totaling $11.0 million and a net loss, before preferred dividend requirements, totaling $16.4 million. Preferred dividend requirements totaled $4.3 million in the 1994 first quarter, as compared to $5.7 million in the 1993 fourth quarter and $7.7 million in the 1993 first quarter. Results in the 1993 first quarter also included a charge for a change in accounting for postretirement benefits totaling $1.8 million and extraordinary losses related to the early retirement of debt totaling $1.2 million. Results for the fourth quarter of 1993 included a charge for a change in accounting for debt and equity securities totaling $4.9 million and extraordinary losses totaling $.6 million.

   For the three months ended March 31, 1993, ICH had previously reported a non-operating gain totaling $79.5 million, net of deferred income tax effects, representing ICH's equity in the proceeds of a common stock offering by ICH's then-equity investee, Bankers Life Holding Corporation (BLHC). On September 30, 1993, ICH sold its investment in BLHC to Conseco, Inc. (Conseco) and one of Conseco's subsidiaries. Upon the sale of the investment in BLHC, ICH reclassified its previously reported non-operating gain as a component of operating earnings and, as a result of the reclassification, revenues were increased by $99.4 million to reflect the pre-tax gain resulting from BLHC's stock offering and income tax expense was increased by $19.9 million to reflect the tax effects associated with such gain. The accompanying financial statements for the three months ended March 31, 1993, have been restated to reflect such reclassification. As a result of the reclassification, primary operating earnings per common share for the three months ended March 31, 1993, increased from $.39 to $2.05, and fully diluted operating earnings per common share increased from $.40 to $1.79. The reclassification had no effect on reported net earnings or net earnings per common share.

   ICH's results for the first quarter of 1993 were affected by several items of an infrequent and non-recurring nature, including the gain recognized on the stock offering by BLHC and a gain from the termination of a reinsurance arrangement with Bankers. In addition, in the first quarter of 1993, ICH included in its results of operations its equity in the earnings of BLHC. The results for the fourth quarter of 1993 were affected by provisions for certain non-recurring charges. Following is a condensed summary of results for the three months ended March 31, 1994, December 31, 1993 and March 31, 1993, by major sources of income and expense (in thousands):








      [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                                  Three Months Ended
                                            _______________________________
                                            March 31,  Dec. 31,   March 31,
                                               1994      1993       1993
                                            _________  ________   _________
Operating earnings before non-recurring
  income (charges), equity in the earnings
  of BLHC, realized investment gains
  (losses), interest expense on long-term
  debt, and provision for income taxes     $  6,636    $  8,290   $  9,835
Gain on BLHC stock offering                                         99,376
Gain on sale of BLHC                                        267
Gain on reinsurance termination                                     17,118
Equity in operating earnings of BLHC                                11,106
Realized investment gains                       674       2,580     19,135
Services Agreements with CNC principals                  (9,050)
Provision for cost of litigation and
  other contingencies                                    (1,000)
Interest expense on long-term debt          (12,445)    (14,540)   (16,314)
Income tax (expense) benefit                    958       2,496    (34,633)
                                           ________    ________   ________

Operating earnings (loss)                    (4,177)    (10,957)   105,623
Less dividends on preferred stock            (4,325)     (5,684)    (7,700)
                                           ________    ________   ________

Operating earnings (loss) attributable to
  common stock                             $ (8,502)   $(16,641)  $ 97,923
                                           ========    ========   ========

     For the three months ended March 31, 1994, premium income and other considerations decreased $1.8 million, or 1.5%, as compared to the corresponding period in 1993. Following is a summary of premiums by major line of business for each of the respective periods (in thousands):

                                              Three Months Ended
                                                   March 31,
                                             _____________________
                                               1994       1993
                                               ____       ____
   Individual life and annuity              $ 29,971  $ 31,453
   Individual health                          54,294    54,902
   Group and other                            32,309    32,031
                                            ________  ________
                                            $116,574  $118,386
                                            ========  ========

     Individual life and annuity premiums declined $1.5 million, primarily as a result of the termination of the reinsurance arrangement between Bankers and an ICH subsidiary effective March 31, 1993. Premiums earned under such reinsurance arrangement totaled $2.6 million in the 1993 first quarter. ICH's subsidiaries presently derive substantial revenues from their interest-sensitive and universal life products; however, for financial reporting purposes, these types of products are treated as deposit products and, therefore, premiums received are not reflected as a component of premium income.

     During the first quarter of 1994, net investment income decreased $32.4 millon, or 52%, as compared to the corresponding period in 1993. Net investment income includes 1) earnings on surplus investments and assets invested to support the reserve liabilities of the Company's traditional and interest-sensitive life and health insurance products (general investment portfolio) and 2) investment activity related to separately held assets supporting a GIC product, the credited rate on which is indexed to the S&P 500 Stocks Composite Average (S&P 500). In addition, in 1993, net investment income included investment income on certain mortgage-backed securities held in a special purpose trust (the Trust) securing the Trust's collateralized mortgage note obligation. The accounts of the Trust are no longer consolidated with those of the Company for periods after July 30, 1993, as the result of ICH's sale of a 75% interest in the Trust. Assets supporting the S&P 500 GIC product include, among other investments, put and call options on various equity based index futures, including the S&P
500. The return on such investments is highly volatile and, under certain market conditions, such as the overall decline in equity markets experienced in the first quarter of 1994, can result in investment losses, or negative investment yields. The negative investment yield experienced in the 1994 first quarter on the assets supporting the indexed GIC product was more than offset by a reduction in GIC benefits as discussed below under the analysis of change in policyholder benefits. Following is a summary of investment income (loss) for the three categories of investments as described above for the three months ended March 31, 1994 and 1993 (in thousands):

                                                  Three Months Ended
                                                       March 31,
                                                 _____________________
                                                   1994       1993
                                                   ____       ____
   General investment portfolio                 $ 40,533  $ 44,206
   Investments supporting indexed GIC product     (8,045)   11,438
   Mortgage-backed securities held in the Trust              9,701
                                                ________  ________

   Gross investment income                        32,488    65,345
   Less investment expenses                       (2,481)   (2,921)
                                                ________  ________

   Net investment expenses                      $ 30,007  $ 62,424
                                                ========  ========

     The decline in investment income from the general investment portfolio was attributable, in part, to an approximate $190 million decrease in the base of invested assets between the two periods. Such decrease in invested assets resulted, in part, from the transfer to Bankers effective March 31, 1993, of approximately $163.6 million in invested assets upon the termination of a reinsurance agreement between Bankers and an ICH subsidiary. In addition, as previously discussed in ICH's 1993 Annual Report, an ICH subsidiary experienced a significant increase in GIC withdrawals (other than the indexed GIC product) throughout 1993, which also contributed to the decrease in invested assets. Yields on the general investment portfolio averaged approximately 6.7% for each of the respective periods.

     Realized investment gains totaled $.7 million for the 1994 first quarter, as compared to investment gains totaling $19.1 million for the comparable 1993 period. Investment gains in 1993 included $8.2 million of gains resulting from BLHC's redemption of certain of its securities utilizing proceeds of its stock offering. Other gains in 1993 resulted primarily from sales of fixed maturities and equity securities. See Note 6 of the Notes to Financial Statements for a comparative analysis of realized investment gains and losses.

     Equity in the earnings (losses) of equity investees and limited partnerships includes ICH's pro rata share of the operating earnings of BLHC and other investments in limited partnerships which are accounted for by the equity method. Following is an analysis of the components of such earnings (in thousands):

                                                Three Months Ended
                                                     March 31,
                                             ______________________
                                                1994        1993
                                               ______      ______
Equity in operating earnings of:
  BLHC                                                    $  11,106
  Limited partnership investments             $    412          760
                                              ________    _________
                                              $    412    $  11,866
                                              ========    =========

     In 1993, other income included $17.1 million of non-recurring income associated with the termination of a reinsurance agreement between Bankers and an ICH subsidiary as previously discussed. Excluding the income from the reinsurance transaction, other income decreased from $9.5 million in 1993 to $2.5 million in 1994. A substantial portion of the decline in other income resulted from reduced profits earned through reinsurance experience refunds.

     Following is a summary of policyholder benefits by major business segment (in thousands):


                                       Three Months Ended March 31,
                                     _______________________________
                                          1994        1993
                                         ______      ______
   Individual life and annuity        $ 36,754    $ 38,696
   Individual health                    39,670      36,460
   Group and other                      20,717      19,760
   Accumulation products                (6,456)     19,090
                                      ________    ________
                                      $ 90,685    $114,006
                                      ========    ========

     Life and annuity benefits decreased approximately $1.9 million, or 5%, a substantial portion of which was attributable to a reduction in credited rates on interest-sensitive life insurance policies between the periods. Individual health benefits increased $3.2 million, reflecting a deterioration in the individual health benefit ratio from 66.4% in 1993 to 73.1% in 1994. Group benefits increased approximately $1.0 million, or 5%, resulting in an increase in the group benefit ratio from 61.7% in 1993 to 64.1% in 1994. Benefits related to accumulation products include primarily interest credited to annuity and GIC account balances. As previously discussed, benefits attributable to the GIC product indexed to the S&P 500 totaled a negative $10.5 million in the 1994 first quarter as compared to benefit expense totaling $11.2 million in 1993.

     Other operating expenses decreased approximately $11.3 million from the 1993 period to the 1994 period. Following is a summary of the major items included in other operating expenses (in thousands):

                                            Three Months Ended March 31,
                                            ____________________________
                                                    1994      1993
                                                   ______    ______
   Non-deferrable commissions                    $ 10,070  $ 11,719
   General and administrative expenses             23,709    28,258
   Taxes, licenses and fees                         3,701     4,537
   Placement fee for collateralized mortgage
     note obligations                                         4,413
                                                 ________  ________
                                                 $ 37,480  $ 48,927
                                                 ========  ========

     Non-deferrable commissions decreased primarily as a result of a reduction in the sale of new group health insurance products. General and administrative expenses decreased primarily as a result of the expense reduction and consolidation programs implemented during 1993. The placement fee in 1993 relates to the refinancing of a previously-consolidated subsidiary's collateralized mortgage note obligations.

     Interest expense declined $6.7 million, or approximately 35% in the first three months of 1994 as compared to the same period in 1993. In 1994, ICH incurred interest expense only on its outstanding long-term debt, whereas in 1993 it had two categories of interest expense, including interest on long-term debt and collateralized mortgage obligations. Interest expense relative to long-term debt declined $3.8 million, or 24%, primarily as a result of the retirement of approximately $120.9 million of ICH's 16 1/2% Senior Subordinated Debentures during 1993. During the first quarter of 1993, ICH's consolidated results included the accounts of the Trust that held mortgage-backed securities used to collateralize certain promissory notes payable to unaffiliated parties. ICH, through ICH Funding, sponsored the formation of and held a residual equity interest in the Trust. Interest expense related to the Trust's obligations and included in ICH's consolidated results totaled $2.9 million for the first three months of 1993. In July 1993, ICH's and an affiliate's ownership interests were reduced through a sale of a 75% interest in the Trust. As a consequence of the sale, the accounts of the Trust are no longer included in ICH's consolidated results and there was no similar interest expense was incurred in 1994.

     Income tax expense in the 1994 first quarter represented 18.7% of ICH's pre-tax loss, as compared to 24.7% of pre-tax earnings in the corresponding period in 1993. The effective tax rate differed from the expected 35% rate in 1994 primarily as a result of amortization of excess cost for which there are no income tax consequences. In 1993, the effective tax rate differed from the then-expected 34% rate as a result of amortization of excess cost and a $13.9 million reduction in the valuation allowance relative to ICH's deferred income tax assets. ICH's deferred income tax assets, before valuation allowance, declined from $145.1 million at year-end 1992 to $69.3 million at March 31, 1993, primarily as a result of the gain recognized on the BLHC stock offering and other realized and unrealized investment gains in the first quarter of 1993. Accordingly, the valuation allowance relative to ICH's deferred income tax assets totaling $24.1 million at year-end 1992 was reduced to $10.2 million at March 31, 1993, based on management's assessment that ICH's ability to realize the benefits of its remaining tax assets, specifically its capital loss carryforwards, had been significantly enhanced.

     ICH recognized a $1.8 million charge, net of $.9 million in deferred taxes, for the cumulative effective to January 1, 1993, of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." ICH had previously provided a liability totaling $20.1 million for postretirement benefits for retirees of certain acquired companies through its purchase accounting relative to such companies. The 1993 charge reflected the cost of providing postretirement benefits for its remaining employees. ICH also reported extraordinary losses in 1993 totaling $1.2 million, net of tax effects, related to early extinguishment of debt. See Note 7 of the Notes to Financial Statements for additional information regarding such losses.

     Preferred dividend requirements declined $3.4 million from $7.7 million in the 1993 first quarter to $4.3 million in the 1994 first quarter. Utilizing proceeds from the sale of its interest in BLHC, ICH redeemed $50 million stated value of its 11% Series 1987-A Preferred Stock on September 30, 1993, and $50 million stated value of its 16% Series 1987-C Preferred Stock on December 2, 1993.

     The results for the three months ended March 31, 1994 reflected improvement over the results as reported for the three months ended December 31, 1993. Following is condensed comparative statement of earnings information for the respective periods (in thousands):

                                                   Three Months Ended
                                                  ____________________
                                                  March 31, Dec. 31,
                                                    1994      1993
                                                  _______   ________
   Revenues                                        $150,166   $169,781
                                                   ========   ========

   Operating loss                                  $ (4,177)  $(10,957)
   Cumulative effect of accounting change, net of
     tax effect                                                 (4,922)
   Extraordinary losses, net of tax effect                        (559)
                                                   ________   ________

   Net loss                                          (4,177)   (16,438)
   Less dividends on preferred stock                 (4,325)    (5,684)
                                                   ________   ________

   Net loss applicable to common stock             $ (8,502)  $(22,122)
                                                   ========   ========

   Per common share, primary basis:
     Operating loss                                $   (.18)  $   (.35)
                                                   ========   ========

     Net loss                                      $   (.18)  $   (.46)
                                                   ========   ========

     Revenues declined $19.6 million in the first quarter of 1994 as compared to the last quarter of 1993, primarily as a result of the negative investment income on assets supporting the indexed GIC product, as previously discussed. Investment income on such assets totaled $6.7 million for the 1993 fourth quarter, as compared to a negative $8.0 million in the 1994 first quarter, or a net change of $14.7 million. Other factors contributing to the decline in revenues included a $2.3 million reduction in premium income (principally annuity premiums), a $1.9 million decrease in investment gains, and other miscellaneous reductions totaling $.7 million.

     The operating loss in the first quarter of 1994 totaled $4.2 million, as compared to an operating loss of $11.0 million in the 1993 fourth quarter. As previously reflected, the fourth quarter 1993 results included non-recurring charges totaling $10.0 million, of which $9.0 million represented a provision for the Services Agreements entered into with the principal shareholders of CNC. Operating earnings before non-recurring credits and charges, realized investment gains, interest expense on long-term debt and income tax benefits declined from $8.3 million in the 1993 fourth quarter to $6.6 million in the 1994 first quarter, primarily as a result of increased claims incurred in the individual life and health segments. Individual life claims, which can vary significantly from quarter to quarter, increased approximately $4.9 million. Individual health benefits increased approximately $9.1 million, reflecting an increase in the individual health benefit
ratio from 55.5% to 73.1%.   The increase in individual health
benefits was offset, in part, by an approximate $5.3 million improvement in results of the group segment, primarily as a result of the corrective actions taken in the fourth quarter of 1993 (as discussed in ICH's 1993 Annual Report). Group operations continued to operate at a slight loss in the 1994 first quarter, but based on actions taken to date to discontinue coverage for certain unprofitable group cases and to implement appropriate premium rate increases, management expects that the group segment will return to profitability in future quarters. The accumulation segment also reflected an approximate $2.4 million improvement in operating results primarily as a result of an improvement in the spread between rates earned on invested assets and rates credited to policyholder account balances. Incurred operating expenses, primarily insurance taxes, licenses and fees, also declined approximately $5.0 million between the periods. The Company reflected substantial provisions for guaranty fund assessments in the 1993 fourth quarter and had no similar charges in the 1994 first quarter. Interest expense decreased approximately $2.1 million primarily as a result of the redemption effective at year-end 1993 of ICH's remaining $45.9 million principal amount of 16 1/2% Senior Subordinated Debentures due 1994. Preferred dividend requirements declined an approximate $1.4 million, as a result of ICH's redemption of $50 million stated value of its 16% Series 1987-C Preferred Stock in December 1993.

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

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Modern American Life Insurance Company ("Modern"), a subsidiary of I.C.H. Corporation ("ICH"), is a Defendant in a class action lawsuit filed by William D. Castle and others on or about May 14, 1993 in the Circuit Court of Jackson County, Missouri, styled WILLIAM D. CASTLE, ET AL. V. MODERN AMERICAN LIFE INSURANCE COMPANY, CV93-10275 (the "CASTLE case"). The suit purports to be brought on behalf of a class of persons who own what Plaintiffs denominate as charter contracts, issued by life insurance companies merged into or acquired by Modern American Life Insurance Company and its predecessors. The suit alleges breach of contract by Modern, and seeks declaratory judgment, costs, expenses and such other relief as the Court deems appropriate. As an alternative, the suit seeks rescission. ICH was added as a Defendant to the CASTLE case by an Amended Petition, filed February 16, 1994, alleging that ICH should be liable for any judgment against Modern through either disregarding Modern's corporate existence or finding tortious interference by ICH with Plaintiffs' contracts with Modern. ICH has filed a motion to dismiss the Amended Petition which currently is pending.

     On or about October 12, 1993, the Plaintiffs in the CASTLE case also filed a lawsuit in the Circuit Court of Cole County, Missouri, naming Modern American and the Director of the Missouri Department of Insurance (the "Missouri Director") as Defendants. The second lawsuit, styled ROBERT J. MEYER, ET AL. V. JAY ANGOFF, DIRECTOR OF THE MISSOURI DEPARTMENT OF INSURANCE AND MODERN AMERICAN LIFE INSURANCE COMPANY, CV193-1331CC (the "MEYER case"), is an appeal from the regulatory proceedings before the Missouri Department of Insurance, by which Modern American received regulatory approvals required for it to participate in the restructuring of the ICH insurance holding company organization. The restructuring was completed on or about September 29, 1993.
The Plaintiffs in the MEYER case are seeking reversal or remand of the Missouri Director's order of approval. The Cole Circuit Court has determined that it will review the Department's decision on the record pursuant to Missouri's administrative procedure act.

     Modern American and ICH believe they have meritorious defenses to both the CASTLE and MEYER cases and intend to defend both cases vigorously.

     ICH and Robert L. Beisenherz, Chairman and Chief Executive
Officer of the Company (collectively "the Company"), as well as Robert T. Shaw, former Chairman of the Company, and certain former affiliates of the Company, were added by an Amended Complaint, filed December 3, 1993, as Defendants in a lawsuit pending in Marion Circuit Court in Indianapolis, Indiana. MUTUAL SECURITY
LIFE INSURANCE COMPANY, BY ITS LIQUIDATOR, JOHN F. MORTELL V. JAMES
M. FAIL, EMILY S. FAIL, JACK A. GOCHENAUR, ALVIN R. TOWNSEND, SR.
JANICE T. TOWNSEND, CHARLES D. CASPER, HARRY T. CARNEAL, CLIFFORD
G. SMITH, KATHERYN F. SMITH, THOMAS K. PENNINGTON, MICHAEL
BOEDEKER, MELVIN R. SCHOCK, LIFESHARES GROUP, INC. LSC-MARKETING,
INC., LIFESHARES SERVICES COMPANY, MICHAEL S. LANG, LANG ASSOCI-
ATES, INC., BETA FINANCIAL CORPORATION, THE OKLAHOMA BANK, ROBERT
T. SHAW, CONSOLIDATED NATIONAL CORPORATION, I.C.H. CORPORATION,
BANKERS LIFE AND CASUALTY COMPANY, MARQUETTE NATIONAL LIFE
INSURANCE COMPANY, ROBERT L. BEISENHERZ, MARILYN BEISENHERZ,
THEODORE L. KESSNER, AND CROSBY, GUENZEL, DAVIS, KESNER & KUESTER
(the "Mutual Security case"). On January 3, 1994, the suit was removed to the United States District Court, the Southern District of Indiana at Indianapolis, Case No. IP94-0001C. A motion to remand the MUTUAL SECURITY case back to state court, filed by the Plaintiff Liquidator, has been denied. The Plaintiff, the Commissioner of Insurance, who had been appointed Liquidator of Mutual Security Life Insurance Company ("MSL") pursuant to a Final
Order of Liquidation, entered on December 6, 1991, alleges in the amended complaint that the Defendant Fail and others who controlled
MSL misused assets of MSL to acquire control of Bluebonnet Savings
Bank, FSB, thereby contributing to the insolvency of MSL. The allegations against the Company arise primarily from a loan that was made to James Fail in 1989 by Bankers Life and Casualty Company, at that time a subsidiary of the Company. The Plaintiff alleges that the Company and others are liable for the acts of James Fail under doctrines of joint venture and conspiracy, including alleged violations of the Racketeer Influenced & Corrupt Organizations Act ("RICO"), 18 U.S.C. Section 1961, ET SEQ. The complaint seeks unspecified compensatory damages, treble damages, costs, attorney fees and all other appropriate relief. I.C.H. and certain former affiliates of the company have filed a Motion to Dismiss certain claims set forth in the Amended Complaint, which motions are currently pending. The Company believes it has meritorious defenses to the MUTUAL SECURITY case and intends to defend the suit vigorously.

ITEM 2.  CHANGES IN SECURITIES.

On March 11, 1994, the Board of Directors of I.C.H. Corporation (the "Company") adopted resolutions to retire the Class B Common Stock of the Company, all of the outstanding shares of which had been repurchased by the Company on February 11, 1994, and to eliminate all references to the Class B Common Stock in the Company's Certificate of Incorporation. A Certificate of Retire-ment of Class B Common Stock of I.C.H. Corporation was filed, in accordance with the General Corporation Law of the State of Delaware, on March 14, 1994, the effect of which was to eliminate from the Company's Certificate of Incorporation all references to the Class B Common Stock. The elimination of all references to the Class B Common Stock in the Company's Certificate of Incorporation removed from the Company's Certificate of Incorporation, among other things, provisions relating to, and implementing, the special voting rights of the Class B Common Stock in the election of directors of the Company, including provisions classifying the Board of Directors of the Company into Common Stock Directors and Class B Common Directors; requiring that the number of directors be at least four; requiring that no less than 50% of the Class B Common Directors, Common Stock Directors and Preferred Directors be independent directors, as defined therein; and relating to the removal of directors and the filling of vacancies. The Company has restated its Certificate of Incorporation, in accordance with the General Corporation Law of the State of Delaware, to reflect the elimination of the Class B Common Stock.

The Certificate of Incorporation defines the rights of the holders of the Company's Common Stock and $1.75 Convertible Exchangeable Preferred Stock, Series 1986-A (the Series 1986-A Preferred Stock). The elimination of all references to the Class B Common Stock in the Company's Certificate of Incorporation, following the repur-chase of that stock, did not alter the rights of holders of Common Stock and Series 1986-A Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     The description of exhibits listed on the Index to Exhibits appearing on pages 25-27 of this Report is incorporated herein by reference.

     During the quarter ended March 31, 1994, I.C.H. Corporation (the "Registrant") filed a Report on Form 8-K, dated January 15, 1994, to report, under Item 5 of that form, the execution of Stock Purchase Agreements pursuant to which the Registrant agreed to repurchase its Class B Common Stock from Consolidated National Corporation ("CNC") and CNC agreed to sell shares of the Registrant's Common Stock to Torchmark Corporation and Stephens Inc.; and a Report on Form 8-K, dated February 11, 1994, to report under Item 1 of that form, the closing of said Stock Purchase Agreements and the sales of Common Stock and Class B Common Stock and other transactions contemplated thereby.



      [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              I.C.H. CORPORATION




                              BY:  ______________________________
                                   Robert L. Beisenherz, Chairman
                                   of the Board, Chief Executive
                                   Officer and President



                              BY:  ______________________________
                                   John T. Hull, Executive Vice
                                   President, Treasurer and
                                   Principal Accounting Officer


Date:  May 16, 1994

                       INDEX TO EXHIBITS


EXHIBIT                                                SEQUENTIAL
  NO.                      DESCRIPTION                  PAGE NO.
_______                    ___________                 __________
2.9       Stock Acquisition Agreement dated February 20,
          1992, between the Registrant and Conseco, Inc.
          (filed as Exhibit 2.10 to the Registrant's
          Current Report on Form 8-K dated February 20,
          1992 and incorporated herein by reference) and
          amendments thereto (filed as Exhibit 2.15 to
          the Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1991, and as
          Exhibit 2.16 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended
          September 30, 1992, and incorporated herein by
          reference). . . . . . . . . . . . . . . . . .

2.17      Agreement, dated June 15, 1993, among I.C.H.
          Corporation, Consolidated National Corporation
          and Consolidated Fidelity Life Insurance
          Company (filed as Exhibit 2.1 to the
          Registrant's Current Report on Form 8-K dated
          June 15, 1993 and incorporated herein by
          reference) . . . . . . . . . . . . . . . . .

3.1       Corrected Restated Certificate of
          Incorporation of the Registrant. . . . . . .

10.1      Management and Consulting Agreement effective
          January 22, 1985 among the Registrant,
          Consolidated National Corporation and
          Consolidated National Successor Corporation
          (filed as Exhibit 10.21 to the Registrant's
          Registration Statement on Form S-14, No.
          2-96685, and incorporated herein by
          reference) . . . . . . . . . . . . . . . . .

10.2      Termination Agreement, dated February 11,
          1994, between I.C.H. Corporation and
          Consolidated National Corporation relating to the Management and Consulting Agreement referenced as Exhibit 10.1 above (filed as Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference) .

10.28     Retirement/Retainer Agreement, dated May 26,
          1993, among I.C.H. Corporation, Facilities
          Management Installation, Inc. and Phillip E.
          Allen (filed as Exhibit 10.2 of the
          Registrant's Quarterly Report on Form 10-Q for
          the quarter ended June 30, 1993 and
          incorporated herein by reference). . . . . .

10.29     Agreement, dated September 11, 1993, between
          I.C.H. Corporation and Conseco, Inc. (filed as
          Exhibit 4 to Amendment No. 1 to the Schedule
          13D relating to the common stock of Bankers
          Life Holding Corporation, filed by I.C.H.
          Corporation, Consolidated National
          Corporation, Robert T. Shaw and C. Fred Rice,
          dated September 15, 1993 and incorporated
          herein by reference) . . . . . . . . . . . .



EXHIBIT                                                SEQUENTIAL
  NO.                      DESCRIPTION                  PAGE NO.
_______                    ___________                 __________
10.30     Agreement, dated September 11, 1993, between
          I.C.H. Corporation and Bankers National Life
          Insurance Company (filed as Exhibit 5 to
          Amendment No. 1 to the Schedule 13D relating
          to the common stock of Bankers Life Holding
          Corporation, filed by I.C.H. Corporation,
          Consolidated National Corporation, Robert T.
          Shaw and C. Fred Rice, dated September 15,
          1993 and incorporated herein by reference) .

10.31     Letter agreement, dated September 11, 1993,
          among I.C.H. Corporation, Conseco, Inc. and
          Bankers Life Holding Corporation (filed as
          Exhibit 6 to Amendment No. 1 to the Schedule
          13D relating to the common stock of Bankers
          Life Holding Corporation, filed by I.C.H.
          Corporation, Consolidated National
          Corporation, Robert T. Shaw and C. Fred Rice,
          dated September 15, 1993 and incorporated
          herein by reference) . . . . . . . . . . . .

10.32     Stock Purchase Agreement, dated January 15,
          1994, among Consolidated National Corporation,
          Consolidated Fidelity Life Insurance Company,
          Robert T. Shaw, C. Fred Rice, I.C.H.
          Corporation and Torchmark Corporation (filed
          as Exhibit No. 1 of the Registrant's Current
          Report on Form 8-K dated January 15, 1994), as
          amended (incorporated by reference to Exhibit
          10 of the Registrant's Current Report on Form
          8-K dated February 11, 1994 and incorporated
          herein by reference) . . . . . . . . . . . .

10.33     Stock Purchase Agreement, dated January 15,
          1994, among Consolidated National Corporation,
          Consolidated Fidelity Life Insurance Company,
          Robert T. Shaw, C. Fred Rice, I.C.H.
          Corporation and Stephens Inc. (filed as
          Exhibit No. 2 of the Registrant's Current
          Report on Form 8-K dated January 15, 1994 and
          incorporated herein by reference). . . . . .

10.34     Letter from I.C.H. Corporation to Robert T.
          Shaw effective January 15, 1994 (filed as
          Exhibit 10.34 of the Registrant's Annual
          Report on Form 10-K for the year ended
          December 31, 1993 and incorporated herein by
          reference) . . . . . . . . . . . . . . . . .

10.35     Letter, dated January 15, 1994, from I.C.H.
          Corporation to Robert T. Shaw (filed as
          Exhibit No. 5 of the Registrant's Current
          Report on Form 8-K dated January 15, 1994 and
          incorporated herein by reference). . . . . .

10.36     Letter, dated January 15, 1994, from I.C.H.
          Corporation to Consolidated National
          Corporation (filed as Exhibit No. 6 of the
          Registrant's Current Report on Form 8-K dated
          January 15, 1994 and incorporated herein by
          reference) . . . . . . . . . . . . . . . . .

10.37     Independent Contractor and Services Agreement,
          dated February 11, 1994, between I.C.H. Corpo-
          ration and Robert T. Shaw (filed as Exhibit
          No. 7 of the Registrant's Current Report on
          Form 8-K dated February 11, 1994 and
          incorporated herein by reference). . . . . .
</Table



EXHIBIT                                                SEQUENTIAL
  NO.                      DESCRIPTION                  PAGE NO.
_______                    ___________                 __________
10.38     Independent Contractor and Services Agreement,
          dated February 11, 1994, between I.C.H. Corpo-
          ration and C. Fred Rice (filed as Exhibit No.
          8 of the Registrant's Current Report on Form
          8-K dated February 11, 1994 and incorporated
          herein by reference) . . . . . . . . . . . .

10.39     Mutual Release, dated February 11, 1994, among
          I.C.H. Corporation and Consolidated National
          Corporation, Robert T. Shaw, C. Fred Rice and
          Edward J. Carlisle (filed as Exhibit No. 9 of
          the Registrant's Current Report on Form 8-K
          dated February 11, 1994 and incorporated
          herein by reference) . . . . . . . . . . . .

10.40     Form of Agreement entered into by I.C.H.
          Corporation and certain of its employees,
          including John T. Hull and W. Sherman Lay
          (filed as Exhibit No. 10.40 of the
          Registrant's Annual Report on Form 10-K for
          the year ended December 31, 1993 and
          incorporated herein by reference). . . . . .

10.41     Stock Purchase Agreement, dated January 15,
          1994, between Consolidated National
          Corporation and I.C.H. Corporation (filed as
          Exhibit No. 3 of the Registrant's Current
          Report on Form 8-K dated January 15, 1994 and
          incorporated herein by reference). . . . . .

10.43     Amendment to Retirement/Retainer Agreement
          referenced as Exhibit No. 10.28 above. . . .

11.1      Computation of Earnings (Loss) Per Share of
          Common Stock on Average Shares Outstanding and
          Fully Diluted Bases for the three months ended
          March 31, 1994 and 1993. . . . . . . . . . .

                                                      Exhibit 3.1

                    CERTIFICATE OF CORRECTION
                             TO THE
           1994 RESTATED CERTIFICATE OF INCORPORATION
                               OF
                       I.C.H. CORPORATION


     I.C.H. Corporation (the "Corporation"), a corporation organized and existing under and by virtue of the General Corpora-tion Law of the State of Delaware, DOES HEREBY CERTIFY:

     1.   The name of the Corporation is I.C.H. Corporation.

     2. A 1994 Restated Certificate of Incorporation of the Corporation was filed with the Secretary of State of Delaware on March 18, 1994 and said 1994 Restated Certificate of Incorporation requires correction as permitted by Section (f) of Section 103 of the General Corporation Law of the State of Delaware.

     3. The inaccuracy or defect of said 1994 Restate Certificate of Incorporation to be corrected is that said 1994 Restated Certificate of Incorporation incorrectly included certain provi-sions that theretofore had been eliminated from the Certificate of Incorporation of the Corporation as a result of the filing of a Certificate of Retirement of Class B Common Stock of the Corpora-tion with the Secretary of State of Delaware on March 14, 1994. Accordingly, the 1994 Restated Certificate of Incorporation filed with the Secretary of State on March 18, 1994 is an inaccurate record of the provisions of the certificate of incorporation of the Corporation as theretofore amended and supplemented, was filed in error, is null and void in its entirety and is of no force or effect.

     IN WITNESS WHEREOF, I.C.H. Corporation has caused this
Certificate of Correction to be executed this 14th day of April, 1994.

                              I.C.H. CORPORATION



                              By:    /s/ Sheryl G. Snyder
                                   _______________________________
                                   Sheryl G. Snyder
                                   Executive Vice President

Attest:


BY:     /s/ Cynthia W. Young
     __________________________
     Cynthia W. Young
     Secretary

                              1994

                            RESTATED

                  CERTIFICATE OF INCORPORATION

                               OF

                       I.C.H. CORPORATION

             (PURSUANT TO SECTION 245 OF THE GENERAL
            CORPORATION LAW OF THE STATE OF DELAWARE)

     I.C.H. Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify that:

     FIRST: The name of the Corporation is I.C.H. Corporation. I.C.H. Corporation was originally incorporated under the name I.C.H., Inc., and the original Certificate of Incorporation of the Corporation was filed with the Secretary of State of the State of Delaware on April 22, 1977.

     SECOND: The Restated Certificate of Incorporation of the Corporation only restates and integrates, and does not further amend, the provisions of the Corporation's Certificate of Incorpo-ration as heretofore amended or supplemented, and there is no discrepancy between those provisions and the provisions of the Restated Certificate of Incorporation.

     THIRD:  The Restated Certificate of Incorporation of the
Corporation was duly adopted by the directors of the Corporation in accordance with the provisions of Section 245 of the General
Corporation Law of the State of Delaware.

     FOURTH: The text of the Certificate of Incorporation is hereby restated to read in its entirety as follows:

ARTICLE ONE.  The name of the Corporation is:

                       I.C.H. Corporation.

ARTICLE TWO. The address of its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the
City of Wilmington, County of New Castle. The name of the registered agent at such address is The Corporation Trust Company.

ARTICLE THREE. The nature of the business or purpose for which the Corporation is to be conducted or promoted is:

     To engage in any lawful act or activity for which a corpora-tion may be organized under the General Corporation Law of Delaware.

ARTICLE FOUR. The total number of shares of stock that the Corporation is authorized to issue is Two Hundred Fifty Million (250,000,000) shares, of which Two Hundred Million (200,000,000) shares, with a par value of One Dollar ($1.00) per share, shall be designated "Common Stock"; and Fifty Million (50,000,000) shares, without par value, shall be designated "Series Preferred Stock."

     The designations, preferences, limitations and relative rights of the shares of each class of stock of the Corporation are as follows:

     A. COMMON STOCK. Except as otherwise provided by law or in this Article Four, all shares of Common Stock shall be identical in all respects and have equal rights and privileges. Subject to the rights, if any, of any series of Series Preferred Stock, these rights and privileges include, without limitation, the right to share ratably on a per share basis (i) in such cash, stock or other dividends and distributions as from time to time may be declared by the Board of Directors of the Corporation (the "Board of Direc-tors") or by the Corporation with respect to the Common Stock and
(ii) upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, in all distributions in assets or funds of the Corporation.

          1. Voting. With respect to any matter on which the holders of Common Stock shall be entitled to vote, such holders shall be entitled to one vote for each outstanding share of Common Stock respectively owned of record by them.

     B. SERIES PREFERRED STOCK. Series Preferred Stock may be issued in one or more series. The designations, powers, preferenc-es and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions thereof, of each series of Series Preferred Stock shall be such as are stated and expressed herein, and to the extent not stated and expressed herein, shall be such as may be fixed by the Board of Directors (authority so to do being hereby expressly granted) and stated in a resolution or resolutions providing for the issuance, or affecting the terms, of Series Preferred Stock of such series adopted by the Board of Directors and filed in the Office of the Secretary of State of Delaware and recorded in the Office of the Recorder of New Castle County, Delaware, in accordance with the provisions of the Delaware General Corporation Law. Such resolu-tion or resolutions, with respect to each series, shall (1) specify the series designation, (2) specify the stated value or capital value, if any, to be assigned to such series, which amount shall not be less than the amount to which each share of such series shall be entitled to receive upon the voluntary or involuntary liquidation, dissolution or winding up of the

Corporation, (3) fix the dividend rate, if any, thereof, and stipulate whether or not dividends on such series shall be cumulative and if so the date from which they shall be cumulative,
(4) fix the amount which the holders of such series shall be entitled to be paid in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, (5) state whether or not such series shall be redeemable and at what times and under what conditions and the amount or amounts payable thereon in the event of redemption; and may, in a manner not inconsistent with the provisions of the Corporation's Certificate of Incorporation, as amended from time to time (the "Certificate"),
(i) designate the number of shares of such series which may be issued, (ii) provide for a sinking or purchase fund applicable to such series, (iii) grant voting rights to holders of shares of such series in addition to those required by the Delaware General Corporation Law and not inconsistent with such law or this Article Four, (iv) impose conditions or restrictions upon the creation of indebtedness of the Corporation or upon the issuance of additional Series Preferred Stock or other capital stock ranking equally therewith or with priority thereto as to dividends or liquidation rights, (v) impose conditions or restrictions upon the payment of dividends or the making of other distributions upon, or the redemption, purchase or acquisition of, shares of any Common Stock, or other capital stock ranking junior to such series of Series Preferred Stock as to dividends or liquidation rights, (vi) grant to the holders of such series as a class the right to convert shares of such series on the terms and at the conversion ratio fixed for such series, into shares of Common Stock or other capital stock of the Corporation ranking junior to such series as to dividends or distribution of assets on liquidation, (vii) prescribe the rights of the Corporation to reissue each series purchased or otherwise reacquired or redeemed or retired through the operation of a purchase or sinking fund or otherwise, or surrendered to the Corporation on conversion, (viii) grant such other special rights to the holders of shares of such series as shall not be inconsis-tent with the provisions of the Delaware General Corporation Law or this Article Four and (ix) impose such other qualifications, rights, preferences and restrictions as are not inconsistent with the Certificate or the provisions of the Delaware General Corpora-tion Law. The phrase "fixed for such series" and any similar terms, when referring to a series of Series Preferred Stock, shall mean "stated and expressed in a resolution or resolutions providing for the issuance, or affecting the terms, of any series of Series Preferred Stock adopted by the Board of Directors and filed in the Office of the Secretary of State of the State of Delaware and the Office of the Recorder of New Castle County, Delaware."

          1. Dividends. Subject to the conditions set forth herein, unless otherwise fixed for such series, the holders of the Series Preferred Stock of each series shall be entitled to receive, when and as declared by the Board of Directors, out of any funds legally available for that purpose, preferential dividends in cash at the rate per annum, or in other property, fixed for such series, and such additional, participating or other dividends as may be fixed for such series. Unless otherwise fixed for such series, such dividends shall be payable on such date or dates as may be fixed by the Board of Directors (hereinafter severally referred to as a "dividend payment date") to holders of record on a date, not exceeding fifty days preceding each such dividend payment date, fixed for such series in advance of payment of each particular dividend. Preferential dividends (but not additional, participat-ing or other dividends) on shares of the Series Preferred Stock shall accrue from the dividend payment date immediately preceding the date of issuance (unless the date of issuance shall be a dividend payment date, in which case they shall accrue from that date) or from such other date or dates as may be fixed for such series.

               (a) Unless otherwise fixed for such series, each series of Series Preferred Stock shall rank on a parity with each other series of Series Preferred Stock, irrespective of series, with respect to preferential dividends at the respective rates fixed for such series, and no dividend shall be declared and paid or set apart for payment on Series Preferred Stock of any series unless at the same time a preferential dividend in like proportion to the preferential dividends accrued upon the Series Preferred Stock of each other series shall be declared and paid or set apart for payment, as the case may be, on Series Preferred Stock of each other series then outstanding. Unless otherwise fixed for such series, until preferential dividends at the rate fixed for each series shall be declared and paid or set apart for payment in full on all outstanding shares of Series Preferred Stock for all previous dividend periods and for the current dividend period, no dividends, additional dividends or participating dividends shall be declared or paid upon, and no assets shall be distributed to or set apart for, shares of any series of Series Preferred Stock, any Common Stock, or other capital stock of the Corporation. Unless otherwise fixed for such series, no shares of a series of Series Preferred Stock shall be purchased or redeemed by the Corporation, except for a sinking fund or funds, unless all preferential dividends on each then outstanding series of the Series Preferred Stock for all past and current dividend periods shall have been paid, or declared and a sum sufficient for the payment thereof set apart for payment. Unless otherwise fixed for such series, accrued and unpaid preferential dividends on the Series Preferred Stock shall not bear interest.

               (b) Subject to the dividend rights of the holders of Series Preferred Stock, the holders of the outstanding shares of Common Stock shall be entitled to receive such dividends as may be declared thereon from time to time by the Board of Directors, in its discretion, out of any assets of the Corporation at the time legally available for the payments of dividends; provided, however, that no dividends may be declared or paid on the Common Stock unless at the same time the Board of Directors shall also declare and pay to the holders of the other such class of stock a per share dividend equal, in kind and amount, to the per share dividend paid or declared and set apart for payment to the holders of Common Stock.

               (c) Subject to the preferential dividend rights of the holders of the Series Preferred Stock as a class, the holders of any series of Series Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, out of any funds legally available for such purpose, such additional or participating dividends, if any, as may be fixed for such series.

               (d) Unless otherwise fixed for such series, the term "accrued and unpaid dividends" as used in this Article Four with respect to the Series Preferred Stock shall mean "preferential dividends on all outstanding shares of a series of Series Preferred Stock at the rates respectively fixed for such series, from the respective dates from which such preferential dividends shall accrue to the date as of which accrued and unpaid dividends are being determined, less the aggregate of preferential dividends theretofore paid or declared and set apart for payment upon such outstanding Series Preferred Stock during such period."

          2. Voting. Except as otherwise provided by law or by the provisions of this Article Four, the resolution of the Board of Directors providing for the issuance, or affecting the terms, of any series of Series Preferred Stock may, but need not, provide that the holders of such series of Series Preferred Stock have such voting rights as the Board of Directors shall determine. In addition to any other voting rights, the Board of Directors may grant holders of any series of Series Preferred Stock the right to vote in the election of Common Stock Directors as provided in Section A.l. of this Article Four. The Board of Directors also may grant holders of any series of Series Preferred Stock the right to vote to elect one or more directors of the Corporation (the "Preferred Directors") if, but only to the extent, dividends on such series are in arrears for a period, in an amount, or upon such other terms and conditions as are fixed for such series. The election of any Preferred Director shall have the effect of enlarging the Board of Directors by the number of Preferred

Directors elected. Unless otherwise fixed for such series, a Preferred Director may be removed, with or without cause, by vote of the holders of each series of Series Preferred Stock having the right to vote in the election of such Preferred Director, and any director appointed to fill a vacancy of a Preferred Director shall be appointed by the sole remaining Preferred Director or by a majority of the remaining Preferred Directors whether or not a quorum. Unless otherwise fixed for such series, all series of Series Preferred Stock that have the right to vote in the election of a Preferred Director shall vote together as a single class in the election or removal of any Preferred Director.

          3. Conversion. The Series Preferred Stock of any series may be convertible into shares of any class or series of capital stock of the Corporation ranking junior to such series as to dividends or distribution of assets on liquidation. Conversion of Series Preferred Stock of any series shall be permitted only if and in the manner and at the conversion ratio fixed for such series; provided, however, that as to any shares of any series of Series Preferred Stock that shall be subject to redemption and that shall have been called for redemption, any right of conversion shall terminate at the close of business on the third full business day before the date fixed for redemption, unless otherwise fixed for such series. At the time of the conversion, unless otherwise fixed for such series, no payment or adjustment need be made for accrued and unpaid dividends on any shares of any series of Series Preferred Stock that shall be converted or for dividends on any shares of the Corporation's capital stock that shall be issuable upon such conversion. Unless otherwise fixed for such series, all accrued and unpaid dividends on such shares of Series Preferred Stock up to the dividend payment date immediately preceding the date of conversion shall constitute a debt of the Corporation payable to the converting stockholder, and no dividend shall be paid upon any shares of Common Stock until such debt shall be paid or sufficient funds set apart for the payment thereof. Unless otherwise fixed for such series, the Series Preferred Stock of any series that is convertible may be converted (subject to the above time limitation in the case of a call for redemption) only into full shares of the Corporation's capital stock, at the conversion ratio in effect for such series at the time of the conversion. Unless otherwise fixed for such series, no fraction of a share of such capital stock shall be issued upon any conversion, but, in lieu of such issuance, there shall be paid to any holder of shares of any series of Series Preferred Stock surrendered for conversion, as soon as practicable after the date such shares are surrendered for conversion, an amount in cash equal to the same fraction of the market value of a full share of such capital stock issuable upon conversion of such series. For such purpose, unless otherwise fixed for such series, the market value of a share of such capital stock shall be the closing price on the principal national securities exchange on which such capital stock is listed for trading, or if not so listed, on the National Association of Securities Dealers National Market System; or if no such closing price is available, at the average of the closing bid and asked prices reported on the National Association of Securities Dealers Automated Quotation System on the trading day immediately preceding the date upon which such conversion occurs; or in the absence of any of the foregoing, the fair market value as determined and set forth in a resolution adopted by the Board of Directors (whose determination shall be final and conclusive).

               (a)  The conversion ratio of any series of Series
Preferred Stock shall be subject to adjustment in accordance with any anti-dilution provisions fixed for such series.

               (b) Unless otherwise fixed for such series, any adjustment of the conversion ratio as provided in the resolution establishing such series shall remain in effect until further adjustment of the conversion ratio as required thereunder. Upon each such adjustment, unless otherwise fixed for such series, a written instrument, signed by an officer of the Corporation, setting forth such adjustment and a computation and a summary of the facts upon which it is based and the resolutions, if any, of the Board of Directors passed in connection therewith, shall forthwith be filed with the transfer agent or agents for the Series Preferred Stock and made available for inspection by the stockhold-ers, and any adjustment so evidenced, made in good faith, shall be binding upon all stockholders and upon the Corporation.

               (c) Unless otherwise fixed for such series, in order to convert shares of any series of Series Preferred Stock into shares of the Corporation's capital stock, the holder thereof shall surrender the certificate or certificates for shares of such series, duly endorsed to the Corporation or in blank, at the office of any transfer agent for the Series Preferred Stock (or such other place as may be designated by the Corporation), and shall give written notice to the Corporation at said office that he elects to convert the same and shall state in writing therein the name or names in which he wishes the certificate or certificates for shares of such capital stock to be issued. Unless otherwise fixed for such series, the Corporation will, as soon as practicable thereaf-ter, deliver at said office to such holder of the converted shares of Series Preferred Stock, or to his nominee or nominees, a certificate or certificates for the number of full shares of the Corporation's capital stock to which he shall be entitled as aforesaid and make payment for any fractional shares. Unless otherwise fixed for such series, shares of Series Preferred Stock shall be deemed to have been converted as of the date of the surrender of such shares for conversion as provided above, and the person or persons entitled to receive shares of the Corporation's capital stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of the Corporation's capital stock on such date. Unless otherwise fixed for such series, all shares of any series of Series Preferred Stock that shall have been surrendered for conversion shall no longer be deemed to be outstanding and all rights with respect to such shares shall forthwith cease and terminate except only the right of the holder thereof to receive in exchange therefor full shares of the Corporation's capital stock and payment for any fractional shares. Unless otherwise fixed for such series, any shares of any series of Series Preferred Stock so converted shall be returned to the status of authorized but unissued shares of Series Preferred Stock without designation as to series and may be reissued as Series Preferred Stock of any future series to be designated by the Board of Directors.

               (d) A number of authorized shares of capital stock of the Corporation sufficient to provide for the conversion of all series of Series Preferred Stock outstanding and having conversion rights shall at all times be reserved for conversion in accordance with the terms of the respective resolutions authorizing such series.

          4. Liquidation. In the event of the liquidation, dissolution, or winding up of the affairs of the Corporation, whether voluntary or involuntary, the assets of the Corporation shall be distributed among the holders of its capital stock in accordance with the following schedule of priorities and preferenc-es:

               (a) Unless otherwise fixed for such series, there shall be paid to the holders of Series Preferred Stock from any available assets such preferential amounts, in cash or other property, as may be fixed respectively for each such series, plus in each case a further amount per share equal to all accrued and unpaid dividends thereon, all of which shall be paid or set apart for payment before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Corporation to, holders of Common Stock; provided, however, that unless otherwise fixed for such series, no such payment shall be made to holders of shares of any series of the Series Preferred Stock unless at the same time the respective preferential amounts to which the shares of each other series of the Series Preferred Stock are entitled shall likewise be paid or set apart for payment to holders of shares of each such other series. In the event the assets of the Corporation available for distribution to the holders of Series

Preferred Stock shall be insufficient to permit payment to the holders of all series of Series Preferred Stock of the full preferential amount or amounts, then unless otherwise fixed for such series, the entire remaining assets shall be distributed to the holders of all series of the Series Preferred Stock in amounts in like proportion to the respective preferential amounts to which they are entitled.

               (b) After the amounts provided for by Section B.4.(a) have been paid or distributed, the remaining assets and funds of the Corporation shall be distributed among the holders of the Common Stock and any series of Series Preferred Stock or other capital stock of the Corporation that ranks on parity with the Common Stock as to distribution of assets on liquidation, pro rata on a per share basis.

               (c) Unless otherwise fixed for a series of Series Preferred Stock, neither the consolidation nor merger of the Corporation into or with another corporation or corporations, nor the merger or consolidation of another corporation or corporations with or into the Corporation, nor a reorganization of the Corpora-tion, nor the purchase or redemption of all or part of the outstanding shares of any class or classes of the capital stock of the Corporation, nor a sale or transfer of the property and business of the Corporation as, or substantially as, an entity, shall be deemed a liquidation, dissolution, or winding up of the affairs of the Corporation, within the meaning of any of the provisions of this Article Four.

          5. Redemption. Subject to the limitations of this Article Four, the Series Preferred Stock of any series, to the extent, if any, fixed for such series, may be redeemed at the option of the Corporation at any time or from time to time at such redemption price or prices per share as may be fixed for such series plus, in each case and unless otherwise fixed for such series, an amount equal to accrued and unpaid dividends thereon to the date designated for redemption or to such other date, and upon such other terms not inconsistent herewith, as may be fixed for such series. In the event that at any time less than all the Series Preferred Stock of any series is to be redeemed, the shares to be redeemed may be selected pro rata, or by lot, or by such other equitable method as may be determined by the Board of Directors. Unless otherwise fixed for such series, notice of redemption shall be mailed or caused to be mailed by the Corpora-tion, addressed to each holder of record of shares to be redeemed, at his last address as the same appears on the books of the Corporation at least 30 days before the date designated for redemption. Unless otherwise fixed for such series, if such notice of redemption shall have been duly mailed, for such shares, and if on or before the redemption date designated in such notice, all funds necessary for such redemption shall have been irrevocably set aside by the Corporation in trust for the account of the holders of the shares of one or more series of Series Preferred Stock to be redeemed, so as to be available therefor, then, from and after the setting aside of such funds and the mailing of such notice, notwithstanding that any certificate for shares of any series of Series Preferred Stock so called for redemption shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, and the holder of such certificate or certifi-cates shall have with respect to such shares no rights in or with respect to the Corporation except the right to receive the redemption price thereof, without interest, upon the surrender of such certificate or certificates and the right, if and to the extent fixed for such series by the resolution of the Board of Directors providing for the issuance of shares of the series, to convert such shares, on or before the close of business on the third full business day before the date designated for redemption, into other capital stock of the Corporation, and after the date designated for redemption such shares shall not be transferable on the books of the Corporation except to the Corporation. Unless otherwise fixed for such series, any moneys so set aside in trust by the Corporation and unclaimed at the end of six years from the date fixed for such redemption shall be repaid to the Corporation, after which repayment, holders of the shares so called for redemption shall look only to the Corporation for repayment thereof. Unless otherwise fixed for such series, any shares of any Series Preferred Stock so redeemed shall be returned to the status of authorized but unissued shares of Series Preferred Stock so redeemed shall be returned to the status of authorized but unissued shares of Series Preferred Stock without designation as to series and may be reissued as Series Preferred Stock of any future series designated by the Board of Directors.

          6. Authorized Shares. The number of authorized shares of the Series Preferred Stock or of any particular series may be increased or decreased by the affirmative vote of the holders of a majority of the shares of Common Stock.

     C. SERIES 1984-A PREFERRED STOCK. At a meeting duly held on October 8, 1984, the Board of Directors of the Corporation duly adopted the following resolutions (with recitals therein accurate at and as of such date) designating a new series of Series
Preferred Stock of the Corporation:

     WHEREAS, the Corporation's Certificate of Incorporation, as amended (the "Certificate"), now authorizes the issuance of 9,000,000 shares of common stock, with a par value of $1.00 per share ("Common Stock"), and 5,000,000 shares of series preferred stock, without par value ("Series Preferred Stock"); and

     WHEREAS, Article Four of the Certificate now expressly vests in the Board of Directors the authority to fix by resolution or resolutions providing for the issuance of the Series Preferred Stock the stated or capital value, voting powers, designations, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereon of the shares of Series Preferred Stock that are not fixed by the Certificate; and

     WHEREAS, the Corporation desires to create a new series of Series Preferred Stock.

     NOW, THEREFORE, be it

     RESOLVED, that, pursuant to the authority expressly granted to and vested in the Board of Directors by the provisions of the Certificate, unissued shares of the Series Preferred Stock hereby are classified and authorized for issuance, and the designation and number and the voting powers, designations, preferences and relative, participating, optional and other special rights of such shares, and the qualifications, limitations and restrictions of such shares, hereby are fixed as follows:

          1. NUMBER AND DESIGNATION. A series of 541,563 shares of the Series Preferred Stock hereby is established and designated Series 1984-A Preferred Stock (the "Series 1984-A Preferred Stock"). The Board of Directors may, from time to time, by duly adopted resolution, increase or decrease the number of shares of Series 1984-A Preferred Stock so designated.

          2. STATED VALUE. The stated value of each share of Series 1984-A Preferred Stock shall be $41.07.

          3. VOTING PROVISIONS. The holders of shares of Series 1984-A Preferred Stock shall have the right to one vote per share, as a single class with the Common Stock, whether nor or hereafter issued, on all matters submitted to a vote of the holders of the Common Stock. Nothing contained in this SECTION 3 shall prevent the creation of one or more additional series of Series Preferred Stock which have the right to vote with the Series 1984-A Preferred Stock and the Common Stock as a single class on all or particular matters submitted to a vote of the holders of the Common Stock.

          4. DIVIDEND PROVISIONS. The holders of Series 1984-A Preferred Stock, in preference and priority to the holders of Common Stock and any other shares of the Company's capital stock ranking junior to the Series 1984-A Preferred Stock as to dividends or liquidation rights, whether now or hereafter issued ("Junior Stock"), shall be entitled to receive, when and as declared by the Board of Directors, 12% cash dividends at the rate of $4.93 per share per calendar year, and no more. Such dividends shall be payable quarterly, commencing January 1, 1985, on the first days of January, April, July and October of each year ("Dividend Payment Dates"), to holders of record of shares of Series 1984-A Preferred Stock at the close of business on such date preceding the respective Dividend Payment Date as may be fixed by the Board of Directors in a manner consistent with the Certificate and the laws of the State of Delaware.

               (a) Dividends on Series 1984-A Preferred Stock shall accumulate and be cumulative from the date of original issuance, whether or not in any quarterly dividend period there are funds of the Corporation legally available for payment.

               (b) For so long as any Series 1984-A Preferred Stock is outstanding, the Corporation shall not declare or pay any dividend or distribution upon any class of Junior Stock unless all current and accumulated cash dividends have been paid or declared and set apart for payment upon all outstanding shares of the Series 1984-A Preferred Stock.

               (c) For so long as any Series 1984-A Preferred Stock shall be outstanding, the Corporation shall not purchase, redeem, or otherwise acquire any shares of any Junior Stock, nor shall any funds be set apart or made available for any sinking fund for the purpose or redemption of any Junior Stock, unless all current and accumulated cash dividends have been paid or declared and set apart for payment upon all outstanding shares of the Series 1984-A Preferred Stock.

               (d) Cash dividends payable on the Series 1984-A Preferred Stock shall be computed for each full quarterly dividend period by dividing the annual rate by four and, for any period less than a full quarterly dividend period, by multiplying such quarterly dividend by a fraction, the numerator of which is the actual number of days elapsed in the quarter and the denominator of which is the actual number of days in the quarter, in each case including the Dividend Payment Date.

          5. REDEMPTION PROVISIONS. The Series 1984-A Preferred Stock may be redeemed by the Corporation, as hereinafter provided, in whole or in part, at a cash redemption price equal to its stated value of $41.07 per share, plus current and accumulated unpaid cash dividends to the date fixed for redemption, whether or not earned, declared or in arrears.

               (a)  No redemption of the Series 1984-A Preferred
Stock may be made before the fourth anniversary of the date of issuance of the shares called for redemption.

Commencing on the January 1 first occurring four years after issuance of any Series 1984-A Preferred Stock, the Corporation may call for mandatory redemption, during that calendar year and each calendar year thereafter, a number of shares of Series 1984-A Preferred Stock equal to 20% of the aggregate number of shares of Series 1984-A Preferred Stock which on such January 1 had been outstanding more than four years. The right of mandatory redemp-tion granted in this SECTION 5(A) shall be cumulative from year to year.

               (b) If less than all of the Series 1984-A Preferred Stock is to be so redeemed, the redemption shall be made in such amount and by such method, either by lot or PRO RATA, and subject to such provisions of convenience, as shall from time to time be determined by the Board of Directors.

               (c) Notice of any such redemption shall be mailed or caused to be mailed by the Corporation, postage prepaid, not less than 30 days before the date fixed for redemption, to each holder of record of the shares of Series 1984-A Preferred Stock to be redeemed at his address, as the same shall appear upon the books of the Corporation, stating such election on the part of the Corporation, and that on the redemption date there will become due and payable upon each of the shares of Series 1984-A Preferred Stock to be redeemed, at the place specified in such notice, the redemption price of $41.07 per share, plus current and accumulated unpaid dividends as provided in this SECTION 5. Any failure by the Corporation to cause proper notice to be given shall not affect the validity of the proceedings for such redemption except as to the stockholder who was not notified properly.

               (d) If on or before the date fixed for redemption the Corporation shall deposit with any of the Corporation's transfer agents and registrars, as a trust fund for the benefit of the respective holders of the shares of Series 1984-A Preferred Stock to be redeemed, sums sufficient to redeem such shares of Series 1984-A Preferred Stock called for redemption with irrevoca-ble instructions and authority to such transfer agent and registrar to give or complete notice of redemption in the name of the Corporation required by this SECTION 5 and to pay on or after the date fixed for such redemption, to the respective holders of such shares of Series 1984-A Preferred Stock, the redemption price thereof upon the surrender of the certificates representing the shares of Series 1984-A Preferred Stock so called for redemption, then from and after the time of such deposit, although before the date fixed for redemption, such shares of Series 1984-A Preferred Stock so called for redemption shall be deemed to be redeemed and such deposit shall be deemed to constitute full payment of such shares of Series 1984-A Preferred Stock to the respective holders thereof, and such shares of Series 1984-A Preferred

Stock shall no longer be deemed to be outstanding, and the holders thereof shall cease to be stockholders with respect to such shares of Series 1984-A Preferred Stock and shall have no rights with respect thereto, except only the right to receive from such transfer agent and registrar payment of the redemption price of such shares of Series 1984-A Preferred Stock, without interest, upon surrender of the certificates representing the shares of Series 1984-A Preferred Stock so called for redemption and the right to convert such shares into shares of Common Stock, as provided in SECTION 7 below, on or before the close of business on the third full business day before the date fixed for redemption. Money so deposited and unclaimed at the end of six years shall be repaid to the Corporation and thereafter holders of such shares of Series 1984-A Preferred Stock called for redemption shall look only to the Corporation for payment.

               (e) All shares of Series 1984-A Preferred Stock redeemed by the Corporation or which may otherwise be acquired by the Corporation shall be returned to the status of authorized and unissued shares of Series Preferred Stock without any series designation or any powers, preferences or other rights or limita-tions except as may be subsequently fixed by resolution or resolutions adopted by the Board of Directors.

          6. LIQUIDATION PROVISIONS. In the event of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, resulting in any distribution of the Corporation's assets to its stockholders, before any distribution or payment shall be made to the holders of Junior Stock, the holders of the shares of Series 1984-A Preferred Stock shall be entitled to be paid in cash the sum of $41.07 for each share of Series 1984-A Preferred Stock, plus all current and accumulated unpaid cash dividends that such holder would otherwise have been entitled to receive to the date of distribution. If the assets of the Corporation distributable to the holders of shares of Series 1984-A Preferred Stock or to the holders of shares of capital stock of the Corporation ranking in parity with the Series 1984-A Preferred Stock with respect to preferences upon liquidation are insufficient for the payment to them of the full preferential amount described above, the entire remaining assets shall be distributed to the holders of all shares of the Series Preferred Stock in amounts in like proportion to the respective preferential amounts to which they are entitled.

          7. CONVERSION. The holders of shares of Series 1984-A Preferred Stock shall have the right, at their option, to convert all or any part of such shares into shares of Common Stock at any time on, and subject to, the following terms and conditions:

               (a) The number of shares or percentage of a single share of Common Stock (calculated to the nearest 1/100th of a share) issuable upon conversion of each share of Series 1984-A Preferred Stock shall be equal to the $41.07 stated value of a share of Series 1984-A Preferred Stock divided by the conversion price in effect at the time of conversion as hereinafter provided. The price at which shares of Common Stock shall be delivered upon conversion (the "Conversion Price") initially shall be $77.875 per share of Common Stock, subject to adjustment from time to time in certain instances as hereinafter provided.

               (b) Upon conversion the Corporation shall make no payment or adjustment on account of current or accumulated cash dividends on the shares of Common Stock issuable upon, or the Series 1984-A Preferred Stock surrendered for, conversion whether or not earned, declared or in arrears, but all accrued and unpaid dividends on such shares of Series 1984-A Preferred Stock, up to the Dividend Payment Date immediately preceding the date of conversion, shall constitute a debt of the Corporation payable to the converting stockholder in accordance with the Certificate.

               (c) In the event of a call for redemption of any shares of Series 1984-A Preferred Stock, such right of conversion, as to the shares designated for redemption, shall continue up to the close of business on the third full business day before the date fixed for redemption and such right of conversion shall thereupon terminate; provided, however, that if the Corporation shall default in the payment of the redemption price on the date fixed for redemption, such right of conversion shall continue past the date fixed for redemption.

               (d) Before any holder of shares of Series 1984-A Preferred Stock shall be entitled to convert any such shares into shares of Common Stock, such holder shall surrender the certificate or certificates for such shares at the office of any transfer agent of the Corporation for the Series 1984-A Preferred Stock, or at the office of the Corporation if there shall then be no transfer agent for the Series 1984-A Preferred Stock, duly endorsed to the Corporation in blank or accompanied by proper instruments of transfer to the Corporation, and shall give written notice to the Corporation at such office that such holder elects to convert such shares of Series 1984-A Preferred Stock, and shall state in writing therein the name or names in which such holder wishes the certifi-cate or certificates for shares of the Common Stock to be issued.

               (e) The Corporation shall, as soon as practicable after such surrender of certificate(s) for shares of Series 1984-A Preferred Stock as above provided, deliver to the holder or the holder's designee, upon the written order of the holder of the certificate(s) so surrendered, certificates for the number of full shares of Common Stock to which such holder shall be entitled as herein provided, together with cash in respect of any fraction of a share as hereinafter provided, and, if only a part of such shares of Series 1984-A Preferred Stock is converted, a certificate or certificates for the unconverted shares of Series 1984-A Preferred Stock. Such conversions shall be deemed to have been made as of the date of such surrender of shares of Series 1984-A Preferred Stock to be converted, and the person or persons entitled to receive the Common Stock issuable on conversion of such shares shall be treated for all purposes as having become the record holder or holders of such Common Stock on said date.

               (f) The Conversion Price in effect at any time shall be subject to adjustment as follows:

                    (i) In case the Corporation shall (A) declare a dividend on the Common Stock in shares of its capital stock, (B) subdivide outstanding shares of Common Stock, (C) combine outstand-ing shares of Common Stock into a smaller number of shares, or (D) issue by reclassification of any of the Common Stock (including any such reclassification in connection with a consolidation or merger in which the Corporation is the surviving or continuing corpora-
tion) any shares of its capital stock, the Conversion Price in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification shall be proportionately adjusted so that the holder of any share of the Series 1984-A Preferred Stock surrendered for conversion after such time shall be entitled to receive the kind and amount of shares that he would have owned or would have been entitled to receive had such share of the Series 1984-A Preferred Stock been converted immediately before such time. Such adjustment shall be made successively whenever any event listed above shall occur.

                    (ii)  In case the Corporation shall issue
rights or warrants to all holders of the Common Stock entitling them to subscribe for or purchase shares of Common Stock at a price per share less than the Current Market Price (as defined in paragraph (iv) below) on the date fixed for the determination of stockholders entitled to receive such rights or warrants, the Conversion Price shall be adjusted by multiplying the Conversion Price in effect immediately before such date by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock which the aggregate offering price of the total number of shares so offered for subscription or purchase would purchase at such Current Market Price and the denominator shall be the number of shares of Common Stock outstand-ing at the close of business on the date fixed for such determina-tion plus the number of shares of Common Stock so offered for subscription or purchase. Such adjustment shall be made succes-sively whenever any such rights or warrants are issued and shall become effective immediately after the opening of business on the business day following the date fixed for such determination. In determining whether any rights or warrants entitle the holders to subscribe for or purchase shares of Common Stock at less than such Current Market Price, and in determining the aggregate offering price of such shares, there shall be taken into account any consideration received by the Corporation for such rights or warrants, the value of such consideration, if other than cash, to be as determined and set forth in a resolution adopted by the Board of Directors, whose determination shall be final and conclusive.

                    (iii) In case the Corporation shall distribute to all holders of Common Stock (including any such distribution made in connection with a consolidation or merger in which the Corporation is the surviving or continuing corporation) evidences of its indebtedness or assets (excluding dividends or other distributions paid out of earned surplus) or subscription rights or warrants (excluding those referred to in paragraph (ii) above), the Conversion Price in effect immediately before the date fixed for the determination of stockholders entitled to receive such distribution shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately before the close of business on such date by a fraction, of which the numerator shall be the Current Market Price per share on the date fixed for such determination less the then fair market value (as determined and set forth in a resolution adopted by the Board of Directors, whose determination shall be final and conclusive) of the portion of the assets or evidences of indebtedness or such rights or warrants so distributed, attribut-able to one share of Common Stock, and the denominator shall be such Current Market Price per share. Such adjustment shall be made successively whenever any such distribution is made and shall become effective immediately before the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such distribution.

                    (iv) For the purpose of any computation under paragraphs (ii) and (iii) above, the "Current Market Price" on any date shall be deemed to be the closing price per share of Common Stock of the Corporation on the principal national securities exchange on which the Common Stock is listed or, if not so listed, on the National Association of Securities Dealers National Market System; or if no such closing price is available, at the average of the closing bid and asked prices reported on the National Association of Securities Dealers Automated Quotation System; or in the absence of any of the foregoing, the market value as determined and set forth in a resolution adopted by the Board of Directors (whose determination shall be final and conclusive).

                    (v)  Notwithstanding the provisions of
subparagraphs (i) through (iii) above, no adjustment in the Conversion Price shall be required unless such adjustment would require a change of at least 1% in such price; provided, however, that any adjustments which by reason of this paragraph are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this SECTION 7(F) shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.

                    (vi) Whenever the Conversion Price is adjusted as provided in this SECTION 7 the Corporation shall file promptly with the transfer agent or transfer agents for the Common Stock and the Series 1984-A Preferred Stock a certificate of an officer of the Corporation setting forth the adjusted Conversion Price and showing in reasonable detail a computation and a summary of the facts upon which such adjustment is based, including a statement of the consideration received or to be received by the Corporation for any shares of Common Stock issued or deemed to have been issued, and a copy of the resolutions, if any, adopted by the Board of Directors in connection with such adjustment. Such certificate shall be made available for inspection by the stockholders of the Corporation and any adjustment so evidenced, made in good faith, shall be binding upon the Corporation and the holders of the outstanding shares of Series 1984-A Preferred Stock.

               (g) In case of recapitalization or reorganization of the Corporation, or in case of the consolidation or merger of the Corporation with or into any other corporation (other than a consolidation or merger in which the Corporation is the surviving or continuing corporation), or in case of any sale or transfer of all or substantially all assets of the Corporation, the holder of each share of the Series 1984-A Preferred Stock upon such recapi-talization, reorganization, consolidation, merger, sale or transfer shall have the right to convert such share of the Series 1984-A Preferred Stock into the kind and amount of securities, cash and other property which such holder would have been entitled to receive upon such consolidation, merger, sale or transfer if he had held the Common Stock issuable upon the conversion of such share of the Series 1984-A Preferred Stock immediately before such recapi-talization, reorganization, consolidation, merger, sale or transfer.

               (h) In the event that at any time, as a result of any adjustment made pursuant to SECTION 7(F)(I) or 7(G), the holder of any share of the Series 1984-A Preferred Stock thereafter surrendered for conversion shall become entitled to receive any securities other than shares of Common Stock, the amount of such other securities so receivable upon conversion of any share of the Series 1984-A Preferred Stock shall be subject to the provisions with respect to the Common Stock respectively contained in SECTION 7(F) and 7(G), and the provisions of this SECTION 7(H) with respect to the Common Stock shall apply on like terms to any such other securities.

               (i) In case at any time the Corporation shall propose to effect any of the transactions referred to in SECTION 7(F) or 7(G) above, or to effect the voluntary or involuntary dissolution, liquidation or winding up of the Corporation, then, in each such case, the Corporation shall cause to be filed with the transfer agent or transfer agents for the Series 1984-A Preferred Stock and shall cause to be mailed, first class postage prepaid, to the holders of record of the outstanding shares of Series 1984-A Preferred Stock, at least 10 days before the applicable record date hereinafter specified, a notice stating (x) the date on which a record is to be taken for the purpose of determining the stockhold-ers entitled to any distribution or rights, or, if a record is not to be taken, the date as of which the holders of record of Common Stock to be entitled to such distribution or rights are to be determined, provided, however, that no such notification need be made in respect of a record date for any such distribution or rights unless the corresponding adjustment required in the Conversion Price would be an increase or decrease of at least 1%, or (y) the date on which any such other transaction or dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of record of Common Stock of the Corporation shall be entitled to exchange their Common Stock for securities or other property deliverable upon such transaction, dissolution, liquidation or winding up. Failure to give such notice, or any defect therein, shall not affect the legality or validity of such transaction or dissolution, liquida-tion or winding up.

               (j) The Corporation shall at all times reserve for issuance the actual number of full shares of Common Stock then issuable upon the conversion of all outstanding shares of the Series 1984-A Preferred Stock.

               (k) The Corporation shall not be required to pay any taxes that may be payable in respect of the issue or delivery of shares of Common Stock on conversion of shares of the Series 1984-A Preferred Stock pursuant hereto, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax or has established to the satisfaction of the Corporation that such tax has been paid.

     D. $1.75 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, SERIES 1986-A. At meetings duly held on October 7, 1986, November 4, 1986, and March 17, 1987, the Board of Directors of I.C.H. Corporation (the "Company"), and a duly authorized committee thereof, duly adopted the following resolutions (with recitals therein accurate at and as of March 17, 1987) designating a new series of Series Preferred Stock of the Company:

     WHEREAS, the Company's Certificate of Incorporation, as amended (the "Certificate"), now authorizes the issuance of 99,900,000 shares of Common Stock, with a par value of $1.00 per share, 100,000 shares of Class B Common Stock (herein so called), with a par value of $1.00 per share, and 50,000,000 shares of Series Preferred Stock (herein so called), without par value and issuable from time to time in one or more series as determined by the Board of Directors; and

     WHEREAS, Article Four of the Certificate expressly vests in the Board of Directors the authority to fix by resolution or resolutions providing for the issuance of the Series Preferred Stock the stated or capital value, dividend rate, voting powers, designations, preferences, and relative, participating, optional or other special rights and the qualifications, limitations or restrictions of the shares of Series Preferred Stock that are not fixed by the Certificate; and

     WHEREAS, the Board of Directors has designated and issued, by resolution originally adopted on October 8, 1984, 541,563 shares of Series 1984-A Preferred Stock (herein so called), with a stated value of $41.07 per share; and

     WHEREAS, the Company desires to designate and establish a new series of Series Preferred Stock.

     NOW, THEREFORE, BE IT RESOLVED, that, pursuant to the authority expressly granted to and vested in the Board of Directors by the provisions of the Certificate, the Company's issuance of 8,000,000 shares of a new series of the Series Preferred Stock is hereby authorized, and that the powers, designations, preferences, and relative, participating, optional and other special rights, as well as the qualifications, limitations and restrictions, of such shares (in addition to the powers, designations, preferences and rights set forth in, and the qualifications, limitations and restrictions imposed by, the Certificate with respect to the Series Preferred Stock) hereby are fixed and determined by the Board of Directors, as follows:

          1. Designation, Number and Stated Value. The series of Series Preferred Stock authorized and established hereby is designated as the $1.75 Convertible Exchangeable Preferred Stock, Series 1986-A (hereinafter called "this Series"). The number of shares of this Series shall be 8,000,000. The stated value of each share of this Series shall be $25.00, and each share of this Series shall be validly issued and fully paid upon receipt by the Company of legal consideration in an amount at least equal to such stated value and shall not thereafter be assessable.

          2. Dividends. The holders of outstanding shares of this Series shall be entitled to receive, when and as declared by the Board of Directors out of assets of the Company legally available for payment, annual cash dividends at the rate of $1.75 per share, and no more, payable in equal quarterly installments on the 1st calendar day of March, June, September, and December in each year (unless such day is a non-business day, in which event on the next business day thereafter), commencing March 1, 1987 (each such payment date being hereinafter called a "Dividend Date" and each regular quarterly or shorter (in the case of the first such period) period ending with a Dividend Date being hereinafter called a "Dividend Period"; the term "Dividend Period," when used with respect to any Parity Dividend Stock, as hereinafter defined, also shall mean each dividend accrual period ending on a regular date for the payment of cumulative dividends on such Parity Dividend Stock). Such dividends shall be cumulative and shall accrue from the first date of issuance of any shares of this Series (the "Issue Date"), whether or not in any Dividend Period the Company has assets legally available for payment thereof. Dividends payable on shares of this Series (i) as of March 1, 1987, (ii) on any Redemption Date (as defined in Section 5 below) not occurring on a regular Dividend Date or (iii) on any final distribution date relating to a dissolution, liquidation or winding up of the Company and not occurring on a regular Dividend Date shall be calculated on the basis of the actual number of days elapsed, (including the Redemption Date or final distribution date) over a 365-day period. Declared dividends on outstanding shares of this Series shall be payable to record holders thereof as they appear on the stock register of the Company at the close of business on the 15th day of the month preceding the respective Dividend Date or on such other record date as may be fixed by the Board of Directors in advance of a Dividend Date, provided that no such record date shall be less than 10 or more than 60 calendar days preceding such Dividend Date.

     If at any time full cumulative dividends payable for all past Dividend Periods have not been or are not contemporaneously declared and paid or set apart for payment on outstanding shares of this Series and any other stock ranking on a parity as to dividend rights with this Series (the "Parity Dividend Stock"), all dividends declared and paid or set apart for payment on outstanding shares of this Series and the Parity Dividend Stock shall be declared and paid or set apart for payment pro rata so that the amount of such dividends per share of this Series and the Parity Dividend Stock shall in all cases bear to each other the same proportions that the respective accrued and unpaid dividends per share on this Series and the Parity Dividend Stock bear to each other. Unless full cumulative dividends payable on outstanding shares of this Series and Parity Dividend Stock for all past Dividend Periods have been or contemporaneously are declared and paid or set apart for payment, (a) no dividends shall be declared and paid or set apart for payment on the Common Stock (as defined in Section 8 below), Series 1984-A Preferred Stock or any other class or series of stock of the Company ranking junior to this Series as to dividend rights (collectively, the "Junior Dividend Stock") except for dividends payable in shares of Junior Dividend Stock, and (b) no shares of Junior Dividend Stock shall be redeemed, purchased or otherwise acquired by the Company for value except as a result of conversion into or exchange for, or with the proceeds from the sale of, other shares of Junior Dividend Stock; provided, however, that, subject to the provisions of Subsection 3(c) below, the Company shall have the right to redeem, purchase or otherwise acquire under any circumstances shares of any class or series of its stock (including the Series Preferred Stock) other than the Junior Dividend Stock.

          3. Voting. The shares of this Series shall not have any voting powers or rights whatsoever, except for such voting powers as are required by law or as are granted by this Section 3, as follows:

               (a) At any time or times that dividends payable on outstanding shares of this Series or any Parity Dividend Stock shall have been in arrears and remain unpaid in an aggregate amount equal to or exceeding the amount of dividends payable thereon for six Dividend Periods (a "Dividend Default"), then the holders of record of outstanding shares of this Series and the Parity Dividend Stock shall have, in addition to the other voting rights set forth herein, the exclusive right, voting together as a single class without regard to series, to elect two Preferred Directors (as defined in the Certificate) who shall be in addition to the directors constituting the Board of Directors immediately before such election. The vote (at an annual meeting of the Company's stockholders) of the record holders of a majority of the outstanding shares of this Series and the Parity Dividend Stock, voting together as a single class without regard to series, then present and voting (in person or by proxy), or the execution of a written consent by the record holders of a majority of the outstanding shares of this Series and the Parity Dividend Stock then entitled to vote, shall be sufficient to nominate or elect any such Preferred Directors. The holders of a majority of the issued and outstanding shares of the voting class, present in person or represented by proxy, shall constitute a quorum at any meeting for the election of Preferred Directors. The voting rights provided by this Subsection 3(a) shall continue until such time as all accrued and unpaid dividends for all past Dividend Periods on outstanding shares of this Series and the Parity Dividend Stock shall have been declared and paid or set aside for payment in full, at which time such voting rights shall terminate subject to revesting in the event any subsequent Dividend Default shall occur and be continuing. Such Preferred Directors shall be Independent Directors (as defined in the Certificate) and shall serve as such until the earlier occurrence of the election of their respective successors or the termination of the voting rights of holders of shares of this Series and the Parity Dividend Stock as provided in the preceding sentence. So long as a Dividend Default shall continue, any vacancy in the office of such a Preferred Director may be filled by the remaining Preferred Director; provided, however, that any Preferred Director may be removed (with or without cause), and any vacancy resulting from such removal shall be filled, by vote (at an annual meeting of the Company's stock-holders) of the record holders of a majority of the outstanding shares of this Series and the Parity Dividend Stock, voting together as a single class without regard to series, then present and voting (in person or by proxy), or the execution of a written consent by the record holders of a majority of the outstanding shares of this Series and the Parity Dividend Stock then entitled to vote.

               (b) So long as any shares of this Series are outstanding, the Company shall not, directly or through merger or consolidation with any other corporation:

                    (i) without the consent of the holders of at least 66-2/3% of all shares at the time outstanding of this Series and any other series of Series Preferred Stock ranking on a parity with this Series as to dividend and liquidation rights (the "Parity Preferred Stock"), voting together as a single class without regard to series, given in person or by proxy, either in writing or by a vote at an annual meeting of the Company's stockholders or at a special meeting called for the purpose, authorize, create or designate any shares of any class or series of preferred stock of the Company ranking senior to the shares of this Series as to dividend or liquidation rights;

                    (ii) without the consent of the holders of at least 66-2/3% of all shares at the time outstanding of this Series, given in person or by proxy, either in writing or by a vote at an annual meeting of the Company's stockholders or a special meeting called for the purpose, amend, alter or repeal any of the prefer-ences, rights, powers or privileges given to shares of this Series by the provisions of the Certificate, by this Certificate of Designation, or otherwise, so as to affect adversely such prefer-ences, rights, powers or privileges; or

                    (iii) without the consent of the holders of at least a majority of all shares at the time outstanding of this Series and the Parity Preferred Stock, voting together as a single class without regard to series, given in person or by proxy, either in writing or by a vote at an annual meeting of the Company's stockholders or at a special meeting called for the purpose, authorize, create or designate any shares of any class or series of preferred stock of the Company ranking on a parity with this Series as to dividend or liquidation rights.

               (c) Unless all accrued and unpaid dividends for all past Dividend Periods on outstanding shares of this Series have been declared and paid or set aside for payment in full, the Company shall not redeem or purchase less than all outstanding shares of this Series (except through an offer made on the same terms to all holders of outstanding shares of this Series) without the consent of the holders of at least a majority of all shares at the time outstanding of this Series, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose.

               (d) In each case in which the vote or consent of holders of shares of this Series is required by law or is granted by this Section 3, such holders shall be entitled to one vote for each outstanding share of this Series respectively owned of record by them. With respect to any matter (other than a matter provided for above in this Section 3) on which the Series Preferred Stock is entitled to vote by law, the Series Preferred Stock will vote as a single class with the Common Stock unless otherwise required by law.

          4. Liquidation. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of outstanding shares of this Series shall be entitled to receive out of the assets of the Company available for distribution to stockholders, before any payment or distribution of assets shall be made to holders of the Common Stock, Series 1984-A Preferred Stock or any other class or series of stock of the Company ranking junior to this Series as to liquidation rights (collectively, the "Junior Liquidation Stock"), cash liquidating distributions in the amount of the stated value of $25.00 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares of this Series accrued and unpaid thereon to the date of final distribution. Neither the consolidation nor merger of the Company into or with another corporation or corporations, nor the merger or consolidation of another corporation or corporations with or into the Company, nor a reorganization of the Company, nor the purchase or redemption of all or part of the outstanding shares of any class or series of capital stock of the Company, nor a sale or transfer of the property and business of the Company as, or substantially as, an entity, shall be deemed a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, within the meaning of this Section 4. After the payment to the holders of the shares of this Series of the full preferential amounts provided for in this Section 4, the holders of shares of this Series as such shall have no right or claim to, and shall not be entitled to participate further in any distribution of, the remaining assets of the Company. In the event the assets of the Company available for distribution to stockholders upon any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, shall be insufficient to pay in full all preferential amounts to which holders of shares of this Series and each series of Series Preferred Stock ranking, as to liquidation rights, on a parity with this Series are entitled, the holders of all such shares shall participate ratably in any distribution of assets of the Company in proportion to the respective full preferential amounts to which holders of all such shares would be entitled to receive upon such dissolution, liquidation or winding up if all such amounts were then available for distribution.

          5.   Optional Redemption.

               (a) The shares of this Series are redeemable, at any time as a whole or (subject to the provisions of Subsection 3(c) hereof) from time to time in part, on or after December 1, 1988, at the option of the Company exercisable by resolution of the Board of Directors, at the following redemption prices per share, plus in each case accrued and unpaid dividends to the date fixed for redemption by the Board of Directors (the "Redemption Date"), if redeemed during the 12-month period beginning December 1 of the years indicated below:


          Year      Price     Year                     Price
          1988      $26.400   1993                     $25.525
          1989       26.225   1994                      25.350
          1990       26.050   1995                      25.175
          1991       25.875   1996 (and thereafter)     25.000
          1992       25.700


               (b) If the Company shall elect to redeem shares of this Series, notice of such redemption (the "Redemption Notice") shall be given by first-class mail, postage prepaid, mailed not less than 10 nor more than 60 calendar days before the Redemption Date, to each holder of the shares to be redeemed, at such holder's address as the same appears on the stock register of the Company. Each Redemption Notice shall state the Redemption Date; the number of shares of this Series to be redeemed and, if fewer than all shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder and (if deemed appropriate by the Company) the number(s) of the certificate(s) representing such shares; the redemption price per share; and the place or places where certificates for such shares are to be surrendered for payment of the redemption price. Neither the failure by the Company to cause proper Redemption Notice to be given, nor any defect in the Redemption Notice, shall affect the legality or validity of proceedings for such redemption.

               (c) Upon surrender in accordance with the Redemp-tion Notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board of Directors shall so require), such shares shall be redeemed by the Company at the redemption price specified in the Redemption Notice; provided, however, that if on or before the Redemption Date all funds necessary for the redemption shall have been irrevocably set aside by the Company in trust for the account of the holders of the shares of this Series called for redemption, then from and after the mailing of the Redemption Notice and the setting aside of such funds (provided that the provisions of Subsection 3(c) above do not preclude such redemption), notwithstanding that any certificate for any such shares has not been surrendered, all shares of this Series called for redemption shall be deemed to have been redeemed and shall cease to be outstanding, and all rights of the holders thereof as stockholders of the Company, except the right to receive the respective redemption price (including accrued and unpaid dividends to the Redemption Date but without interest) upon surrender of their stock certificates and the right to convert such shares of this Series in accordance with and subject to the provisions of Section 6, shall cease and terminate. If less than all outstanding shares of this Series are to be redeemed, the shares to be redeemed shall be selected by lot or pro rata, as the Company's Board of Directors may determine, from outstanding shares of this Service not previously called for redemption. If less than all shares owned by a stockholder shall be redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

          6.   Conversion.

               (a)  Subject to and upon compliance with the
provisions of this Section 6, each holder of outstanding shares of this Series shall have the right, at his option exercisable at any time before the close of business on the third full business day before any Redemption Date with respect to any such shares (unless the Company shall thereafter default in the payment of the redemption price therefor) or before the close of business on the Exchange Date (as defined in Section 7), to convert any or all of his outstanding shares of this Series into that number of duly authorized, validly issued, fully paid and nonassessable whole shares of Common Stock (calculated as to each conversion to the nearest 1/100th of a share) as shall be obtained by dividing the stated value of the shares of this Series to be converted by the Conversion Price then in effect. As used in this Certificate of Designation, "Conversion Price" shall mean the price at which one whole share of Common Stock will be issued upon conversion of outstanding shares of this Series pursuant to this Section 6. The Conversion Price shall initially be $32.50, but shall be subject to adjustment or reduction as provided in this Section 6.

               (b) In order to exercise the conversion privilege, any holder of outstanding shares of this Series to be converted:
(i) shall surrender the certificate or certificates for such shares during regular business hours at the office or agency maintained by the Company in the City of New York, Borough of Manhattan or at such other offices or agencies as the Company may determine (a "Conversion Agent"), which certificate or certificates shall be duly endorsed or accompanied by proper instruments for transfer to the Company or in blank and shall be accompanied by payment of all amounts owed to the Company as provided in Subsection 6(o) below;
(ii) shall give written notice to the Company at said office or agency that he elects so to convert such shares of this Series; and
(iii) shall state in writing therein the name or names (with address or addresses) in which he desires the certificate or certificates for shares of Common Stock to be issued.

          As soon as practicable after the surrender of a certifi-cate or certificates for shares of this Series to be converted and all instruments, amounts and notices above prescribed, the Company shall issue and deliver to the respective Conversion Agent a certificate or certificates for the number of whole shares of Common Stock (or other securities) issuable upon such conversion, together with a cash payment in lieu of any fraction of a share as provided in Subsection 6(d) and a new certificate or certificates for any unconverted shares of this Series formerly represented by one or more of the converting stockholder's surrendered certifi-cates, to the person or persons entitled thereto.

Shares of this Series surrendered for conversion shall be deemed to have been converted as of the close of business on the date of such surrender, accompanied by all instruments, amounts and notices above prescribed, and the person or persons entitled to receive the shares of Common Stock (or other securities) issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares from and after such time of surrender; provided, however, that any such surrender on any date when the stock transfer books of the Company are closed for any purpose shall not be effective to constitute the person or persons entitled to receive the shares of Common Stock or other securities upon such conversion as the record holder or holders of such shares on such date, but such surrender shall be effective to constitute the person or persons in whose name or names the certificates for such shares of Common Stock or other securities are to be issued as the record holder or holders thereof for all purposes immediately before the close of business on the next succeeding day on which such stock transfer books are open, and such conversion shall be at the Conversion Price in effect at such time on such succeeding day.

               (c) No payment or adjustment shall be made by or on behalf of the Company on account of dividends accrued, declared or in arrears on shares of this Series surrendered for conversion or on shares of Common Stock or other securities issued upon such conversion, except all dividends on shares of this Series surren-dered for conversion that are accrued and unpaid up to the Dividend Date immediately preceding the date of such conversion shall constitute a debt of the Company payable to the converting stockholder in accordance with the Certificate.

               (d) No fractional share of Common Stock or other security shall be issued upon any conversion of shares of this Series, but in lieu of such issuance the Company shall purchase the fractional share for cash in an amount equal to the product obtained by multiplying such fractional share by the Closing Price (as hereinafter defined) of the Common Stock or such other security, as the case may be, on the date on which the respective shares of this Series are duly surrendered for conversion or, if no such Closing Price is then available, on the most recent Trading Day (as hereinafter defined) before such date of surrender for which such a Closing Price is available. If more than one certificate representing shares of this Series shall be surrendered for conversion at any one time by the same stockholder, the number of whole shares of Common Stock or other security that shall be issuable upon conversion thereof shall be computed on the basis of the aggregate number of shares of this Series represented by all certificates so surrendered.

     "Closing Price" as to any security on any day shall mean the closing sale price on the principal national securities exchange on which the security is listed for trading, or if not so listed, on the National Association of Securities Dealers National Market System; or if no such closing price is available, at the average of the closing bid and asked quotations of the security reported on the National Association of Securities Dealers Automated Quotation System; or, if neither such System provides prices or quotations for such security, the fair market value of such security as determined and set forth in a resolution adopted by the Board of Directors (whose determination shall be final and conclusive).

     "Trading Day" as to any security shall mean a date on which the principal national securities exchange on which the security is listed or admitted to trading is open for the transaction of business; or if the security is not listed or admitted to trading on any national securities exchange, a date on which any New York Stock Exchange member firm is open for the transaction of business.

               (e) (i) In case the Company shall at any time (A) make a distribution or pay a dividend on the Common Stock in shares of the Common Stock, (B) subdivide the outstanding shares of Common Stock into a greater number of shares, or (C) combine the outstand-ing shares of Common Stock into a smaller number of shares, then the Conversion Price in effect immediately before such action shall be adjusted so that the holder of outstanding shares of this Series thereafter converted may receive the number of shares of Common Stock that he would have owned immediately following such action if he had converted the shares of this Series immediately before the record date (or, if no record date, the effective date) for such action. The adjustment in the Conversion Price pursuant to this paragraph (i) shall become effective immediately after the record date in the case of a dividend or distribution and immediately after the effective date in the case of a subdivision, combination or reclassification.

                    (ii) In case the Company shall at any time (A) make a distribution on the Common Stock in shares of its capital stock other than Common Stock, or (B) issue by reclassification of the Common Stock (other than pursuant to a change from no par value to par value, or from par value to no par value, or a change in par value, or as a result of a subdivision or combination of shares of Common Stock) any shares of its capital stock other than the Common Stock, the Company shall, upon the subsequent conversion of any share of this Series, issue to the holder of such share (in addition to the number of shares of Common Stock issuable upon such conversion) the number of shares of capital stock (other than Common Stock) that such holder would have received if he had converted the share of this Series immediately before the record date (or, if no record date, the effective date) for such action. The number of shares of such capital stock (other than Common Stock) so receivable shall be subject to adjustment on terms comparable to those applicable to Common Stock in paragraph (i) of Subsection 6(e).

                    (iii) In case the Company shall distribute to all holders of outstanding shares of the Common Stock on the record date mentioned below rights or warrants entitling them for a period expiring on or before 60 calendar days following said record date to subscribe for or purchase shares of Common Stock at a price per share less than the Current Market Price per share of Common Stock at such record date, the Conversion Price shall be adjusted so that the same shall equal the amount determined by multiplying the Conversion Price in effect immediately before such distribution by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding on such record date plus the number of shares of Common Stock which the aggregate exercise price of the shares of Common Stock covered by such rights or warrants would purchase at such Current Market Price (which latter number of shares shall be the quotient resulting from the division of (A) an amount equal to the product obtained by multiplying the number of shares of Common Stock initially purchasable pursuant to such rights or warrants by the exercise price for such rights or warrants by (B) such Current Market Price) and of which the denominator shall be the number of shares of Common Stock outstanding on such record date plus the number of shares of Common Stock initially purchasable pursuant to such rights or warrants. Such adjustment shall be made whenever such rights or warrants are distributed and shall become effective immediately after the record date for the determination of stockholders entitled to receive such rights or warrants.

                    (iv) In case the Company shall distribute to all holders of outstanding shares of the Common Stock on the record date mentioned below debt securities or assets (excluding cash dividends or cash distributions paid out of consolidated current and retained earnings of the Company as shown on its books) or rights or warrants (excluding rights or warrants subject to the provisions of paragraph (iii) of Subsection 6(e) above) to subscribe for or purchase shares of Common Stock, then in each such case the Conversion Price shall be determined by multiplying the Conversion Price in effect immediately before such distribution by a fraction, of which the numerator shall be the remainder obtained by subtracting (A) the fair market value on such record date of the assets, debt securities, rights or warrants applicable to one share of Common Stock as determined by the Board of Directors (whose determination of such fair market value shall be final and conclusive and shall be set forth in a resolution filed with each Conversion Agent) from (B) the Current Market Price per share of Common Stock on such record date, and of which the denominator shall be such Current Market Price. Such adjustment shall be made whenever any such distribution is made and shall become effective immediately after the record date for the determination of stockholders entitled to receive such distribution.

               (f) For the purpose of any computation under Subsection 6(e), the "Current Market Price" per share of Common Stock at any date shall be deemed to be the average of the daily Closing Prices of a share of Common Stock for the 30 consecutive Trading Days commencing before such date.

               (g) No adjustment of the Conversion Price pursuant to this Section 6 need be made unless such adjustment would require an increase or decrease of at least 1% in the Conversion Price, but in such case any adjustment that would otherwise be required then to be made shall be carried forward and shall be made at the time of and together with the next subsequent adjustment. All calcula-tions under this Section 6 shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.

               (h) No adjustment in the Conversion Price, or in securities issuable upon conversion of shares of this Series, shall be made for any sale of, or distribution of rights or warrants to purchase, Common Stock (or other securities issuable upon conver-sion of the shares of this Series) to the extent that such sale or distribution occurs in connection with a dividend or interest reinvestment plan providing for sales of Common Stock (or other securities issuable upon conversion of the shares of this Series) at a price equal to at least 95% of the fair market value (as defined in such plan) of such Common Stock (or such other securi-
ties). If shares of this Series become convertible solely into cash, no adjustment shall be made thereafter, and interest shall not accrue on the cash.

               (i) Irrespective of any adjustments in the actual Conversion Price (or the number of shares of Common Stock or other securities into which any share of this Series is convertible), any share of this Series issued before, upon or after such adjustment may continue to express the Conversion Price and conversion rate stated in certificates representing the initially issued shares of this Series.

               (j) In case any consolidation or merger of the Company into another corporation, or any merger of another corporation into the Company (excluding such a merger in which the Company is the surviving or continuing corporation and which does not result in any reclassification, conversion, exchange or cancellation of the outstanding shares of Common Stock), or any sale of all or substantially all of the Company's assets to another corporation or person shall be effected, then, as a condition of such consolidation, merger or sale (a "Transaction"), lawful and adequate provision shall be made whereby the right of each holder of outstanding shares of this Series to convert such shares shall become the right from and after the Transaction to receive, upon surrender and conversion of such shares of this Series and upon the basis, terms and conditions specified herein and in lieu of the shares of the Common Stock and other securities that would have been issuable upon conversion of such shares of this Series immediately before the Transaction, such shares of stock, securi-ties or assets as such holder would have owned immediately after the Transaction if he had converted his shares of this Series immediately before the effective date of the Transaction. The Company shall not effect any Transaction unless prior to or simultaneously with the consummation thereof the successor corporation or person (if other than the Company) resulting from the Transaction or purchasing assets in the Transaction shall assume by written instrument the obligation to deliver to each such holder such shares of stock, securities or assets as in accordance with the foregoing provisions, such holder may be entitled to receive upon surrender and conversion of his outstanding shares of this Series.

               (k) The Company from time to time may reduce the Conversion Price by any amount for any period of time if the period is at least 20 calendar days and if the reduction is irrevocable during such period; provided, however, that the Conversion Price shall not be reduced to an amount less than the par value, if any, of a share of Common Stock. Whenever the Conversion Price is reduced, the Company shall give notice of the reduction at least 10 calendar days before the date the reduced Conversion Price takes effect, which notice shall be given in the manner set forth in Subsection 6(m) and shall state the reduced Conversion Price and the period it will be in effect. A reduction in the Conversion Price pursuant to this Subsection shall not change or adjust the Conversion Price otherwise in effect for purposes of this Section 6.

               (l) Whenever the Conversion Price, or the securi-ties issuable upon conversion, shall be adjusted as hereinabove provided, the Company shall forthwith file, with each Conversion Agent, a statement that shall be signed by the Chairman of the Board, the President, any Vice President or the Treasurer of the Company and that shall reflect in detail the facts requiring such adjustment and the actual Conversion Price, or the securities issuable upon conversion, to be in effect after such adjustment.

               (m) In case the Company at any time shall (i) take any action that would require an adjustment in the Conversion Price, or the securities issuable upon conversion, pursuant to paragraph (i), (ii), (iii) or (iv) of Subsection 6(e), (ii) become a party to any Transaction specified in Subsection 6(j), or (iii) liquidate, dissolve or wind up its affairs, whether voluntarily or involuntarily, then the company shall cause to be filed with each Conversion Agent, and shall cause to be mailed, first-class postage prepaid, to each record holder of outstanding shares of this Series at his address appearing in the stock records of the Company, a notice describing such action to be taken and stating the record date, if any, for the respective action and the date on which the respective action is expected to become effective. Such notice shall be given at least 10 calendar days before (i) the record date of any action subject to the provisions of clause (A) of paragraph
(i) of Subsection 6(e) or clause (A) of paragraph (ii) of Subsec-tion 6(e) or to the provisions of paragraph (iii) or (iv) of Subsection 6(e) or (ii) the expected effective date of any other action requiring notice pursuant to this Subsection 6(m). Neither the failure of the Company to cause such notice to be given, nor any defect therein, shall affect the legality or validity of the action for which such notice is required.

               (n) The Company shall at all times reserve and keep available, free from preemptive rights, out of its treasury stock or authorized but unissued Common Stock, or both, solely for the purpose of effecting the conversion of shares of this Series hereunder, such number of whole shares of Common Stock as shall then be sufficient to effect the conversion of all outstanding shares of this Series.

               (o) The Company shall pay any and all transfer taxes that may be payable in respect of the issuance or delivery of shares of Common Stock or other securities on conversion of shares of this Series pursuant hereto; provided, however, that the Company shall not be required to pay any tax or taxes which may be payable in respect of any transfer involved in the issuance or delivery of shares in a name other than that of the holder of the shares of this Series to be converted, and no such issuance or delivery shall be made unless and until the person requesting such issuance has paid to the Company the amount of any such tax or has established, to the satisfaction of the Company, that such tax has been paid or is not due.

          7.   Exchange Provisions.

               (a) The outstanding shares of this Series are exchangeable in whole, but not in part, at the option of the Company, exercisable by resolution adopted by the Board of

Directors, on any Dividend Date beginning December 1, 1988, for 7% Convertible Subordinated Debentures due 2011 of the Company (the "Debentures"). Holders of outstanding shares of this Series shall be entitled to receive $25.00 principal amount of the Debentures in exchange for each outstanding share of this Series held of record by them at the time of exchange except that any holder of fewer than 20 shares of this Series shall receive a cash payment of $25.00 per share for each share held; accrued and unpaid dividends on all shares to be exchanged will be paid as provided in Section
2 in cash in either case. If the Company elects to exchange the Debentures for the shares of this Series, it shall mail written notice of its intention to exchange to each holder of record of the shares of this Series not less than 30 nor more than 60 calendar days before the date fixed by the Board of Directors for the exchange (the "Exchange Date"). Before giving such notice of exchange, the Company shall execute and deliver with a bank or trust company selected by the Company an Indenture (the "Inden-ture") substantially in the form filed as an Exhibit to the Registration Statement (File No. 33-9455), as amended on the effective date thereof, relating to the Debentures and filed with the Securities and Exchange Commission, with such changes in the Indenture or the Debentures as the Company or the Indenture trustee shall deem necessary or appropriate. The Company shall cause the Debentures to be authenticated on the Exchange Date; at the close of business on the Exchange Date, the rights of the holders of shares of this Series as stockholders of the Company shall immediately cease and terminate (except the right to receive on the Exchange Date an amount equal to accrued and unpaid dividends on such shares to, but excluding, the Exchange Date), and the persons entitled to receive the Debentures issuable upon exchange shall be treated for all purposes as the registered holders of such Debentures pursuant to the Indenture. The Debentures shall be delivered, and payment for accrued and unpaid dividends on shares of this Series shall be made, to the persons entitled thereto upon surrender to the Company or its agent appointed for that purpose of certificates for the shares of this Series being exchanged therefor.

               (b) The Company shall not give notice of its intention to exchange pursuant to this Section 7 unless:

                    (i)  it shall have filed at the office or
agency of the Company maintained in the City of New York, Borough of Manhattan, for the conversion of shares of this Series an opinion of counsel (who may be an employee of the Company) that the Indenture has been duly authorized by the Company, has been duly qualified under the Trust Indenture Act of 1989 and will, upon execution and delivery thereof, constitute a valid and binding agreement of the Company which is enforceable against the Company in accordance with its terms (subject, as to enforcement of remedies, to bankruptcy, reorganization, insolvency, moratorium or other laws affecting creditors' rights generally from time to time in effect, to equitable principles and to such other qualifications as are then customarily contained in opinions of counsel experienced in such matters); that the Debentures have been duly authorized and, when executed and authenticated in accordance with the provisions of the Indenture and delivered in exchange for the shares of this Series, will constitute valid and binding obligations of the Company entitled to the benefits of the Indenture (subject as aforesaid); and that the Debentures have been registered under the Securities Act of 1933 or that the exchange of the Debentures for the shares of this Series is exempt from registration under the Securities Act of 1933; and

                    (ii) all accrued and unpaid dividends on the outstanding shares of this Series for all past Dividend Periods ending on the last Dividend Date immediately preceding the Exchange Date have been declared and paid or set aside for payment.

          8. Common Stock Defined. The term "Common Stock" shall mean the Common Stock, par value $1.00 per share, of the Company as the same exists on the date of this Certificate of Designation and any other class of the Company's capital stock into which such Common Stock may hereafter have been changed.

          9. Miscellaneous. Holders of shares of this Series or of the Common Stock issued upon conversion thereof shall not have any preemptive rights. Of the consideration to be received for the issuance of shares of this Series, the Board of Directors hereby determines that an amount equal to the stated value of $25.00 per share shall constitute capital of the Company, and no part of such consideration shall constitute additional paid-in capital of the Company. MBank Dallas, National Association is hereby appointed Transfer Agent, Registrar, Conversion Agent and Dividend Disbursing Agent for this Series. Subject to the provisions of Subsection 3(b), the Board of Directors reserves the right by subsequent amendment of this Certificate of Designation from time to time to increase or decrease the number of shares constituting this Series (but not below the number of shares thereof then outstanding) and in other respects to amend this Certificate of Designation within the limitations provided hereby and by law and the Certificate.

     E. $4.50 REDEEMABLE PREFERRED STOCK, SERIES 1987-B. The Board of Directors of I.C.H. Corporation (the "Company") and a duly authorized committee thereof, at a meeting duly held on Septem-ber 23, 1987 and by unanimous consent dated as of January 14, 1988, duly adopted the following resolutions (with recitals therein accurate at and as of such date) designating a new series of Series Preferred Stock of the Company:

     WHEREAS, the Company's Certificate of Incorporation, as amended (the "Certificate"), now authorizes the issuance of 99,900,000 shares of Common Stock (herein so called), with a par value of $1.00 per share, 100,000 shares of Class B Common Stock (herein so called), with a par value of $1.00 per share, and 50,000,000 shares of Series Preferred Stock (herein so called), without par value and issuable from time to time in one or more series as determined by the Board of Directors; and

     WHEREAS, Article Four of the Certificate now expressly vests in the Board of Directors the authority to fix by resolution or resolutions providing for the issuance of the Series Preferred Stock the stated or capital value, dividend rate, voting powers, designations, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereon of the shares of Series Preferred Stock that are not fixed by the Certificate; and

     WHEREAS, the Board of Directors has designated and issued, by resolution originally adopted on October 8, 1984, 541,563 shares of Series 1984-A Preferred Stock (herein so called), with a stated value of $41.07 per share; and

     WHEREAS, the Board of Directors has designated, by resolution originally adopted on October 7, 1986, 9,200,000 shares of $1.75 Convertible Exchangeable Preferred Stock, Series 1986-A ("Series 1986-A Preferred Stock"), with a stated value of $25.00 per share, and has issued 8,000,000 shares of Series 1986-A Preferred Stock; and

     WHEREAS, the Board of Directors decreased, by resolution originally adopted on March 17, 1987, the number of authorized shares of Series 1986-A Preferred Stock from 9,200,000 to
8,000,000; and

     WHEREAS, the Board of Directors has designated, by resolution originally adopted on September 23, 1987, 2,000,000 shares of $5.50 Redeemable Preferred Stock, Series 1987-A ("Series 1987-A Preferred Stock"), with a stated value of $50.00 per share, and has issued 1,000,000 shares of Series 1987-A Preferred Stock; and

     WHEREAS, the Board of Directors has designated and issued, by resolution originally adopted on December 28, 1987, 1,000,000 shares of $8.00 Redeemable Preferred Stock, Series 1987-C ("Series 1987-C Preferred Stock"), with a stated value of $50.00 per share; and

     WHEREAS, the Company desires to designate and establish a new series of Series Preferred Stock.

     NOW, THEREFORE, BE IT RESOLVED, that, pursuant to the authority expressly granted to and vested in the Board of Directors by the provisions of the Certificate, the Company's issuance of 140,000 shares of a new series of the Series Preferred Stock, which shall rank junior to the Series 1986-A Preferred Stock, and on a parity with the Series 1984-A Preferred Stock, the Series 1987-A Preferred Stock and the Series 1987-C Preferred Stock, in each case as to dividends and the distribution of assets upon liquidation, dissolution, or winding up of the Company, is hereby authorized, and that the winding up of the Company, is hereby authorized, and that the powers, designations, preferences, and relative, partici-pating, optional and other special rights, as well as the qualifi-cations, limitations and restrictions, of such shares (in addition to the powers, designations, preferences and rights set forth in, and the qualifications, limitations and restrictions imposed by, the Certificate with respect to the Series Preferred Stock) hereby are fixed and determined by the Board of Directors, as follows:

          1. Designation, Number and Stated Value. The series of Series Preferred Stock authorized and established hereby is designated as the $4.50 Redeemable Preferred Stock, Series 1987-B (hereinafter called "this Series"). The number of shares of this Series shall be 140,000. The stated value of each share of this Series shall be $50.00, and each share of this Series shall be validly issued and fully paid upon receipt by the Company of legal consideration in an amount at least equal to such stated value and shall not thereafter be assessable.

          2. Dividends. The holders of outstanding shares of this Series shall be entitled to receive, when and as declared by the Board of Directors out of the assets of the Company legally available for payment, annual cash dividends at the rate of $4.50 per share, and no more, payable in equal quarterly installments on the 1st calendar day of January, April, July, and October in each year (unless such day is a nonbusiness day, in which event on the next business day thereafter), commencing April 1, 1988 (each such payment date being hereinafter called a "Dividend Date" and each regular quarterly or shorter (if, in the case of the first such period, the Issue Date, as hereinafter defined, is subsequent to January 1, 1988) period ending with a Dividend Date being hereinaf-ter called a "Dividend Period"; the term "Dividend Period," when used with respect to any Parity Dividend Stock, as hereinafter defined, also shall mean each dividend accrual period ending on a regular date for the payment of cumulative dividends on such Parity Dividend Stock). Such dividends shall be cumulative and shall accrue from January 1, 1988 or, if subsequent to January 1, 1988, the first date of issuance of any shares of this Series (the "Issue Date"), whether or not in any Dividend Period the Company has assets legally available for payment thereof. Dividends payable on shares of this Series (i) as of April 1, 1988, (ii) on any Redemption Date (as defined in
Section 5 below) not occurring on a regular Dividend Date or (iii) on any final distribution date relating to a dissolution, liquida-tion or winding up of the Company and not occurring on a regular Dividend Date shall be calculated on the basis of the actual number of days elapsed (including the Redemption Date or final distribu-tion date) over a 365-day period. Declared dividends on outstand-ing shares of this Series shall be payable to record holders thereof as they appear on the stock register of the Company at the close of business on the 15th day of the month preceding the respective Dividend Date or on such other record date as may be fixed by the Board of Directors in advance of a Dividend Date, provided that no such record date shall be less than 10 nor more than 60 calendar days preceding such Dividend Date.

     No dividends shall be declared and paid or set apart for payment, on the shares of this Series in respect of any Dividend Period unless dividends have been or are contemporaneously declared and paid or set apart for payment on all shares of the Series 1986-A Preferred Stock and any other class or series of stock of the Company ranking prior, as to dividends, to this Series for all dividend periods coinciding with or ending before such Dividend Period.

     If at any time full cumulative dividends payable for all past Dividend Periods have not been or are not contemporaneously declared and paid or set apart for payment on outstanding shares of this Series and any other stock ranking on a parity as to dividend rights with this Series (the "Parity Dividend Stock"), all dividends declared and paid or set apart for payment on outstanding shares of this Series and the Parity Dividend Stock shall be declared and paid or set apart for payment pro rata so that the amount of such dividends per share of this Series and the Parity Dividend Stock shall in all cases bear to each other the same proportions that the respective accrued and unpaid dividends per share on this Series and the cumulative dividends payable on outstanding shares of this Series and Parity Dividend Stock bear to each other. Unless full cumulative dividends payable on outstand-ing shares of this Series and Parity Dividend Stock for all past Dividend Periods have been or contemporaneously are declared and paid or set apart for payment, (a) no dividends shall be declared and paid or set apart for payment on the Common Stock, or any other class or series of stock of the Company ranking junior to this Series as to dividend rights (collectively, the "Junior Dividend Stock") except for dividends payable in shares of Junior Dividend Stock, and (b) no shares of Parity Dividend Stock or Junior Dividend Stock shall be redeemed, purchased or otherwise acquired by the Company for value except as a result of conversion into or exchange for, or with the proceeds from the sale of, other shares of Parity Dividend Stock or Junior Dividend Stock; provided, however, the Company shall have the right to redeem, purchase or otherwise acquire under any circumstances shares of any class or series of its stock (including the Series Preferred Stock) other than the Parity Dividend Stock or Junior Dividend Stock.

          3. Voting. The shares of this Series shall not have any voting powers or rights whatsoever, except for such voting powers as are required by law or as are granted by this Section 3, as follows:

               (a) At any time or times that dividends payable on outstanding shares of this Series or any Parity Dividend Stock shall have been in arrears and remain unpaid in an aggregate amount equal to or exceeding the amount of dividends payable thereon for six Dividend Periods (a "Dividend Default"), then the holders of record of outstanding shares of this Series and the Parity Dividend Stock shall have, in addition to the other voting rights set forth herein, the exclusive right, voting together as a single class without regard to series, to elect two Preferred Directors (as defined in the Certificate) who shall be in addition to the directors constituting the Board of Directors immediately before such election. The vote (at an annual meeting of the Company's stockholders) of the record holders of a majority of the outstand-ing shares of this Series and the Parity Dividend Stock, voting together as a single class without regard to series, then present and voting (in person or by proxy), or the execution of a written consent by the record holders of a majority of the outstanding shares of this Series and the Parity Dividend Stock then entitled to vote, shall be sufficient to nominate or elect any such Preferred Directors. The holders of a majority of the issued and outstanding shares of the voting class, present in person or represented by proxy, shall constitute a quorum at any meeting for the election of Preferred Directors. The voting rights provided by this Subsection 3(a) shall continue until such time as all accrued and unpaid dividends for all past Dividend Periods on outstanding shares of this Series and the Parity Dividend Stock shall have been declared and paid or set aside for payment in full, at which time such voting rights shall terminate subject to revesting in the event any subsequent Dividend Default shall occur and be continu-ing. Such Preferred Directors shall be Independent Directors (as defined in the Certificate) and shall serve as such until the earlier occurrence of the election of their respective successors or the termination of the voting rights of holders of shares of this Series and the Parity Dividend Stock as provided in the preceding sentence. So long as a Dividend Default shall continue, any vacancy in the office of such a Preferred Director may be filled by the remaining

Preferred Director; provided, however, that any Preferred Director may be removed (with or without cause), and any vacancy resulting from such removal shall be filled, by vote (at an annual meeting of the Company's stockholders) of the record holders of a majority of the outstanding shares of this Series and the Parity Dividend Stock, voting together as a single class without regard to series, then present and voting (in person or by proxy), or the execution of a written consent by the record holders of a majority of the outstanding shares of this Series and the Parity Dividend Stock then entitled to vote.

               (b) So long as any shares of this Series are outstanding, the Company shall not, directly or through merger or consolidation with any other corporation:

                    AR\ without the consent of the holders of at least 66-2/3% of all shares at the time outstanding of this Series and any other series of Series Preferred Stock ranking on a parity with this Series as to dividend and liquidation rights (the "Parity Preferred Stock"), voting together as a single class without regard to series, given in person or by proxy, either in writing or by a vote at an annual meeting of the Company's stockholders or at a special meeting called for the purpose, authorize, create or designate any shares of any class or series of preferred stock of the Company ranking senior to the shares of this Series as to dividend or liquidation rights; or

                    (ii) without the consent of the holders of at least 66-2/3% of all shares at the time outstanding of this Series, given in person or by proxy, either in writing or by a vote at an annual meeting of the Company's stockholders or a special meeting called for the purpose, amend, alter or repeal any of the prefer-ences, rights, powers or privileges given to shares of this Series by the provisions of the Certificate, by this Certificate of Designation, or otherwise, so as to affect materially and adversely such preferences, rights, powers or privileges; provided, however, that any increase in the authorized Series Preferred Stock or the creation and issuance of any class or series of stock of the Company ranking on a parity with or junior to this Series shall not be deemed to materially and adversely affect such preferences, rights, powers or privileges.

               (c) Unless all accrued and unpaid dividends for all past Dividend Periods on outstanding shares of this Series have been declared and paid or set aside for payment in full, the Company shall not redeem or purchase less than all outstanding shares of this Series (except through an offer made on the same terms to all holders of outstanding shares of this Series) without the consent of the holders of at least a majority of all shares at the time outstanding of this Series, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose.

               (d) In each case in which the vote or consent of holders of shares of this Series is required by law or is granted by this Section 3, such holders shall be entitled to one vote for each outstanding share of this Series respectively owned of record by them. With respect to any matter (other than a matter provided for above in this Section 3) on which the Series Preferred Stock is entitled to vote by law, the Series Preferred Stock will vote as a single class with the Common Stock unless otherwise required by law.

          4. Liquidation. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary of involuntary, the holders of outstanding shares of this Series shall be entitled to receive out of the assets of the Company available for distribution to stockholders, before any payment or distribution of assets shall be made to holders of the Common Stock, or any other class or series of stock of the Company ranking junior to this Series as to liquidation rights and after any such payment or distribution to holders of the shares of the Series 1986-A Preferred Stock and any other class or series of stock of the Company ranking prior upon liquidation, dissolution, or winding up, cash liquidating distribu-tions in an amount of the stated value of $50.00 per share, plus a sum equal to all dividends on such shares of this Series accrued and unpaid thereon to the date of final distribution. Neither the consolidation nor merger of the Company into or with another corporation or corporations, nor the merger or consolidation of another corporation or corporations with or into the Company, nor a reorganization of the Company, nor the purchase or redemption of all or part of the outstanding shares of any class or series of capital stock of the Company, nor a sale or transfer of the property and business of the Company as, or substantially as, an entity, shall be deemed a liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary, within the meaning of this Section 4. After the payment to the holders of the shares of this Series of the full preferential amounts provided for in this Section 4, the holders of shares of this Series as such shall have no right or claim to, and shall not be entitled to participate further in any distribution of, the remaining assets of the Company. In the event the assets of the Company available for distribution to stockholders upon any dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, shall be insufficient to pay in full all preferential amounts to which holders of shares of this Series and each series of Preferred Stock ranking, as to liquidation rights, on a parity with this Series are entitled, the holders of all such shares shall participate ratably in any distribution of assets of the Company in proportion to the respective full preferential amounts to which holders of all such shares would be entitled to receive upon such dissolution, liquidation, or winding up if all such amounts were then available for distribution.

          5.   Redemption.

               (a) The shares of this Series are redeemable, at any time as a whole or from time to time in part, at the option of the Company exercisable by resolution of the Board of Directors, at a Redemption Price (herein so called), payable in cash, equal to its stated value of $50.00 per share plus accrued and unpaid dividends to the date fixed for redemption by the Board of Directors (the "Redemption Date").

               (b) If the Company shall elect to redeem shares of this Series, notice of redemption of shares of this Series (the "Redemption Notice") shall be given by first-class mail, postage prepaid, mailed not less than 10 nor more than 60 calendar days before the Redemption Date, to each holder of the shares to be redeemed, at such holder's address as the same appears on the stock register of the Company. Each Redemption Notice shall state the Redemption Date; the number of shares of this Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder and (if deemed appropriate by the Company) the number(s) of the certificate(s) representing such shares; the Redemption Price per share; and the place or places where certificates for such shares are to be surrendered for payment of the Redemption Price. Neither the failure by the Company to cause proper Redemption Notice to be given, nor any defect in the Redemption Notice, shall affect the legality or validity of proceedings for such redemption.

               (c) Upon surrender in accordance with the Redemp-tion Notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board of Directors shall so require), such shares shall be redeemed by the Company at the Redemption Price specified in the Redemption Notice; provided, however, that if on or before the Redemption Date all funds necessary for the redemption shall have been irrevocably set aside by the Company in trust for the account of the holders of the shares of this Series called for redemption, then from and after the mailing of the Redemption Notice and the setting aside of such funds, notwithstanding that any certificate for any such shares has not been surrendered, all shares of this Series called for redemption shall be deemed to have been redeemed and shall cease to be outstanding, and all rights of the holders thereof as stockhold-ers of the Company, except the right to receive the respective Redemption Price (including accrued and unpaid dividends to the Redemption Date, but without interest) upon surrender of their stock certificates.

          6. Conversion. Shares of this Series are not convert-ible into any other shares of capital stock of the Company.

          7. Miscellaneous. Holders of shares of this Series shall not have any preemptive rights. Of the consideration to be received for the issuance of shares of this Series, the Board of Directors hereby determines that an amount equal to the stated value of $50.00 per share shall constitute capital of the Company, and no part of such consideration shall constitute additional paid-in capital of the Company. The Transfer Agent, Registrar, and Disbursing Agent for this Series shall be appointed from time to time by resolution of the Board of Directors; provided, however, that in the absence of any such appointment or a vacancy in any such agency, the Company shall serve in each such nonappointed or vacant capacity. The Board of Directors reserves the right by subsequent amendment of this Certificate of Designation from time to time to increase or decrease the number of shares constituting this Series (but not below the number of shares thereof then outstanding) and in other respects to amend this Certificate of Designation within the limitations provided hereby and by law and the Certificate.

ARTICLE FIVE.  The Corporation is to have perpetual existence.

ARTICLE SIX. In furtherance and not in limitation of the powers conferred by statute, the By-Laws of the Corporation may be made, altered, amended or repealed by the stockholders or by the Board of Directors.

ARTICLE SEVEN. Meetings of the stockholders may be held within or without the State of Delaware, as the By-Laws may provide. The books of the Corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-Laws of the Corporation. Elections of directors need not be by written ballot unless the By-Laws of the Corporation shall so provide.

ARTICLE EIGHT. The Corporation reserves the right to amend, alter, change or repeal any provisions contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

ARTICLE NINE. To the fullest extent permitted by the Delaware General Corporation Law as the same exists or hereafter may be amended, no director of this corporation shall be liable to this corporation or its stockholders for monetary damages for breach of fiduciary duty as a director.

     IN WITNESS WHEREOF, the Corporation has caused this Certifi-cate to be executed in its name and on its behalf by its duly authorized officer and its corporate seal to be affixed hereto and attested as of the 14th day of April, 1994.

                              I.C.H. CORPORATION


                              By:    /s/  Sheryl G. Snyder
                                   ________________________________
                                   Sheryl G. Snyder
                                   Executive Vice President

ATTEST:


By:  /s/  Cynthia W. Young
   _____________________________
   Cynthia W. Young
   Secretary

                                                    Exhibit 10.43

        FIRST AMENDMENT TO RETIREMENT/RETAINER AGREEMENT



    THIS FIRST AMENDMENT TO RETIREMENT/RETAINER AGREEMENT made and entered into by and between I.C.H. CORPORATION, a Delaware corporation ("ICH"), FACILITIES MANAGEMENT INSTALLATION, INC, a
Delaware corporation ("FMI") and PHILLIP E. ALLEN ("Allen"),


                      W-I-T-N-E-S-S-E-T-H:

    WHEREAS, Allen, ICH and FMI entered into a Retirement/Retainer Agreement ("Agreement") as of the 26th day of May, 1993; and

    WHEREAS, Allen, ICH and FMI desire to amend the Agreement as hereinafter set forth,

    NOW, THEREFORE, for $10.00 in hand paid by Allen to each of ICH and FMI, the receipt and sufficiency of which is hereby acknowledged, they hereby covenant and agree as follows:

    1. The first sentence of Paragraph 6 of the Agreement is hereby amended to read as follows:

    "ICH agrees that commencing on the effective date of this Agreement, that Allen shall have the right to use, rent free, until ninety (90) days after receipt of written notice from ICH ("Use Period"), his former office and the reception and secretarial space immediately adjacent thereto ("Former Office") and the furniture, fixtures and equipment therein, situated on the first floor of the Western Pioneer Building at 4211 Norbourne Blvd., Louisville, Kentucky."

    2. Paragraph 11 of the Agreement is hereby amended to read as follows:

    "ICH and FMI hereby release Allen and Allen hereby releases
ICH and FMI from all liabilities, claims and/or causes of actions, if any, which they may have against each other as of the date of this Agreement; provided that there is expressly excluded from this release (i) Allen's rights to any and all monies or other benefits which Allen is entitled to receive from ICH and FMI in his capacity as an employee of FMI and as a participant in the ICH Companies Benefit Plans, to include, without limitation, ICH's deferred compensation and savings plans, (ii) Allen's rights under the Indemnification Agreement entered into between ICH and Allen dated July 22, 1987, and (iii) Allen's rights to indemnification from ICH and/or its direct or indirect subsidiary companies ("Subsidiaries") pursuant to Delaware or other applicable law or pursuant to the Articles of Incorporation, Charter and/or By-laws of ICH and/or its Subsidiaries."

    3. The Agreement shall otherwise remain unchanged and in full force and effect.

    EXECUTED as of the 22nd day of March, 1994.



                                   ______________________________
                                   Phillip E. Allen



                                   I.C.H. Corporation



                                   By:___________________________
                                      Robert L. Beisenherz
                                      Chairman, Chief Executive
                                      Officer and President



                                   Facilities Management
                                     Installation, Inc.



                                   By:___________________________
                                      Robert L. Beisenherz
                                      Chairman, Chief Executive
                                      Officer and President

                                                             Exhibit 11.1
                   I.C.H. CORPORATION AND SUBSIDIARIES

        COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
          ON AVERAGE SHARES OUTSTANDING AND FULLY DILUTED BASES
                               (Unaudited)

              (Dollars in Thousands, Except Per Share Data)

                                                     Three Months Ended
                                                          March 31,
                                                   ______________________
                                                     1994         1993
                                                     ____         ____
                                                               (Restated)
Computation for statements of earnings:
  Operating earnings (loss)                     $    (4,177)  $   105,623
  Less dividends on preferred stock                  (4,325)       (7,700)
                                                ___________   ___________
  Operating earnings (loss) applicable
     to common stock                                 (8,502)       97,923
   Cumulative effect to January 1, 1993 of
       change in method of accounting for
       postretirement benefits                                     (1,812)
  Extraordinary losses                                             (1,231)
                                                ___________   ___________
  Net earnings (loss) applicable to
    common stock                                $    (8,502)  $    94,880
                                                ===========   ===========

  Weighted average common shares outstanding     47,870,690    47,908,225
                                                ===========   ===========

  Earnings (loss) per common share:
     Operating earnings (loss)                  $      (.18)  $      2.05
        Cumulative effect to January 1, 1993 of
          change in method of accounting for
          postretirement benefits                                    (.04)
     Extraordinary losses                                            (.03)
                                                ___________   ___________
          Net earnings (loss)                   $      (.18)  $      1.98
                                                ===========   ===========

Additional computations(A):
  Weighted average common shares outstanding     47,878,690    47,908,225
  Incremental common shares applicable to common
    stock options based on the common stock
    daily average market price during the
    period                                          825,657       995,313
                                                ___________   ___________
  Weighted average common shares, as adjusted    48,704,347    48,903,538
                                                ===========   ===========

  Weighted average common shares outstanding     47,878,690    47,908,225
  Incremental common shares applicable to common
    stock options based on the more dilutive of the
    common stock ending or daily average market
    price during the period                         826,028     1,298,964
  Assumed conversion of convertible
    preferred shares                              7,867,451     7,867,542
                                                ___________   ___________
  Weighted average common shares, assuming full
     dilution                                    56,572,169    57,074,731
                                                ===========   ===========

  Net earnings (loss) applicable to common stock
     assuming conversion of convertible preferred
        stock                                   $    (4,334)  $    99,048
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

                               (Continued)

                   I.C.H. CORPORATION AND SUBSIDIARIES

        COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
    ON AVERAGE SHARES OUTSTANDING AND FULLY DILUTED BASES, Continued
                               (Unaudited)

              (Dollars in Thousands, Except Per Share Data)

                                                     Three Months Ended
                                                          March 31,
                                                  ______________________
                                                  1994         1993
                                                  ____         ____
                                                           (Restated)
Additional computations, continued(A):
  Earnings (loss) per common share:
     Average shares outstanding:
         Operating earnings (loss)           $      (.17)  $      2.01
            Cumulative effect to January 1, 1993 of
              change in method of accounting for
              postretirement benefits                             (.04)
         Extraordinary losses                                     (.03
                                             ___________   ___________
          Net earnings (loss)                $      (.17)  $      1.94
                                             ===========   ===========

     Fully diluted, assuming conversion of all
       applicable securities(B):
         Operating earnings (loss)           $      (.08)  $      1.79
            Cumulative effect to January 1,
              1993 of change in method of
              accounting for postretirement
              benefits                                            (.03)
         Extraordinary losses                                     (.02)
                                             ___________   ___________
          Net earnings (loss)                $      (.08)  $      1.74
                                             ===========   ===========

______________
(B) Fully diluted earnings in 1994 as reflected in this exhibit are considered "antidilutive" because they result in per share earnings that exceed per share earnings as determined on the primary basis or per share losses that are less than per share losses as determined on the primary basis. Fully diluted earnings per share in 1994 as reflected in the consolidated statement of earnings (loss) were determined based on primary earnings per share calculations as a result of such antidilution.
