Form 10-Q
period 1994-08-12
SOUTHWESTERN LIFE CORP
filed 1994-08-12
CIK 49588

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended        June 30, 1994
                               ____________________________

                               OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

Commission file number                        1-7697
                               ___________________________________

                  Southwestern Life Corporation
__________________________________________________________________
     (Exact name of registrant as specified in its charter)

               Delaware                             43-6069928
_____________________________________________  ___________________
(State or other jurisdiction of incorporation    I.R.S. Employer
              or organization)                 Identification No.)

 100 Mallard Creek Road, Suite 400, Louisville, Kentucky  40207
__________________________________________________________________
(Address of principal executive offices)               (Zip Code)

                         (502) 894-2100
__________________________________________________________________
      (Registrant's telephone number, including area code)

                       I.C.H. Corporation
__________________________________________________________________
      (Former name, former address and former fiscal year,
                  if changed since last report)

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

             Class and Title of               Shares Outstanding
               Capital Stock                 as of August 10, 1994
            __________________               ____________________
     Common Stock, $1.00 Par Value                47,265,016


Index to Exhibits appears on pages 30-32.

                  SOUTHWESTERN LIFE CORPORATION

                  (Formerly I.C.H. Corporation)

                            FORM 10-Q

                              INDEX



                                                          Page(s)
                                                          -------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Consolidated Balance Sheets at June 30, 1994
          and December 31, 1993                               3

        Consolidated Statements of Earnings (Loss) for
          the Three Months and the Six Months Ended
          June 30, 1994 and 1993                              4

        Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1994 and 1993             5

        Notes to Financial Statements                        6-14

     Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations       15-25

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                             26-27

     Item 4.  Submission of Matters to a Vote of
              Security Holders                              27-28

     Item 6.  Exhibits and Reports on Form 8-K               28

Index to Exhibits                                           30-32

                     PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SOUTHWESTERN LIFE CORPORATION
                      (Formerly I.C.H. Corporation)
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                    June 30,   December 31,
     ASSETS                                           1994        1993
                                                  ___________  ___________
                                                       (In Thousands)
Investments:
  Fixed maturities:
    Available for sale at fair value               $1,607,230  $1,691,693
    Held to maturity at amortized cost                 15,305      26,149
  Equity securities, at fair value                     18,144      75,831
  Mortgage loans on real estate, at amortized cost    124,084     138,504
  Real estate, at lower of cost or fair value          64,781      67,491
  Policy loans                                        175,713     177,736
  Collateral loans                                     76,432      34,099
  Investments in limited partnerships                  44,430      43,640
  Cash and short-term investments                     272,029     366,922
  Other invested assets                                21,004      16,058
                                                   ----------  ----------
     Total investments                              2,419,152   2,638,123
Due from reinsurers                                   253,152     388,083
Notes and accounts receivable and uncollected premiums 15,528       6,951
Accrued investment income                              29,587      31,633
Deferred policy acquisition costs                     208,420     168,525
Present value of future profits of acquired business   81,564      50,705
Deferred income tax asset                              55,274      53,033
Excess cost of investments in subsidiaries over net
  assets acquired, net of accumulated amortization    302,833     307,604
Other assets                                           43,390      47,999
Assets held in separate accounts                        5,016       5,207
                                                   ----------  ----------
                                                   $3,413,916  $3,697,863
                                                   ==========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Insurance liabilities:
  Future policy benefits and
    other policy liabilities                       $  916,901  $  927,303
  Universal life and investment
    contract liabilities                            1,667,107   1,684,396
Notes payable:
  Due within one year                                   8,235      34,546
  Due after one year                                  379,343     383,435
Federal income taxes currently payable                 21,366      29,015
Other liabilities                                     101,789     138,791
Liabilities related to separate accounts                5,016       5,207
                                                   ----------  ----------
                                                    3,099,757   3,202,693
                                                   ----------  ----------
Stockholders' equity:
  Preferred stock                                     199,997     229,239
  Common stock                                         71,721      71,594
  Common stock, Class B                                               100
  Additional paid-in capital                          155,564     155,499
  Net unrealized investment gains (losses), net of
    deferred income taxes in 1993                    (120,349)     20,458
  Retained earnings                                    64,569      71,833
                                                   ----------  ----------
                                                      371,502     548,723
  Notes receivable collateralized by common stock      (1,762)     (1,729)
  Treasury stock, at cost                             (55,581)    (51,824)
                                                   ----------  ----------
                                                      314,159     495,170
                                                   ----------  ----------
                                                   $3,413,916  $3,697,863
                                                   ==========  ==========

The accompanying notes are an integral part of these financial statements.

                         SOUTHWESTERN LIFE CORPORATION
                         (Formerly I.C.H. Corporation)
                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                            ------------------------- ------------------------
                                1994         1993         1994         1993
                            ------------  ----------   ----------  -----------
                                                                    (Restated)
Income:
  Premium income and other
    considerations              $   113,131 $   118,213 $   229,705 $   236,599
  Net investment income              51,997     43,762      82,004     106,186
  Realized investment gains
    (losses)                            673     (5,766)      1,347      13,369
  Equity in earnings of equity
    investees and limited
    partnerships                        431     12,656         843      24,522
  Gain on sale of stock by Bankers
    Life Holding Corporation                                            99,376
  Other income                        8,826      6,699      11,325      33,346
                                ----------- ---------- -----------  -----------
                                    175,058    175,564     325,224     513,398
                                ----------- ---------- -----------  ----------
Benefits, expenses and costs:
  Policyholder benefits              99,584    102,547     190,269     216,553
  Amortization of deferred policy
    acquisition costs and present
    value of future profits          13,102     14,686      25,395      27,752
  Other operating expenses           34,869     42,837      72,349      91,764
  Amortization of excess cost         2,398      2,402       4,796       4,803
  Interest expense                   12,664     17,104      25,109      36,282
                                ----------- ---------- -----------  ----------
                                    162,617    179,576     317,918     377,154
                                ----------- ---------- -----------  ----------
Operating earnings (loss) before
  income taxes                       12,441     (4,012)      7,306     136,244
Income tax expense (credit)           7,703      4,464       6,745      39,097
                                ----------- ---------- -----------  ----------

Operating earnings (loss)             4,738     (8,476)        561      97,147

Cumulative effect to January 1,
  1993 of change in method of
  accounting for post-retirement
  benefits, net of tax effect                                           (1,812)

Extraordinary losses,
  net of tax effect                              (129)                  (1,360)
                                ----------- ---------  -----------  ----------

Net earnings (loss)                   4,738    (8,605)         561      93,975

Less dividends on preferred stock    (3,500)   (7,700)      (7,825)    (15,400)
                                ----------- ---------  -----------  ----------

Net earnings (loss) applicable
  to common stock               $     1,238 $ (16,305) $    (7,264) $   78,575
                                =========== =========  ===========  ==========

Weighted average shares
  outstanding                    47,829,460 47,918,802  47,853,939  47,913,409
                                =========== ========== ===========  ==========

Earnings (loss) per common share:
Primary:
  Operating earnings (loss)
  Cumulative effect to
    January 1, 1993                 $ .03      $(.34)      $(.15)        $1.71
    of change in method of accounting
    for postretirement benefits                                           (.04)
  Extraordinary losses                                                    (.03)
                                ---------- ----------  ---------    ----------
    Net earnings (loss)              $ .03      $(.34)     $(.15)        $1.64
                                ========== ==========  =========    ===========

Fully diluted:
  Operating earnings (loss)          $ .03      $(.34)      $(.15)       $1.58
  Cumulative effect to January 1, 1993
    of change in method of accounting
    for postretirement benefits                                           (.03)
  Extraordinary losses                                                    (.02)
                                ---------- -----------  ----------  ----------
    Net earnings (loss)              $ .03       $(.34)      $(.15)      $1.53
                                ========== ===========  ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                  SOUTHWESTERN LIFE CORPORATION
                  (Formerly I.C.H. Corporation)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 1994 and 1993
                         (In Thousands)
                           (Unaudited)

                                                      1994        1993
                                                      ----        ----
                                                                (Restated)
Cash flows from operating activities:
  Operating earnings                              $       561   $    97,147
  Items not requiring (providing) cash:
    Adjustments related to universal life and
      investment products:
        Interest credited to account balances          20,937        52,419
        Charges for mortality and administration      (35,778)      (36,497)
    Depreciation and amortization                       9,352         8,623
    Increase in future policy benefits                  3,219         3,306
    Decrease (increase) in deferred policy
      acquisition costs                                  (505)        3,471
    Increase (decrease) in currently payable
      income taxes                                     (7,649)        5,482
    Decrease in deferred income taxes                   6,306        42,721
    Decrease in policy liabilities, other
      policyholder funds, accounts payable
      and accrued expenses                            (12,725)      (30,353)
    Decrease (increase) in notes and accounts
      receivable and accrued investment incom          (2,671)          253
    Decrease in asset valuation allowances             (1,417)         (935)
    Equity in earnings of equity investees and
      limited partnerships                               (843)      (24,522)
    Gain on termination of reinsurance                 (8,735)      (17,117)
    Gain on sale of stock by BLHC                                   (99,376)
    Other, net                                          3,299         9,282
                                                  -----------   -----------
      Net cash provided (used) by operating
        activities                                    (26,649)       13,904
                                                  -----------   -----------

Cash flows from investing activities:
  Sales and maturities of long-term invested assets   517,849       772,663
  Purchases of fixed maturities                      (462,866)     (531,284)
  Purchases of other long-term invested assets        (88,997)      (52,765)
  Additional investment in CFLIC preferred stock      (21,078)
  Purchase of subsidiary, net of cash acquired         (3,589)
  Cash received (transferred) on reinsurance
    transactions                                       10,108       (43,152)
  Other                                                (2,500)
                                                  -----------   -----------
      Net cash provided (used) by investing
        activities                                    (51,073)      145,462
                                                  -----------   -----------

Cash flows from financing activities:
  Proceeds of collateralized mortgage note
    obligations                                                     171,000
  Policyholder contract deposits                       87,770        91,422
  Policyholder contract withdrawals                   (91,664)     (242,283)
  Principal payments on notes payable                    (402)      (37,923)
  Early retirement of subordinated debt                             (38,190)
  Principal payments on collateralized mortgage
    note obligations                                               (194,528)
  Purchase of common stock for treasury                  (500)         (932)
  Dividends on preferred shares                        (7,825)      (15,400)
  Other                                                (4,550)
                                                  -----------   -----------
      Net cash provided (used) by financing
        activities                                   (17,171)      (266,834)
                                                 -----------    -----------

Net decrease in cash and short-term investments      (94,893)      (107,468)
Cash and short-term investments at beginning of
  period                                             366,922        421,765
                                                 -----------    -----------
Cash and short-term investments at end of period $   272,029    $   314,297
                                                 ===========    ===========


The accompanying notes are an integral part of these financial statements.

                  SOUTHWESTERN LIFE CORPORATION
                  (Formerly I.C.H. Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________


1. SIGNIFICANT ACCOUNTING POLICIES:

   Effective June 15, 1994, I.C.H. Corporation changed its name to Southwestern Life Corporation (the Company or SLC).

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

   For the six months ended June 30, 1993, the Company had previously reported a non-operating gain totaling $79,459,000, net of deferred income tax effects, representing the Company's equity in the proceeds of a common stock offering by the Company's then-equity investee, Bankers Life Holding Corporation
   (BLHC). On September 30, 1993, the Company sold its investment in BLHC to Conseco, Inc. (Conseco) and one of Conseco's subsidiaries for $287,639,000. Upon the sale of the investment in BLHC, the Company reclassified its previously reported non-operating gain as a component of operating earnings and, as a result of the reclassification, revenues were increased by $99,376,000 to reflect the pre-tax gain resulting from BLHC's stock offering and income tax expense was increased $19,917,000 to reflect the tax effects associated with such gain. The accompanying financial statements for the six months ended June 30, 1993, have been restated to reflect the above described reclassification. As a result of the reclassification, primary operating earnings per common share for the six months ended June 30, 1993, increased from $.05 to $1.71 and fully diluted operating earnings per common share increased from $.18 to $1.58. The reclassification had no effect on net earnings or net earnings per common share for the six months ended June 30, 1993, and had no effect on the results for the three months ended June 30, 1993.

   Primary earnings per share are computed by dividing earnings, less preferred dividend requirements, by the weighted average number of common shares outstanding. In computing fully diluted earnings per share, the weighted average number of common shares outstanding is adjusted to reflect common stock equivalents resulting from stock options and the assumed conversion of the Company's Series 1984-A and 1986-A Preferred Stock into common shares if outstanding at the end of the reporting period, and preferred dividend requirements are adjusted to eliminate dividends on the shares assumed to have been converted. The computation of fully diluted earnings per share excludes the assumed conversion of such preferred shares for each period in which the assumed conversion would be antidilutive.

                  SOUTHWESTERN LIFE CORPORATION
                  (Formerly I.C.H. Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________


1. SIGNIFICANT ACCOUNTING POLICIES, continued:


   Previously reported amounts for 1993 have, in some instances, been reclassified to conform to the 1994 presentation.

2. INVESTMENT IN BANKERS LIFE HOLDING CORPORATION:

   The Company continued to reflect its equity in the earnings of BLHC through the date of sale. Following are unaudited condensed statement of financial results for BLHC for the six months June 30, 1993 and the Company's equity in such results as reflected in its consolidated statement of earnings (in thousands):

   Bankers Life Holding Corporation:
     Revenues                                      $   718,500
     Earnings from operations                           64,300
     Extraordinary loss from early debt retirement      (5,600)
     Net earnings attributable to common stock          54,200

   Amounts recorded by the Company:
     Equity in operating earnings of BLHC          $    20,539
     Equity in extraordinary losses of BLHC             (1,370)
                                                   -----------
     Equity in earnings of BLHC                    $    19,169
                                                   ===========

3. NOTES PAYABLE:

   Notes payable at June 30, 1994 and December 31, 1993, are summarized as follows:

                                                   1994         1993
                                                   ----         ----
                                                    (In Thousands)

   Borrowings under senior secured loan                      $   30,000
   11 1/4% Senior Subordinated Notes due 1996    $  266,101     266,101
   11 1/4% Senior Subordinated Notes due 2003        91,161      91,161
   9 1/2% unsecured note payable due 1996            25,550      25,550
   Note payable, interest at prime, due in
     monthly installments through 1999,
     collateralized by aircraft equipment             4,469       4,872
   Other                                                297         297
                                                 ----------  ----------
                                                 $  387,578  $  417,981
                                                 ==========  ==========

     At June 30, 1994, the Company has notes receivable totaling $26,500,000 from an unaffiliated third party, which are collateralized by the Company's note payable with a carrying value of $20,670,000. The Company has the right to set off its obligation against the notes receivable. In the accompanying balance sheets, the Company's notes receivable have been reflected net of amounts due under the note payable.

                  SOUTHWESTERN LIFE CORPORATION
                  (Formerly I.C.H. Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________


4.   FEDERAL INCOME TAXES:

     The provision for income taxes on operating earnings (loss) consists of the following components:

                                                Six Months Ended
                                                    June 30,
                                             ----------------------
                                              1994           1993
                                              ----           ----
                                              (In Thousands)

   Current tax expense (credit)           $      439     $    (3,624)
   Deferred tax expense                        6,306          42,721
                                          ----------     -----------
                                          $    6,745     $    39,097
                                          ==========     ===========

     A reconciliation of the income tax provisions based on the prevailing corporate income tax rates of 35% in 1994 and 34% in 1993 to the provisions reflected in the consolidated financial statements is as follows (in thousands):

                                                  Six Months Ended
                                                       June 30,
                                                 ---------------------
                                                    1994       1993
                                                    ----       ----
   Computed expected income tax expense
     at statutory regular tax rate             $    2,557   $   46,323
   Amortization of excess cost                      1,679        1,633
   Reduction in deferred income tax asset
     valuation allowance                                        (8,790)
   Permanent loss of tax deductions from
     redemption of Company's equity
     securities (see Note 8)                        4,532
   Other                                           (2,023)         (69)
                                               ----------   ----------

        Income tax expense                     $    6,745   $   39,097
                                               ==========   ==========


     Net unrealized investment gains included in stockholders' equity at December 31, 1993, are reflected net of deferred income taxes totaling $8,226,000. Net unrealized investment losses included in stockholders' equity at June 30, 1994, have not been tax effected because of the uncertainty as to the Company's ability to generate capital gains in an amount sufficient to offset the unrealized capital losses.

5.   COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES:

     The Company and its subsidiaries have been under examination by the Internal Revenue Service (IRS) for the tax years 1983 through 1992. The IRS had previously completed its examination for the years 1983 through 1985 and had previously issued Preliminary Notices of Deficiencies totaling approximately $17.5 million, before interest. In March 1994, the Company reached agreement with the IRS relative to such proposed deficiencies and subsequently paid settlements to the IRS totaling $3,972,000, including interest. The Company

                  SOUTHWESTERN LIFE CORPORATION
                  (Formerly I.C.H. Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________


5.   COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES, continued:

     had previously provided a liability for such settlements and, as a consequence, the settlements had no effect on the Company's 1994 results of operations.

     In July 1994, the IRS completed its examination for the tax years 1986 through 1989 and issued Preliminary Notices of Deficiencies totaling approximately $127.7 million, before interest. A substantial portion of the proposed deficiencies involves the deductibility of approximately $444 million of interest expense on certain surplus debentures issued by the Company's insurance subsidiaries. The examining agent involved had previously submitted a Request for Technical Advice to the IRS Chief Counsel's Office relative to such interest deductions. The IRS Chief Counsel's Office did not provide any advice on the issue and closed the case for lack of presently available additional information. Notwith-standing the response from the IRS Chief Counsel's Office, the examining agent chose to include the issue in the Revenue Agent's Report (RAR). Management intends to vigorously protest the proposed deficiencies and is in the process of preparing an appeal relative to the surplus debenture interest issue and other significant issues reflected in the RAR. Management believes the surplus debentures in question were legally enforceable debt instruments, as opposed to equity contributions, and that the related interest was properly deductible. In addition, the domiciliary states of the Company's insurance subsidiaries recognized such surplus debentures as valid debt instruments. Further, all existing case law has held in favor of taxpayers with regard to the issue of whether surplus debentures represent debt, as opposed to equity, and, as a consequence, management believes that the Company and its subsidiaries do not have significant exposure to additional taxes as a result of the proposed deficiencies.

     Modern American Life Insurance Company (Modern) is a defendant in a class action lawsuit filed on or about May 14, 1993 in the Circuit Court of Jackson County, Missouri, styled WILLIAM
     D. CASTLE, ET AL. V. MODERN AMERICAN LIFE INSURANCE COMPANY (the Castle case). The suit purports to be brought on behalf of a class of persons who own what plaintiffs denominate as charter contracts, issued by life insurance companies merged into or acquired by Modern and its predecessors. The suit alleges breach of contract, and seeks declaratory judgment, costs, expenses and such other relief as the Court deems appropriate. As an alternative, the suit seeks rescission. SLC was added as a defendant to the CASTLE case by an amended petition, filed February 16, 1994, alleging that the Company should be liable for any judgment against Modern through either disregarding Modern's corporate existence or finding tortious interference by the Company with plaintiff's contracts with Modern. SLC's motion to dismiss the amended petition as to SLC has been denied. On July 27, 1994, the Circuit Court entered an order granting the plaintiffs' motion for certification of the suit as a class action and certified six subclasses composed of the persons who own or owned the so-called charter contracts purchased from Modern and five of its predecessor corporations. Modern believes it has meritorious defenses to the CASTLE case and intends to defend the case vigorously.

                  SOUTHWESTERN LIFE CORPORATION
                  (Formerly I.C.H. Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________


5.   COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES, continued:

     On or about October 12, 1993, the plaintiffs in the CASTLE case also filed a lawsuit in the Circuit Court of Cole County, Missouri, naming Modern and the Director of the Missouri Department of Insurance (the Missouri Director) as defendants. The second lawsuit, styled ROBERT J. MEYER, ET AL. V. JAY ANGOFF, DIRECTOR OF THE MISSOURI DEPARTMENT OF INSURANCE AND MODERN AMERICAN LIFE INSURANCE COMPANY (the MEYER case), was an appeal from the regulatory proceedings before the Missouri Department of Insurance, by which Modern received regulatory approvals required for it to participate in a restructuring of the Company's insurance holding company organization. The restructuring was completed on or about September 29, 1993. The plaintiffs in the MEYER case were seeking reversal or remand of the Director's order of approval, declaratory judgment and such other relief to which they claim they were entitled. On July 16, 1994, the Cole Circuit Court issued an order indicating it had reviewed the Department's decision on the record pursuant to Missouri's administrative procedure act and affirmed the Missouri Director's orders.

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

6.   REALIZED INVESTMENT GAINS (LOSSES):

     Following is an analysis of the major components of gains
     (losses) on investments (in thousands):


                         Three Months Ended         Six Months Ended
                              June 30,              June 30,
                        -------------------- ---------------------
                          1994       1993      1994       1993
                          ----       ----      ----       ----
   Fixed maturities    $    225  $   (327)  $  2,245  $ 14,023
   Mortgage-backed
     securities                                         (1,014)
   Equity securities        740       (99)      (485)    6,113
   Investment in limited
     partnership                   (5,013)              (5,013)
   Other                   (292)     (327)      (413)     (740)
                       --------  --------   --------  --------
                       $    673  $ (5,766)  $  1,347  $ 13,369
                       ========  ========   ========  ========


7.   EXTRAORDINARY LOSSES:

     For the six months ended June 30, 1993, the Company reflected an extraordinary loss totaling $690,000, resulting from the premium paid to effect the early redemption of $37.5 million principal amount of the Company's 16 1/2% Senior Subordinated Debentures due 1994. In addition, the Company reflected its equity in the extraordinary loss of BLHC resulting from early retirement of debt totaling $1,370,000. The extraordinary losses have been reflected net of the estimated tax effects totaling $700,000.

                  SOUTHWESTERN LIFE CORPORATION
                  (Formerly I.C.H. Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________

8.   TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE
     COMPANY:

     On June 15, 1993, the Company, the Company's then-controlling shareholder, Consolidated National Corporation (CNC), and CNC's subsidiary, Consolidated Fidelity Life Insurance Company (CFLIC), entered into an agreement (the 1993 Agreement) under which (i) the Company was authorized, and undertook the obligation, to negotiate the termination of reinsurance agreements pursuant to which CFLIC reinsured certain annuity business written by Southwestern Life Insurance Company (Southwestern), a subsidiary of the Company, and Bankers Life and Casualty Company (Bankers), a former subsidiary of the Company, and (ii) the Company transferred assets, consisting of a limited partnership interest (that has since been liquidated) and 83% of the outstanding common stock of I.C.H. Funding Corporation (ICH Funding), to CFLIC to acquire preferred stock of CFLIC, with a stated value of $63,000,000. Under the terms of the 1993 Agreement, the CFLIC preferred stock was to be repurchased by CFLIC immediately following the termination of the CFLIC reinsurance agreements. The reinsur-ance agreements had been entered into in 1990 in conjunction with the Company's sale of Marquette National Life Insurance Company (Marquette) to CNC and its stockholders. Under the reinsurance agreements, Employers Reassurance Corporation
     (ERC), an independent third party reinsurer, retroceded to CFLIC certain annuity business which was reinsured with ERC by each of Southwestern and Bankers.

     On June 30, 1994, the CFLIC reinsurance agreements were terminated, and the business reinsured thereunder was recap-tured, effective as of April 1, 1994. Immediately prior to the termination of the CFLIC reinsurance agreements, Union Bankers Insurance Company (Union Bankers), a subsidiary of the Company, utilized available cash to purchase all of the outstanding stock of Marquette, a subsidiary of CFLIC, for $8,215,000. The purchase price was based on the fair value of Marquette's underlying net assets, consisting primarily of cash and U.S. Treasury obligations, adjusted for the value of Marquette's various state insurance licenses as determined by an independent actuarial firm. Marquette's results of operations will be included in the Company's consolidated results of operations for periods subsequent to June 30, 1994. Following completion of the terminations, CFLIC repurchased the shares of its preferred stock held by the Company by transferring to the Company the senior secured loan of the Company with an outstanding principal balance of $30 million, all of the outstanding shares of the Company's Series 1984-A Preferred Stock with a stated value of $22,242,000, all of the outstanding shares of the Company's Series 1986-B Preferred Stock with a stated value of $7,000,000, a U.S. Treasury note (par value $1,050,000), and 620,423 shares of the Company's Common Stock. Immediately following the repurchase of the CFLIC preferred stock, SLC retired the senior secured loan and the SLC preferred stocks. The shares of SLC Common Stock received were placed in treasury.

     Upon termination of the CFLIC reinsurance agreement relating to the business written by Southwestern, CFLIC transferred cash and invested assets with a fair value equal to the reserve liabilities being recaptured, net of the ceding fees payable. Due primarily to a requirement by insurance regulatory authorities to transfer such investments upon termination of the reinsurance agreements at their fair value, the Company increased its basis in the CFLIC preferred stock by investing an additional $26,212,000 (including $21,078,000

                  SOUTHWESTERN LIFE CORPORATION
                  (Formerly I.C.H. Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________

8.   TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE
     COMPANY, continued:

     cash and a $5,134,000 receivable) immediately prior to the terminations to enable CFLIC to have sufficient assets (other than the Company's securities being transferred to the Company upon redemption of the CFLIC preferred stock) to complete the terminations. A substantial portion of such amount was attributable to a decline in the fair value of the 83% interest in ICH Funding subsequent to the Company's transfer of such investment to CFLIC in June 1993.

     In conjunction with the termination of the CFLIC reinsurance agreement relating to the business written by Southwestern, annuity reserve liabilities totaling $323,305,000 were assumed by ERC and invested assets with a fair value of $289,414,000 were transferred by CFLIC to ERC. The difference between the reserve liabilities assumed by ERC and the assets transferred from CFLIC, totaling $33,891,000, represented the aggregate ceding fee paid to CFLIC to effect the termination. Immedi-ately thereafter, Southwestern recaptured $107,163,000 of the reserve liabilities from ERC and received invested assets from ERC totaling $93,942,000. The assets consisted of cash, short-term investments and marketable fixed maturity investments totaling $25,455,000, CFLIC's investment in ICH Funding and certain pass-through certificates issued by a special purpose trust with an estimated fair value totaling $12,528,000, collateral loans due from James M. Fail and CFSB Corporation totaling $50,640,000, and other assets, principally mortgage loans, totaling $5,319,000. The difference between the reserve liabilities recaptured by Southwestern and the assets transferred from ERC, totaling $13,221,000, represented a ceding fee paid by Southwestern, and reduced ERC's net ceding fees incurred to effect the CFLIC reinsurance termination to $20,670,000. The reinsurance agreement between Southwestern and ERC was amended to provide that ERC will be permitted to recover the net ceding fees incurred out of the future profits on the portion of Southwestern's annuity business it retained, together with interest at 2% per annum on the unamortized balance of such ceding fees. For financial reporting purpos-es, the reinsurance arrangement between Southwestern and ERC will be reflected as a financing arrangement and, accordingly, will not be reflected in the Company's financial statements except for the interest paid to ERC.

     The amount of the ceding fees paid to CFLIC in connection with the recapture was determined by management of the Company utilizing the methodology developed by an independent actuari-al firm, with appropriate adjustments in assumptions to reflect changes in market interest rates and other factors.

     Pursuant to the 1993 Agreement, the Company agreed to bear the federal income tax consequences resulting from the termination of the CFLIC reinsurance agreements. Upon closing of the CFLIC termination, the Company agreed to indemnify CNC and CFLIC for tax liabilities of CFLIC and Marquette arising through June 30, 1994, and deposited into an escrow account $8,825,000 of cash which the Company was to have received upon CFLIC's repurchase of its preferred stock as a source of funds for the payment of taxes for which the Company is responsible. With the payment of such tax liabilities, the Company will be entitled to all tax refunds to which CFLIC is entitled through the carryback of capital losses resulting from the termination of the CFLIC reinsurance agreements or as a result of any redetermination of CFLIC's

                  SOUTHWESTERN LIFE CORPORATION
                  (Formerly I.C.H. Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________


8.   TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE
     COMPANY, continued:

     tax liabilities through the first taxable period of CFLIC and Marquette ending after such termination. Management of the Company has estimated that CFLIC will be entitled to tax refunds totaling approximately $5.8 million through the carryback of capital losses. Upon collection of the tax refund, the Company will utilize a portion of the proceeds to satisfy the remaining $5,134,000 receivable held by CFLIC.

     For financial reporting purposes, the Company recorded the redemption of its preferred stocks received from CFLIC at their stated value, which in management's opinion, approximat-ed the fair value of such securities as of the date the 1993 Agreement was entered into. The 620,423 shares of the Company's Common Stock received from CFLIC were recorded at their market value, or $5.25 per share, as of the date of closing. The termination of the CFLIC reinsurance agreements, the receipt of a payment-in-kind dividend from CFLIC repre-senting dividends on such preferred stock from the date of issuance through the date of redemption, and the redemption of the Company's securities resulted in a pre-tax gain totaling approximately $8,735,000 and an after-tax gain totaling approximately $1,936,000. Because the redemption of the CFLIC preferred stock involved the receipt by the Company of its own equity securities, approximately $12.9 million of the tax basis loss on such exchange cannot be deducted for federal income tax purposes and, as a consequence, the income tax effects associated with these transactions approximated 78% of the pre-tax gain.

9.   CHANGE IN CONTROL:

     On February 11, 1994, the Company purchased all of the 100,000 shares of its Class B Common Stock held by CNC for total cash consideration of $500,000. The Class B Common Stock had entitled CNC to elect 75% of the Company's Board of Directors. Upon the purchase, the Class B shares were automatically converted into an identical number of shares of Common Stock and at June 30, 1994, have been reflected as Treasury Shares. Concurrently with the purchase of such stock, the Company entered into Independent Contractor and Services Agreements (Services Agreements) with Robert T. Shaw and C. Fred Rice, the controlling shareholders of CNC. The Services Agreements provide for a lump sum payment to Messrs. Shaw and Rice totaling $2 million as of the closing date and additional payments totaling $8,575,000 over a ten-year period. In addition, the Company agreed to provide customary employee benefits to Messrs. Shaw and Rice and their dependents. In the event of the deaths of Messrs. Shaw or Rice, any amounts not previously paid under the Services Agreements will become immediately payable to their estates. In consideration for the Services Agreements, Messrs. Shaw and Rice agreed that they would attempt to identify business opportunities in the insurance industry which may be suitable for the Company and to consult with the Company regarding such other matters as the Company may reasonably request. In addition, Mr. Rice continues to serve as an executive officer of the Company and was re-elected to serve on the Company's Board of Directors until 1995. The Services Agreements replaced a management and consulting contract with CNC that provided for annual payments to CNC totaling $2 million. In addition, Mr. Shaw was granted an option to acquire the two aircraft owned

                  SOUTHWESTERN LIFE CORPORATION
                  (Formerly I.C.H. Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                          ____________


9.   CHANGE IN CONTROL, continued:

     by the Company at their depreciated book values. In cash transactions completed on June 30 and August 5, 1994, an entity controlled by Mr. Shaw purchased one aircraft for $1,144,000 and an unrelated third party to whom the option was assigned purchased the other aircraft for $4,005,000, respec-tively. The Company provided a liability for the present value of amounts payable under the Services Agreements totaling $9,050,000 in its financial statements for the year ended December 31, 1993.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

     On February 11, 1994, SLC purchased all of the 100,000 shares of its Class B Common Stock from Consolidated National Corporation
(CNC) for total cash consideration of $500,000. As a result of the repurchase, and subsequent conversion, SLC is no longer authorized to issue Class B Common Stock and all references in SLC's Certifi-cate of Incorporation to the Class B Common Stock have been eliminated. Concurrent with the repurchase of the Class B Common Stock, Stephens Inc. (Stephens) and Torchmark Corporation (Torch-mark) purchased 4,457,000 shares and 4,667,000 shares, respective-ly, of SLC Common Stock from CNC, which reduced CNC and its subsidiaries' holding in SLC Common Stock to approximately 1,620,000 shares, or 3.4% of SLC's then outstanding shares. Additional information regarding the repurchase of the Class B Common Stock and other terms of the transaction are included in
Note 9 of the Notes to Financial Statements included elsewhere in this Form 10-Q. Management believes the repurchase of the Class B Common Stock is significant for various reasons. Most importantly, management believes that SLC's access to both debt and equity capital markets has been limited because of the control position held by CNC through the Class B Common Stock, and that the repurchase and conversion of the Class B Common Stock and consider-able reduction in CNC's holdings of SLC Common Stock could ultimately enhance SLC's ability to refinance its currently outstanding debt. In May 1994, SLC engaged Stephens, an investment banking firm, to conduct a review of SLC in order to provide advice and recommendations to SLC's Board of Directors concerning SLC's strategic plans.

     On June 30, 1994, reinsurance agreements involving certain annuity business written by SLC's subsidiary, Southwestern Life Insurance Company (Southwestern), and SLC's former subsidiary, Bankers Life and Casualty Company (Bankers), that had been reinsured through an independent third party reinsurer, Employers Reassurance Corporation (ERC), to Consolidated Fidelity Life Insurance Company (CFLIC), a subsidiary of CNC, were terminated in accordance with an agreement entered into among SLC, CNC and CFLIC effective June 15, 1993, as amended. See Note 8 of the Notes to Financial Statements included elsewhere in this Form 10-Q for additional information and a more detailed discussion of the terms of these transactions.

     The termination of the CFLIC reinsurance agreements, the receipt of a $3.9 million payment-in-kind dividend from CFLIC representing dividends on its preferred stock from the date of issuance through the date of repurchase, and the redemption of certain of SLC's securities resulted in a pre-tax gain totaling approximately $8.7 million and an after-tax gain totaling approxi-mately $1.9 million which have been reflected in SLC's statement of earnings for the three months and the six months ended June 30, 1994. In addition, there were no dividends declared or paid on the SLC preferred stocks received in the transaction for the three months ending June 30, 1994, resulting in dividend savings totaling approximately $.8 million. Because the redemption of the CFLIC preferred stock involved the receipt by SLC of its own equity securities, approximately $12.9 million of the tax basis loss on such exchange cannot be deducted for federal income tax purposes and, as a consequence, the income tax effects associated with these transactions approximated 78% of the pre-tax gain. Management believes the completion of the CFLIC transactions as described above and in Note 8 to the Financial Statements is significant in that it has eliminated a significant transaction with a former affiliate, has reduced outstanding debt and preferred stock, has simplified SLC's structure and has reduced state insurance regulatory concerns. Based on the prime rate in effect as of June 30, 1994, the retirement of SLC's senior secured loan is expected to result in annual interest expense savings totaling approximately $2.5 million, and the retirement of the SLC preferred stocks will result in a reduction in annual preferred dividend requirements totaling $3.3 million. In addition, CNC's and CFLIC's ownership in shares of SLC Common Stock was further reduced to 2.1% of SLC's outstanding shares as a result of these transactions.

     During the six months ended June 30, 1994, SLC experienced a significant decline in the fair value of its available for sale fixed maturity investments, primarily as a result of increases in market interest rates. Because such securities are reflected at their fair value for financial reporting purposes, the decline in fair value, coupled with a loss after preferred dividend require-ments in the first six months of 1994, had a significant impact on stockholders' equity and book value per common share. Common stockholders' equity declined $151.7 million, from $265.9 million, or $5.55 per share, at year-end 1993 to $114.2 million, or $2.42 per share, at June 30, 1994. Of this decline, $140.8 million, or $2.98 per share, was attributable to the change in unrealized investment gains and losses. Because of its available liquidity and other factors, management does not anticipate that SLC will be required to liquidate a substantial portion of its available for sale fixed maturity portfolio over the near-term. See "Investment Portfolio" below for additional information regarding SLC's available for sale fixed maturities.

     At June 30, 1994, the parent company held cash, short-term investments and readily-marketable fixed maturity investments (at fair value) totaling approximately $69.2 million. As discussed in more detail in the Company's 1993 Annual Report, SLC has consider-able flexibility in determining whether it will utilize cash to make a $100 million sinking fund installment with respect to its 11 1/4% Senior Subordinated Notes due 1996 (Old Notes). Assuming that a sinking fund installment relative to the Old Notes is not made utilizing available cash in 1994, management believes that SLC has sufficient liquidity with which to meet its debt service and preferred dividend requirements over the next twelve months. Depending on market conditions and other factors, SLC may from time-to-time utilize its available liquidity to purchase some of its Old Notes or other outstanding securities in open-market or private placement transactions.

INVESTMENT PORTFOLIO:

     At December 31, 1993, SLC reflected unrealized investment gains of $20,458,000 and at June 30, 1994, reflected unrealized investment losses of $120,349,000. Following is an analysis of the major components of such unrealized gains (losses) (in thousands):

                                           June 30,   December 31,
                                             1994         1993
                                        ------------ -------------
   Available for sale fixed maturities  $(141,738)  $  21,424
   Equity securities                        1,107       7,271
   Equity in unrealized gains of limited
     partnerships                           4,921       5,349
   Other                                      393        (159)
                                        ---------   ---------
                                         (135,317)     33,885
   Less effect on other balance sheet
     accounts:
       Deferred policy acquisition costs   19,699     (16,647)
       Unearned revenue reserves           (4,731)      6,266
                                        ---------   ---------
   Gross unrealized investment gains
     (losses)                            (120,349)     23,504
   Minority interest in unrealized losses               5,180
   Deferred income taxes                               (8,226)
                                        ---------   ---------
   Net unrealized investment
     gains (losses)                     $(120,349)  $  20,458
                                        =========   =========


     The difference between amortized cost and fair value of SLC's available for sale fixed maturities decreased from an approximate $21.4 million unrealized gain at year-end 1993 to an approximate $141.7 million unrealized loss at June 30, 1994. Approximately $101.0 million of the decrease in fair value was related to increases in market interest rates between the two dates and the negative effect of such rate increases on the fair values of tradi-tional debt securities. The remainder of the decrease in fair value, or approximately $40.7 million, was attributable to changes in the estimated fair value of certain investments in mortgage-backed securities as a result of the continuation of high levels of refinancing activity relative to underlying mortgage loans and the resultant prepayments on such mortgage-backed securities experi-enced during the 1994 first quarter.

     The mortgage-backed securities, including SLC's and its subsidiaries investments in certain pass-through certificates issued by a special purpose trust sponsored by Fund America Investors Corporation II (the Fund America certificates) and SLC's 25% residual ownership interest in a special purpose trust spon-sored by ICH Funding (the SIST residual), were valued at June 30, 1994 by an independent investment banking firm utilizing assump-tions materially different from those utilized at year-end 1993 and at March 31, 1994. Such investment banking firm previously utilized a level 400% standard prepayment assumption (SPA) and an 11% discount rate. As a result of the recent market turmoil experienced relative to these types of investments, the investment banking firm advised SLC that it had re-evaluated its approach to estimating fair values and concluded that the use of an option adjusted spread approach more accurately reflected fair value. Based on a significant decline in mortgage loan refinancings in the 1994 second quarter and a drop in prepayment rates to levels substantially below the previously assumed 400% SPA, management had previously expressed its belief that the possibility existed for an improvement in the fair value of SLC's investments in its remaining mortgage-backed securities. However, the change in methodology by the investment banking firm resulted in an approximate $22.7 million further decline in the estimated fair value of these securities between March 31, 1994 and June 30, 1994. The implied yield to maturity on these securities based on the June 30, 1994 fair values approximates 12.86%, which is a significantly higher rate than the previously assumed 11% discount rate, and in manage-ment's opinion, such higher rate accounts for a substantial portion of the further decline in fair value. Following is a summary of investments in the Fund America certificates and the SIST residual at December 31, 1993 and June 30, 1994 (in thousands):

                                     Book     Fair   Unrealized
                                     Value    Value     Loss
                                   -------- -------- ----------
December 31, 1993                  $ 95,529 $ 67,108  $(28,421)
                                   ======== ========  =========

June 30, 1994                      $100,308 $ 31,187  $(69,121)
                                   ======== ========  =========

     Changes in the fair values of available for sale fixed maturi-ties have no effect on SLC's reported results of operations, but can have a volatile effect on SLC's stockholders' equity and book value per common share, as the carrying values of available for sale fixed maturities are adjusted in SLC's balance sheet to their fair values at each reporting date through a charge or credit to stockholders' equity. In addition, unrealized investment losses generally have a more significant impact on stockholders' equity than unrealized gains because of deferred income tax effects, i.e., net unrealized investment gains must be tax-effected (reduced for potential income tax expense), whereas net unrealized investment losses usually cannot be tax-effected (reduced for potential income tax benefits) due to the uncertainty in a rising interest rate environment as to the Company's ability to generate sufficient capital gains to offset capital losses. Because of its available liquidity and other factors, such as its seasoned block of tradi-tional life insurance business, SLC has no current plans, and man-agement believes that SLC will not have the need over the near-term or the foreseeable future, to liquidate any significant portion of its available for sale fixed maturity investments at a loss. Following is an analysis of gross unrealized investment gains and losses on available for sale fixed maturities as of June 30, 1994 and December 31, 1993 (in thou-sands):

                                         June 30,    December 31,
                                           1994          1993
                                       -----------  -------------
   Gross unrealized gains                $  12,602   $  63,535
   Gross unrealized losses                (154,340)    (42,111)
                                         ---------   ---------
   Net unrealized gains (losses)         $(141,738)  $  21,424
                                         =========   =========

     The following table sets forth the carrying value and quality for each of the two categories of fixed maturities as of June 30, 1994, classified in accordance with the rating assigned by Standard & Poor's Corporation (S&P) or, if not rated by S&P, based on ratings assigned by the National Association of Insurance Commis-sioners, with Class 1 treated as A, Class 2 treated as BBB-, Class 3 treated as BB- and Classes 4, 5 and 6 treated as B and below (in millions):


                              Held to
                    Available Maturity            Percent of   Percent
                    for Sale    at        Total     Total     of Total
Investment          at Fair  Amortized    Fixed     Fixed     Invested
 Quality             Value     Cost    Maturities Maturities   Assets
- ----------          -------- --------- ---------- ----------  -------
AAA               $  619.6   $    1.8  $  621.4     38.3%      25.7%
AA                   202.2                202.2     12.4        8.4
A                    446.9                446.9     27.6        18.5
BBB+                  73.3                 73.3      4.5        3.0
BBB                   80.0                 80.0      4.9        3.3
BBB-                  90.0                 90.0      5.6        3.7
                  --------   --------  --------    -----      -----
  Total
  investment
  grade            1,512.0        1.8   1,513.8     93.3       62.6
                  --------   --------  --------    -----      -----
BB+                   27.8                 27.8      1.7        1.1
BB and BB-            42.6                 42.6      2.6        1.8
B and Below           24.8       13.5      38.3      2.4        1.6
  Total non-      --------   --------  --------    -----      -----
  investment-
  grade               95.2       13.5     108.7      6.7        4.5
    Total         --------   --------  --------    -----      -----
    fixed
    maturi-
    ties          $1,607.2   $   15.3  $1,622.5    100.0%      67.1%
                  ========   ========  ========    =====      =====


     Fixed maturities classified as held to maturity are principal-ly private placement corporate securities and gross unrealized losses on such investments totaled $2.3 million as of June 30, 1994.

     The amortized cost and fair value of noninvestment-grade fixed maturities totaled $120.2 million and $108.2 million, respectively, at June 30, 1994.

     Effective March 31, 1994, SLC's subsidiaries sold substantial-ly all of their commercial mortgage loans with remaining principal balances of less than $300,000 for approximately $9.0 million. No significant gains or losses were incurred as a result of such sale. SLC is considering the sale of substantially all of its remaining commercial mortgage loan portfolio. At June 30, 1994, mortgage loans represented approximately 5% of ICH's total investment portfolio.

     Cash and short-term investments declined from $366.9 million at year-end 1993 to $272.0 million at June 30, 1994, primarily as a result of reinvestments made in higher-yielding longer duration securities.

     As discussed in the 1993 Annual Report, the claims-paying ratings assigned to certain of SLC's subsidiaries by various nationally recognized statistical rating organizations were lowered over the past two years. Except as discussed below, management believes SLC's subsidiaries have not experienced more than normal policy surrenders and withdrawals as a result of these ratings downgrades. For the six months ended June 30, 1994, policyholder contract deposits totaled $87.8 million and policyholder contract withdrawals totaled $91.7 million. Approximately $50.0 million of such withdrawals represented scheduled maturities of guaranteed investment contracts (GICs) which were not reinvested with an SLC subsidiary. Because of its available liquidity and readily marketable securities, the subsidiary has not encountered, and management does not anticipate that the subsidiary will encounter, any difficulty in meeting its obligations relative to such withdrawals. Exclusive of the GIC withdrawals, policyholder contract deposits exceeded policyholder withdrawals by $46.1 million.

RESULTS OF OPERATIONS:

     For the six months ended June 30, 1994, SLC reflected operating earnings and net earnings, before preferred dividend requirements, of $.6 million. The 1994 first half results compare to a restated gain from operations for the same period in 1993 of $97.1 million and net earnings, before preferred dividend require-ments, totaling $94.0 million. Preferred dividend requirements totaled $7.8 million in the first six months of 1994, as compared to $15.4 million in the first six months of 1993. Results in the 1993 first half also included a charge for a change in accounting for postretirement benefits totaling $1.8 million and extraordinary losses related to the early retirement of debt totaling $1.4 million.

     The results for the first six months of 1993 have been restated to reflect the reclassification of a previously reported non-operating gain as a component of operating earnings and to reflect a correction for certain accounting errors discovered during the preparation of SLC's 1993 year-end financial statements. See Note 1 of the Notes to Financial Statements included elsewhere in this Form 10-Q for a summary of the effects of the reclassifica-tion and the correction of the accounting errors.

     SLC's results for the first six months of both 1994 and 1993 were affected by several items of an infrequent and non-recurring nature, including the gain recognized on the stock offering by BLHC in 1993 and gains from the termination of reinsurance arrangements in both periods. In addition, in the first six months of 1993, SLC included in its results of operations its equity in the earnings of BLHC. Following is a condensed summary of results for the six months ended June 30, 1994 and 1993, by major sources of income and expense (in thousands):

                                             Six Months Ended
                                                  June 30,
                                           --------------------
                                               1994      1993
                                               ----      ----
Operating earnings before non-recurring
  income (charges), equity in the earnings
  of BLHC, realized investment gains
  (losses), interest expense on long-term
  debt, and provision for income taxes      $ 22,333  $ 16,834
Gain on BLHC stock offering                             99,376
Gain on reinsurance terminations               8,735    17,117
Equity in operating earnings of BLHC                    20,539
Realized investment gains                      1,347    13,369
Interest expense on long-term debt           (25,109)  (30,991)
Income tax expense                            (6,745)  (39,097)
                                            --------  --------

Operating earnings                               561    97,147
Less dividends on preferred stock             (7,825)  (15,400)
                                            --------  --------

Operating earnings (loss) attributable to
  common stock                              $ (7,264) $ 81,747
                                            ========  ========

     For the six months ended June 30, 1994, premium income and other considerations decreased $6.9 million, or 3%, as compared to the corresponding period in 1993. Following is a summary of premiums by major line of business for each of the respective periods (in thousands):

                                               Six Months Ended
                                                    June 30,
                                             ---------------------
                                               1994         1993
                                               ----         ----
   Individual life and annuity              $ 61,519      $ 59,286
   Individual health                         108,610       109,859
   Group and other                            59,576        67,454
                                            --------      --------
                                            $229,705      $236,599
                                            ========      ========

     Group and other premium income declined $7.9 million, or 12%, primarily as a result of terminating several large unprofitable group health cases in late 1993 and early 1994. SLC's subsidiaries presently derive substantial revenues from their interest-sensitive and universal life products; however, for financial reporting purposes, these types of products are treated as deposit products and, therefore, premiums received are not reflected as a component of premium income.

     During the six months ended June 30, 1994, net investment income decreased $24.2 millon, or 23%, as compared to the corre-sponding period in 1993. Net investment income includes 1) earn-ings on surplus investments and assets invested to support the reserve liabilities of the Company's traditional and interest-sensitive life and health insurance products (general investment portfolio) and 2) investment activity related to separately held assets supporting a GIC product, the credited rate on which is indexed to the S&P 500 Stocks Composite Average (S&P 500). In addition, in 1993, net investment income included investment income on certain mortgage-backed securities held in a special purpose trust (the Trust) securing the Trust's collateralized mortgage note obligation. The accounts of the Trust are no longer consolidated with those of the Company for periods after July 30, 1993, as the result of SLC's sale of a 75% interest in the Trust. Assets sup-porting the S&P 500 GIC product include, among other investments, put and call options on various equity based index futures, includ-ing the S&P 500. The return on such investments is highly volatile and, under certain market conditions, such as the overall decline in equity markets experienced in the first six months of 1994, can result in investment losses, or negative investment yields. The negative investment yield experienced in the first six months 1994 on the assets supporting the indexed GIC product was more than offset by a reduction in GIC benefits as discussed below under the analysis of change in policyholder benefits. Following is a summary of investment income (loss) for the three categories of investments as described above for the six months ended June 30, 1994 and 1993 (in thousands):

                                                 Six Months Ended
                                                     June 30,
                                               ---------------------
                                                   1994      1993
                                                   ----      ----
   General investment portfolio                  $ 93,543  $ 87,154
   Investments supporting indexed GIC product      (6,907)   13,139
   Mortgage-backed securities held in the Trust              11,995
                                                 --------  --------

   Gross investment income                         86,636   112,288
   Less investment expenses                       (4,632)   (6,102)
                                                --------  --------

   Net investment income                        $ 82,004  $106,186
                                                ========  ========

     The increase in investment income from the general investment portfolio was attributable, in part, to a $3.9 million payment-in-kind dividend received on the CFLIC preferred stock and a $2.0 million fee received upon the prepayment of certain notes by Financial Benefit Group. In addition, beginning April 1, 1994, the effective date of the CFLIC reinsurance recaptures, the Company has reflected investment income on the investments transferred from CFLIC to ERC. Investment income on such assets approximated $5.7 million in the 1994 period. Exclusive of the non-recurring dividend from CFLIC and the fee received from Financial Benefit Group, yields on the general investment portfolio averaged approximately 7.1% in 1994 as compared to 6.7% in 1993.

     Realized investment gains totaled $1.3 million for the first six months of 1994, as compared to investment gains totaling $13.4 million for the comparable 1993 period. Investment gains in 1993 included $8.2 million of gains resulting from BLHC's redemption of certain of its securities utilizing proceeds of its stock offering. Other gains in 1993 resulted primarily from sales of fixed maturities and equity securities, which were offset, in part, by a $5.0 million writeoff of the Company's investment in a partnership owning equity securities in a company which had filed for bankrupt-cy. See Note 6 of the Notes to Financial Statements included elsewhere in this Form 10-Q for a comparative analysis of realized investment gains and losses.

     Equity in the earnings (losses) of equity investees and limited partnerships includes SLC's pro rata share of the operating earnings of BLHC and other investments in limited partnerships which are accounted for by the equity method. Following is an analysis of the components of such earnings (in thousands):

                                                 Six Months Ended
                                                      June 30,
                                                ------------------
                                                  1994    1993
                                                 ------    ------
Equity in operating earnings of:
  BLHC                                                   $  20,539
  Limited partnership investments             $    843       3,983
                                              --------   ---------
                                              $    843   $  24,522
                                              ========   =========

     In 1994, other income includes a $4.8 million gain on the termination of the CFLIC reinsurance agreement and the redemption of certain of SLC's debt and equity securities, as previously dis-cussed. In 1993, other income included $17.1 million of non-recur-ring income associated with the termination of a reinsurance agree-ment between Bankers and an SLC subsidiary. Excluding the income from the reinsurance transaction, other income decreased from $16.2 million in 1993 to $6.5 million in 1994. A substantial portion of the decline in other income was as a result of the recapture of the CFLIC reinsurance. Previously, the Company had reflected its share of the profits from such reinsurance as an experience refund under the other income caption. Effective April 1, 1994, the Company recaptured such business and has subsequently reflected the results in the various line items of its statement of earnings, including primarily net investment income and policyholder benefits.

     Following is a summary of policyholder benefits by major business segment (in thousands):

                                      Six Months Ended June 30,
                                   -------------------------------
                                          1994        1993
                                         ------      ------
   Individual life and annuity        $ 76,964      $ 74,539
   Individual health                    75,595        69,092
   Group and other                      38,778        45,978
   Accumulation products                (1,068)       26,944
                                      --------      --------
                                      $190,269      $216,553
                                      ========      ========

     Life and annuity benefits increased approximately $2.4 million, or 3%. A substantial portion of the increase in such benefits was attributable to the recapture of the CFLIC reinsurance effective April 1, 1994, and the reflection of the related benefits in the 1994 second quarter, which was offset, in part, by a reduction in credited rates on interest-sensitive life insurance policies between the periods. Individual health benefits increased $6.5 million, reflecting a deterioration in the individual health benefit ratio from 62.9% in 1993 to 69.6% in 1994. Group benefits decreased approximately $7.2 million, or 16%, primarily as a result of the termination of several large group health cases, as previously discussed. The group benefit ratio decreased from 68.2% in 1993 to 65.1% in 1994. Benefits related to accumulation products include primarily interest credited to annuity and GIC account balances. As previously discussed, benefits attributable to the GIC product indexed to the S&P 500 totaled a negative $8.9 million in the first six months of 1994 as compared to benefit expense totaling $13.2 million in 1993.

     Other operating expenses decreased approximately $19.4 million from the 1993 period to the 1994 period. Following is a summary of the major items included in other operating expenses (in thou-sands):

                                           Six Months Ended June 30,
                                        -------------------------------
                                                1994       1993
                                               ------     ------
   Non-deferrable commissions                 $ 19,603   $ 20,157
   General and administrative expenses          44,153     58,783
   Taxes, licenses and fees                      8,593      8,411
   Placement fee for collateralized mortgage
     note obligations                                       4,413
                                              --------   --------
                                              $ 72,349   $ 91,764
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

     Interest expense declined $11.2 million, or approximately 31% in the first six months of 1994 as compared to the same period in 1993. In 1994, SLC incurred interest expense only on its outstand-ing long-term debt, whereas in 1993 it had two categories of interest expense, including interest on long-term debt and collateralized mortgage obligations. Interest expense relative to long-term debt, declined $5.9 million, or 19%, primarily as a result of the retirement of approximately $120.9 million of SLC's 16 1/2% Senior Subordinated Debentures during 1993. During the first six month of 1993, SLC's consolidated results included the accounts of the Trust that held mortgage-backed securities used to collateralize certain promissory notes payable to unaffiliated parties. SLC, through ICH Funding, sponsored the formation of and held a residual equity interest in the Trust. Interest expense related to the Trust's obligations and included in SLC's consoli-dated results totaled $5.3 million for the first six months of 1993. In July 1993, SLC's and an affiliate's ownership interests were reduced through a sale of a 75% interest in the Trust. As a consequence of the sale, the accounts of the Trust are no longer included in SLC's consolidated results and no similar interest expense was incurred in 1994.

     Income tax expense in the 1994 first six month period represented 92% of SLC's pre-tax earnings, as compared to 29% of pre-tax earnings in the corresponding period in 1993. The effective tax rate differed from the expected 35% rate in 1994 primarily as a result of amortization of excess cost for which there are no income tax consequences and the loss of approximately $4.5 million of income tax benefits as a result of SLC's redemption of its own equity securities in the CFLIC transactions (see Note 8 of the Notes to Financial Statements included elsewhere in this Form 10-Q). In 1993, the effective tax rate differed from the then-expected 34% rate as a result of amortization of excess cost and an $8.8 million reduction in the valuation allowance relative to SLC's deferred income tax assets. SLC's deferred income tax assets, before valuation allowance, declined from $145.1 million at year-end 1992 to $51.3 million at June 30, 1993, primarily as a result of the gain recognized on the BLHC stock offering and other realized and unrealized investment gains in the first six months of 1993. Accordingly, the valuation allowance relative to SLC's deferred income tax assets totaling $24.1 million at year-end 1992 was reduced to $15.3 million at June 30, 1993, based on manage-ment's assessment that SLC's ability to realize the benefits of its remaining tax assets, specifically its capital loss carryforwards, had been significantly enhanced.

     SLC recognized a $1.8 million charge in 1993, net of $.9 million in deferred taxes, for the cumulative effect to January 1, 1993, of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SLC had previously provided a liability totaling $20.1 million for postretirement benefits for retirees of certain acquired companies through its purchase accounting relative to such companies. The 1993 charge reflected the cost of providing postretirement benefits for its remaining employees. SLC also reported extraordinary losses in 1993 totaling $1.4 million, net of tax effects, related to early extinguishment of debt. See Note 7 of the Notes to Financial Statements included elsewhere in this Form 10-Q for additional information regarding such extraordinary losses.

     Preferred dividend requirements declined $7.6 million from $15.4 million in the first six months of 1993 to $7.8 million in the 1994 comparable period. Utilizing proceeds from the sale of its interest in BLHC, SLC redeemed $50 million stated value of its 11% Series 1987-A Preferred Stock on September 30, 1993, and $50 million stated value of its 16% Series 1987-C Preferred Stock on December 2, 1993. In addition, SLC redeemed $29.2 million stated value of its preferred stocks in the CFLIC transaction and there were no dividends declared on such preferred stocks during the 1994 second quarter.

     The results for the three months ended June 30, 1994 reflected improvement over the results as reported for the three months ended March 31, 1994. Following is condensed comparative statement of earnings information for the respective periods (in thousands):

                                            Three Months Ended
                                           --------------------
                                             June 30, March 31,
                                               1994     1994
                                              ------   ------
   Revenues                                  $175,058 $150,166
                                             ======== ========

   Operating earnings (loss) before income
      taxes                                  $ 12,441 $ (5,135)
   Income tax expense (credit)                  7,703     (958)
                                             -------- --------
   Net earnings (loss)                          4,738   (4,177)

   Less dividends on preferred stock           (3,500)  (4,325)
                                             -------- --------
   Net earnings (loss) applicable to common
      stock                                  $  1,238 $ (8,502)
                                             ======== ========

   Net earnings (loss) per common share      $    .03 $   (.18)
                                             ======== ========


     Revenues increased $24.9 million in the second quarter of 1994 as compared to the first quarter of 1994, primarily as a result of a $22.0 million increase in net investment income. Approximately $9.2 million of the increase in investment income was related to an improvement in the yields on assets supporting the indexed GIC product. As previously discussed, the earnings on such assets are highly volatile, depending on changes in the S&P 500 Stocks Composite Average. Investment income on such assets totaled a negative $8.0 million during the first quarter, as compared to a positive $1.2 million in the second quarter. Other factors contributing to the increase in invested income included the $3.9 million dividend from CFLIC and the $2.0 million fee received from Financial Benefit Group, both as previously discussed. In addition, beginning in the 1994 second quarter, SLC's investment income included approximately $5.7 million of earnings on the assets transferred from CFLIC to ERC as a result of the CFLIC reinsurance primarily attributable to the reinvestment of a portion of available cash into higher yielding long-term investments. The remaining $1.2 million increase in investment income is primarily attributable to improvements in yields on investments.

     The pre-tax operating gain in the second quarter of 1994 totaled approximately $12.4 million, as compared to a pre-tax operating loss of $4.2 million in the 1994 first quarter, or an improvement of $16.6 million. Of this amount, approximately $8.7 million represented the aggregate gain on the CFLIC transactions and $2.0 million represented the termination fee from Financial Benefit Group. The remainder, or approximately $5.9 million, represented an improvement in the Company's pre-tax operating results in the 1994 second quarter, as compared to the first quarter of 1994. A substantial portion of the improvement was attributable to decreases in individual life and group health claims between the periods and the above discussed improvement in investment yields. Individual life claims, which can vary significantly from quarter to quarter, had significantly exceeded expected claims in the 1994 first quarter but returned to more normalized levels in the 1994 second quarter, accounting for approximately $2.3 million of the improvement in pre-tax operating earnings. In addition, the Company's group health operations continued to reflect improvements resulting from the corrective actions taken at year-end 1993 (as discussed in the 1993 Annual Report) and improved its pre-tax operating results in the second quarter by approximately $1.7 million. The income tax provision for the 1994 second quarter represented 62% of pre-tax operating earnings, primarily as a result of the loss of $4.5 million in tax benefits as a result of SLC's redemption of certain of its equity securities in the CFLIC transaction, as previously discussed. Preferred dividend requirements declined an approximate $.8 million in the 1994 second quarter, as a result of SLC's redemption of the preferred stocks previously held by CFLIC.

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








      [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to Item 1 of Part II of the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1994, in which developments in the following legal proceedings numbered 1, 2 and 3 were reported:

     1. WILLIAM D. CASTLE, ET AL. V. MODERN AMERICAN LIFE INSURANCE COMPANY, CV93-10275 (the "CASTLE case"): On July 27, 1994, the Circuit Court entered an order granting the plaintiffs' motion for certification of the suit as a class action and certified six subclasses composed of the persons who own or owned the so-called charter contracts purchased from Modern and five of its predecessor corporations.

     2. ROBERT J. MEYER, ET AL. V. JAY ANGOFF, DIRECTOR OF THE MISSOURI DEPARTMENT OF INSURANCE AND MODERN AMERICAN LIFE INSURANCE COMPANY, CV193-1331CC (the "MEYER case"): On July 16, 1994, the Cole Circuit Court issued an order indicating it had reviewed the Department's decision on the record pursuant to Missouri's administrative procedure act and affirmed the orders of the Missouri Director of Insurance.

     Modern and SLC believe they have meritorious defenses to both the CASTLE and MEYER cases and intend to defend both cases vigorously. For further information regarding the MEYER and CASTLE cases, see Note 5 to the Financial Statements included elsewhere in this Form 10-Q, which Note is incorporated herein by reference in its entirety.

     3. MUTUAL SECURITY LIFE INSURANCE COMPANY, BY ITS LIQUIDA-TOR, JOHN F. MORTELL V. JAMES M. FAIL, EMILY S. FAIL, JACK A. GOCHENAUR, ALVIN R. TOWNSEND, SR. JANICE T. TOWNSEND, CHARLES D. CASPER, HARRY T. CARNEAL, CLIFFORD G. SMITH, KATHERYN F. SMITH, THOMAS K. PENNINGTON, MICHAEL BOEDEKER, MELVIN R. SCHOCK, LIFE-SHARES GROUP, INC. LSC-MARKETING, INC., LIFESHARES SERVICES COMPANY, MICHAEL S. LANG, LANG ASSOCIATES, INC., BETA FINANCIAL CORPORATION, THE OKLAHOMA BANK, ROBERT T. SHAW, CONSOLIDATED NATIONAL CORPORATION, I.C.H. CORPORATION, BANKERS LIFE AND CASUALTY COMPANY, MARQUETTE NATIONAL LIFE INSURANCE COMPANY, ROBERT L. BEISENHERZ, MARILYN BEISENHERZ, THEODORE L. KESSNER, AND CROSBY, GUENZEL, DAVIS, KESNER & KUESTER (the "MUTUAL SECURITY case"): No developments to report for the quarter ended June 30, 1994. The Company believes it has meritorious defenses to the MUTUAL SECURITY case and intends to defend the suit vigorously.

     Registrant is also reporting the following legal proceedings:

     1. On May 31, 1994, the Department of Insurance of the State of California (the "Department") issued to Philadelphia American Life Insurance Company ("PALICO"), an indirect wholly owned sub-sidiary of Southwestern Life Corporation, an Order to Show Cause and Statement of Charges in which the Department alleged that PALICO had committed 225 individual violations of Section 2695.5(a) of the Unfair Claims Settlement Practices Regulations (California Code of Regulations, Title 10, Chapter 5, Subchapter 7.5) and of
Section 790.03(h)(2) and (3) of the California Insurance Code. The cited sections require insurers doing business in the state of California either to acknowledge receipt of notice of a claim or make payment on a claim within 15 days after receipt of the notice of a claim. Under Section 790.05 of the California Insurance Code, if PALICO is found to have violated the cited insurance statute and regulations, the California insurance commissioner would have the authority to order PALICO to cease and desist from engaging in such unfair acts or practices and to pay a civil penalty not to exceed $5,000 for each violation, or if it was proved that PALICO acts or practices were willful, a civil penalty not to exceed $10,000 for each violation. No date for an appearance before the California Department by PALICO has been set. PALICO believes it has meritorious defenses to the allegations that PALICO has engaged in a pattern or practice of violating the

Unfair Claims Practices Regulations and to the allegations that such violations, if any, were willful.

     2. For information relating to certain Preliminary Notices of Deficiencies issued by the IRS for the tax years 1986 through 1989, see Note 5 to the Notes to Financial Statements included elsewhere in this Form 10-Q.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of SLC was held May 26,
1994.  At the Annual Meeting, stockholders voted on four matters:

     1. AMENDMENT TO CERTIFICATE OF INCORPORATION TO CHANGE THE NAME OF THE COMPANY TO SOUTHWESTERN LIFE CORPORATION. 33,352,270 votes were cast FOR this proposal, 2,613,251 votes were cast AGAINST this proposal, and there were a total of 384,379 absten-tions. There were no broker nonvotes.

     2. ELECTION OF DIRECTORS. All of the nominees to serve as members of the Board of Directors were reelected as directors. The following identifies each nominee by name and tabulates the votes cast in his election:

                                    Votes cast FOR    Votes WITHHELD
Robert L. Beisenherz                35,020,484          1,329,416
Charles L. Duncan                   35,695,890            654,010
Robert P. Ewing                     35,742,702            607,198
Jon E.M. Jacoby                     36,129,062            220,838
C. Fred Rice                        35,848,140            501,760
Stanley Leroy Stegner               35,913,994            435,906
Keith A. Tucker                     36,132,315            217,585
Vernon K. Zimmerman                 35,752,606            597,294


     3.   RATIFICATION OF COOPERS & LYBRAND AS REGISTRANT'S
INDEPENDENT ACCOUNTANTS FOR THE 1994 FISCAL YEAR: 36,067,413 votes were cast FOR this proposal, 107,023 votes were cast AGAINST this proposal, and there were a total of 175,464 abstentions. There were no broker nonvotes.

     4. MATTERS INCIDENT TO THE MEETING: The motion to waive the reading of the minutes of the last meeting of stockholders and the motion to adjourn the meeting were carried by a unanimous voice vote.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     The exhibits listed on the Index to Exhibits appearing on page 30 are filed herewith.

     During the quarter ended June 30, 1994, SLC filed a Report on Form 8-K, dated June 15, 1994, to report under Item 5 of that form, the amendment to SLC's Certificate of Incorporation to change its name from I.C.H. Corporation to Southwestern Life Corporation and to report the new trading symbols and CUSIP numbers under which SLC's Common Stock and $1.75 Convertible Exchangeable Preferred Stock, Series 1986-A, are now listed.

     On July 15, 1994, SLC filed a Report on Form 8-K, dated June 30, 1994, to report, under Item 5 of that form, the recapture of insurance business and repurchase of securities contemplated by that certain agreement, dated June 15, 1993, among SLC, CFLIC and CNC, as amended, including (1) termination of the agreement pursuant to which CFLIC reinsured certain business written by a subsidiary of the SLC, and (2) SLC's acquisition from CFLIC of the following debt and equity securities of SLC that CFLIC held: a senior secured loan, with an outstanding principal balance of $30 million; 541,563 shares of Series 1984-A Preferred Stock, stated value $22,242,000, constitut-ing all of the shares of that series then outstanding; 140,000 shares of $4.50 Redeemable Preferred Stock, Series 1987-B, stated value $7,000,000, constituting all of the shares of that series then outstanding; and 620,423 shares of Common Stock.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SOUTHWESTERN LIFE CORPORATION



                              BY:    /s/  Robert L. Beisenherz
                                   -------------------------------
                                   Robert L. Beisenherz, Chairman
                                   of the Board, Chief Executive
                                   Officer and President



                              BY:    /s/  John T. Hull
                                   -------------------------------
                                   John T. Hull, Executive Vice
                                   President, Chief Financial
                                   Officer and Principal Account-
                                   ing Officer

Date:  August 12, 1994

                        INDEX TO EXHIBITS
                        -----------------


 EXHIBIT                                                   SEQUENTIAL
   NO.                     DESCRIPTION                      PAGE NO.
 -------                   -----------                     ----------
   2.1     Stock Purchase Agreement dated June 29, 1990,
           among Consolidated National Corporation, Robert
           T. Shaw and Bankers Life and Casualty Company
           with respect to all outstanding capital stock
           of Marquette National Life Insurance Company,
           including Exhibit 1.35 thereto governing the
           coinsurance relationship between Southwestern
           Life Insurance Company and Marquette National
           Life Insurance Company (filed as Exhibits 2.1
           and 2.3 to the Registrant's Report on Form 10-Q
           for the quarter ended June 30, 1990, and incor-
           porated herein by reference) . . . . . . . . .

   2.2     Coinsurance Annuity Reinsurance Agreement --
           October 1, 1990, for Bankers Life and Casualty
           Company (filed as Exhibit 19-1 to Registrant's
           Current Report on Form 8-K dated November 9,
           1990, and incorporated herein by reference) and
           amendments thereto (filed as Exhibit 2.11 to
           the Registrant's Annual Report on Form 10-K for
           year ended December 31, 1991, and Exhibit 2.11
           to the Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1992, and
           incorporated herein by reference). . . . . . .

   2.3     Coinsurance Annuity Retrocession Agreement
           (Bankers Business) -- October 1, 1990 for Mar-
           quette National Life Insurance Company (filed
           as Exhibit 19-2 to the Registrant's Current
           Report on Form 8-K dated November 9, 1990, and
           incorporated herein by reference) and amend-
           ments thereto (filed as Exhibit 2.12 to the
           Registrant's Annual Report on Form 10-K for
           year ended December 31, 1991, and Exhibit 2.12
           to the Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1992, and
           incorporated herein by reference). . . . . . .

   2.4     Coinsurance Annuity and Supplemental Contract
           Reinsurance Agreement II -- June 30, 1990, for
           Southwestern Life Insurance Company (filed as
           Exhibit 19-3 to the Registrant's Current Report
           on Form 8-K dated November 9, 1990, and incor-
           porated herein by reference) and amendments
           thereto (filed as Exhibit 2.13 to the Regis-
           trant's Annual Report on Form 10-K for year
           ended December 31, 1991, Exhibit 2.13 to the
           Registrant's Annual Report on Form 10-K for the
           year ended December 31, 1992, Exhibit 2.18 to
           the Registrant's Annual Report on Form 10-K for
           the year ended December 31, 1993, and Exhibit
           2.23 to the Registrant's Current Report on Form
           8-K dated June 30, 1994 and incorporated herein
           by reference). . . . . . . . . . . . . . . . .

   2.5     Coinsurance Annuity and Supplementary Contract
           Retrocession Agreement II -- June 30, 1990, for
           Marquette National Life Insurance Company
           (filed as Exhibit 19-4 to the Registrant's
           Current Report on Form 8-K dated November 9,
           1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.14 to the Regis-
           trant's Annual Report on Form 10-K for year
           ended December 31, 1991, and Exhibit 2.14 to
           the Registrant's Annual Report on Form 10-K for
           the year ended December 31, 1992, and Exhibit
           2.19 to the Registrant's Annual Report on Form
           10-K for the year ended December 31, 1993, and
           incorporated herein by reference). . . . . . .

  2.17     Agreement, dated June 15, 1993, among I.C.H.
           Corporation, Consolidated National Corporation
           and Consolidated Fidelity Life Insurance Compa-
           ny (filed as Exhibit 2.1 to the Registrant's
           Current Report on Form 8-K dated June 15, 1993
           and incorporated herein by reference). . . . .

  2.18     Agreement, dated June 3, 1994, between Consoli-
           dated Fidelity Life Insurance Company and Union
           Bankers Insurance Company (filed as Exhibit
           2.18 to the Registrant's Current Report on Form
           8-K dated June 30, 1994 and incorporated herein
           by reference). . . . . . . . . . . . . . . . .

  2.19     Termination and Recapture Agreement among Con-
           solidated Fidelity Life Insurance Company,
           Southwestern Life Corporation, Southwestern
           Life Insurance Company and Employers Reassur-
           ance Corporation (filed as Exhibit 2.19 to the
           Registrant's Current Report on Form 8-K dated
           June 30, 1994 and incorporated herein by refer-
           ence). . . . . . . . . . . . . . . . . . . . .

  2.20     Amendment to Agreement, effective April 1,
           1994, among Consolidated National Corporation,
           Consolidated Fidelity Life Insurance Company
           and Southwestern Life Corporation (filed as
           Exhibit 2.20 to the Registrant's Current Report
           on Form 8-K dated June 30, 1994 and incorporat-
           ed herein by reference). . . . . . . . . . . .

  2.21     Letter Agreement, dated June 30, 1994, among
           Southwestern Life Corporation, Consolidated
           Fidelity Life Insurance Company and Consolidat-
           ed National Corporation (filed as Exhibit 2.21
           to the Registrant's Current Report on Form 8-K
           dated June 30, 1994 and incorporated herein by
           reference) . . . . . . . . . . . . . . . . . .

  2.22     Escrow Agreement, dated June 30, 1994, among
           Southwestern Life Corporation, Consolidated
           Fidelity Life Insurance Company and Mid-America
           Bank of Louisville and Trust Company (filed as
           Exhibit 2.22 to the Registrant's Current Report
           on Form 8-K dated June 30, 1994 and incorporat-
           ed herein by reference). . . . . . . . . . . .

  10.1 Amended and Restated 1990 Stock Option Incen-tive Plan of Registrant dated June 10, 1994. .

  10.2     Note of CFSB Corporation, dated January 25,
           1993, payable to Southwestern Life Insurance
           Company (filed as Exhibit 10.21 to the Regis-
           trant's Current Report on Form 10-K for the
           year ended December 31, 1992, and incorporated
           herein by reference) . . . . . . . . . . . . .

  10.3     Loan Agreement, dated January 25, 1993, between
           CFSB Corporation and Southwestern Life Insur-
           ance Company (filed as Exhibit 10.22 to the
           Registrant's Annual Report on Form 10-K for the
           year ended December 31, 1992, and incorporated
           herein by reference) . . . . . . . . . . . . .

  10.4     Note of James M. Fail, dated January 25, 1993,
           payable to Southwestern Life Insurance Company
           (filed as Exhibit 10.23 to the Registrant's
           Annual Report on Form 10-K for the year ended
           December 31, 1992, and incorporated herein by
           reference) . . . . . . . . . . . . . . . . . .

  10.5     Loan Agreement, dated January 25, 1993, between
           James M. Fail and Southwestern Life Insurance
           Company (filed as Exhibit 10.24 to the Regis-
           trant's Annual Report on Form 10-K for the year
           ended December 31, 1992, and incorporated
           herein by reference) . . . . . . . . . . . . .

  10.6     Schedule of Omitted Documents. . . . . . . . .

  10.7     Assignment Agreement between Southwestern Life
           Insurance Company and Consolidated Fidelity
           Life Insurance Company, dated June 30, 1994,
           relating to Notes and Loan Agreements refer-
           enced as Exhibits 10.3, 10.4, 10.5, and 10.6
           above. . . . . . . . . . . . . . . . . . . . .

  10.8 Form of Agreement entered into by the Regis-trant and certain of its employees, including
           John T. Hull and W. Sherman Lay (filed as
           Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference) . .

  10.9     Form of Amendment to Agreement referenced as
           Exhibit 10.8 above, entered into between the
           Registrant and certain of its employees, in-
           cluding John T. Hull and W. Sherman Lay. . . .

  11.1     Computation of Earnings (Loss) Per Share of
           Common Stock on Average Shares Outstanding and
           Fully Diluted Bases for the Three Months and the Six Months ended June 30, 1994 and 1993. .

                          EXHIBIT 10.1

                  SOUTHWESTERN LIFE CORPORATION

      AMENDED AND RESTATED 1990 STOCK OPTION INCENTIVE PLAN

            (AS AMENDED EFFECTIVE DECEMBER 14, 1990,
                AUGUST 7, 1991 AND JUNE 30, 1994)


1.   PURPOSES OF THE PLAN

     1.1 The purposes of this Plan are to promote the growth and profitability of Southwestern Life Corporation (formerly I.C.H.
Corporation, the "Corporation") by enabling it and its subsidiaries to attract and retain the best available personnel for positions of substantial responsibility, and to provide key employees of the Corporation and its subsidiaries with an opportunity for investment in the Corporation's $1.00 par value common stock ("Common Stock") and to give them an additional incentive to increase their efforts on behalf of the long term success of the Corporation and its subsidiaries.

     1.2 The Corporation may, from time to time, on or before December 31, 1999, grant to such officers and other employees as may be selected in the manner hereinafter provided, options to purchase shares of Common Stock of the Corporation ("Options"), subject to the conditions hereinafter provided.

2.   ADMINISTRATION OF THE PLAN

     2.1  This Plan shall be administered by a Stock Option
Committee (the "Committee") of not less than three members of the Board of Directors of the Corporation who shall be appointed annually by the Board of Directors. No employee of the Corporation or of any of its subsidiaries who is eligible to participate in this Plan or who was eligible within the twelve months preceding appointment to the Committee, or will be eligible within the twelve months following service on the Committee, to participate in this Plan or any other stock plan of the Corporation shall be appointed as a member of the Committee. Vacancies occurring in the member-ship of the Committee shall be filled by appointment by the Board of Directors.

     2.2  A majority of the Committee shall constitute a quorum.
The acts of the majority of the members of the Committee present at any meeting at which a quorum is present (or acts approved in writing by a majority of the Committee) shall be the acts of the Committee. The Committee shall keep minutes of its proceedings, and from time to time shall make such reports to the Board of Directors as the Board of Directors shall direct.

3.   STOCK SUBJECT TO THE PLAN

     3.1 The shares to be issued upon exercise of Options shall be made available, at the discretion of the Board of Directors, either from the authorized but unissued Common Stock of the Corporation or from shares of Common Stock reacquired by the Corporation (whether before or after the date of this Plan), including shares purchased in the open market.

     3.2 Subject to the provisions of Section 3.3 of this Plan, the aggregate number of shares which may be delivered on exercise of Options shall not exceed 2,900,000 shares. If prior to December 31, 1999, an Option shall have expired or terminated without having been exercised in full for any reason, the unpur-chased shares shall (unless this Plan shall have been terminated) become available for grant of Options to other employees.

     3.3 In the event that (i) the number of outstanding shares of Common Stock of the Corporation shall be changed by reason of split-ups, combinations or reclassifications of shares or other-wise, or (ii) any stock dividends are distributed to the holders of Common Stock of the Corporation, or (iii) the Common Stock of the Corporation is converted into or exchanged for other shares as a result of any merger or consolidation (including a sale of assets) or other recapitalization then, in any such case, the number of shares for which Options theretofore granted and the price per share payable upon exercise of such Options shall be appropriately adjusted by the Committee so as to reflect such change.

4.   OPTION PRICE

     4.1 The purchase price of the shares subject to each Option shall be determined by the Committee ("Option Price"). The Option
Price shall not be less than the fair market value (as defined in Section 4.2) of the shares of the Common Stock of the Corporation on the day preceding the date on which such Option is granted;
provided, however, that if the sale prices required to determine the fair market value are not available for such day, the fair market value shall be determined as of the next preceding day for which the required sale prices are available.

     4.2 For purposes of this Plan, the fair market value of a share of the Common Stock of the Corporation shall be the mean between the highest and lowest sale prices of the Common Stock of the Corporation as reflected on the consolidated tape of issues listed for trading on the American Stock Exchange (or such other principal national securities exchange on which the Common Stock is so listed, as determined by the Committee) on the applicable day specified by this Plan for determining such fair market value.

5.   ELIGIBILITY OF OPTIONEES

     5.1 Options may be granted only to key employees of the Corporation or of its subsidiaries who are in positions of substantial responsibility in the Corporation or in a subsidiary,

as determined by the Committee. The term "key employees" shall include officers and other employees but shall not include
Directors who are neither officers nor employees devoting their full time to the Corporation or to a subsidiary. Members of the Committee shall not be eligible to receive an Option.

     5.2 Subject to the terms and conditions of this Plan, the Committee shall have exclusive authority (i) to select the employees to be granted Options (it being understood that more than one grant may be made to the same employee), (ii) to determine the number of shares subject to each grant, (iii) to determine the time or times when Options will be granted, (iv) to determine the Option
Price of the shares subject to each Option, (v) to prescribe the form, which shall be consistent with this Plan, of the instruments evidencing any Options, and (vi) to impose such other conditions, in addition to those otherwise required by this Plan, which the Committee may deem to be necessary or desirable to effect the purposes of this Plan.

6.   NON-TRANSFERABILITY OF OPTIONS

     6.1 No Option shall be transferable by the grantee otherwise than by the grantee's last will and testament (including without limitation a testamentary trust or similar vehicle), or by the laws of descent and distribution, and during the grantee's lifetime, such Option shall be exercised only by such grantee or such grantee's guardian or legal representative.

7.   EXERCISE OF OPTION

     7.1 Each Option shall terminate on its respective expiration date as established by the Committee (the "Expiration Date"), which date shall not be later than the expiration of ten years from the date on which the grant was made.

     7.2 Each Option shall vest in accordance with the respective vesting schedule established for such Option by the Committee
("Vested Option"), except that no Option shall vest before the expiration of six (6) months from the date on which the Option is granted; provided, however, that in the event of a Change of Control Termination (as hereinafter defined) all Options granted to any grantee more than six (6) months prior to the Change of Control
Termination Date (as hereinafter defined) shall be Vested Options;
further, provided, however, that if the present value of all compensation to be paid to a grantee upon a Change of Control
Termination, including, without limitation, the value of the accelerated vesting of the Options and any all other payments and benefits to be paid or provided to the grantee as severance compensation, would constitute a "parachute payment" (as defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended), then the accelerated vesting of the Options shall be deferred and the vesting of the Options shall be restructured so that such payments no longer constitute a "parachute payment," as so defined. Except in cases provided in Section 8 hereof, each Vested Option may be exercised only during the continuance of the grantee's employment with the Corporation or a subsidiary. Subject to the provisions of Section 7 and of Section 8 hereof, each Vested
Option may be exercised in whole or, from time-to-time, in part with respect to the number of shares as to which it is has been exercisable in accordance with the terms of this Plan.

     7.3 (a) To exercise a Vested Option granted under this Plan, the grantee shall complete and deliver to the Secretary of the Corporation, no later than the close of business on the date of exercise, a Notice of Exercise of Stock Option, stating:

               (i) the number of shares the grantee has elected to purchase;

              (ii) the method of payment of the purchase price and withholding taxes; and

             (iii) whether the amount of the payment or withhold-ing for applicable federal and state withhold-ing taxes will be the minimum amount required to be withheld or will include an additional sum (and the amount of such additional sum).

          (b) Subject to subparagraph (d), a Grantee may, at his election, pay for the shares and applicable federal and state withholding taxes:

               (i)  in cash;

              (ii)  by surrender of shares of the Corporation's
                    Common Stock having a total fair market value equal to the purchase price and/or withholding taxes;

             (iii) by having the Corporation withhold a portion of the shares that would otherwise be distrib-utable upon exercise of the option having a fair market value equal to the purchase price and/or withholding taxes; or

              (iv)  by any combination of methods (i), (ii) and
                    (iii) above.

          (c) Upon the exercise of a Vested Option or, in the case of an election by grantee under Section 83 of the Internal Revenue Code, on or before the Tax
               Date (as defined in Paragraph (d)), the grantee shall pay to the Corporation an amount equal to not less than the minimum state and federal tax liabil-ity required to be withheld and not more than the total anticipated state and federal tax liability with respect to such exercise, in accordance with his or her election under paragraph (b). Unless grantee shall notify the Corporation in the notice given pursuant to paragraph (a) or (d) of his desire to pay some other amount, the minimum with-holding tax liability shall be paid to the Corpora-tion upon exercise of the Vested Option.

          (d) Any election of the payment methods described in subparagraph (b)(i) shall be given in the Notice of Exercise of Stock Option. Grantees must make their election of a payment method described in subpara-graph (b)(ii), (b)(iii) or (b)(iv) (to the extent it involves the method of payment described in subparagraph (b)(ii) or (b)(iii)) before the date the option exercise becomes taxable ("Tax Date")
               (normally this would be the date of exercise of the option; if the grantee has not made an election under Section 83(b) of the Internal Revenue Code, however, the date would be six months following the date of exercise of the Option); provided that to the extent required by the Securities Exchange Act of 1934 ("Act") or any rules and regulations adopt-ed pursuant thereto, as may be amended, grantees subject to the reporting requirements of Section
               16(a) of the Act must make an election of a payment method described in subparagraph (b)(ii), (b)(iii) or (b)(iv) (to the extent it involves the payment method described in subparagraph (b)(ii) or
               (b)(iii)) not sooner than six months following the date of the grant of the option and within one of two time periods:

                    (i)  during the ten day period beginning on
                         the third business day following the date of the Corporation releases quarterly and annual summary statements of sales and earnings; or

                   (ii)  at least six months before the Tax Date.

               An election of the payment method described in subparagraph (b)(ii), (b)(iii) or (b)(iv) (to the extent it involves a payment method described in subparagraph (b)(ii) or (b)(iii) shall be given in writing to the Secretary of the Corporation within the time periods set forth above, shall be irrevo-cable and shall be subject to disapproval by the Committee. If the Committee shall, in its sole discretion, approve an election to permit delivery or to withhold the Corporation's Common Stock in payment of the Exercise Price or withholding tax obligations, it shall pass a resolution to such effect, but any such approval shall be subject to revocation by the Committee prior to the exercise of a Vested Option.

          (e) Payment of the purchase price for shares under any of the methods described in subparagraphs (b)(i),
               (b)(ii) or (b)(iv) (to the extent it does not involve withholding of shares) must accompany the Notice of Exercise of Stock Option. Until a grant-ee has made full payment of the purchase price in cash, shares, withholding or in any combination thereof, and until a certificate covering the shares purchased has been issued to the grantee, such grantee shall not possess any stockholder rights with respect to any of such shares.

     7.4 For purposes of this Section 7, the fair market value (as defined in Section 4.2) of a share of the Common Stock of the Corporation shall be determined as of the day preceding the date on which the Option is exercised in accordance with Section 7.3;
provided, however, that if the sale prices required to determine the fair market value are not available for such day, then the fair market value shall be determined as of the next preceding day for which the required sale prices are available.

     7.5  For purposes of this SECTION 7:

          (a)  "Change of Control Termination" means a Termination
(as defined in Section 8.1) that occurs after a Change of Control.

          (b) "Change of Control" means (i) the occurrence of an event of a nature that would be required to be reported in response to Item 1 or Item 2 of a Form 8-K Current Report of the Corporation promulgated pursuant to Sections 13 and 15(d) of the Act (as hereinafter defined); provided that, without limitation, such a Change of Control shall be deemed to have occurred if (a) any "person," as such term is used in Sections 13(d) and 14(d) of the Act (other than the Corporation, any trustee or other fiduciary holding securities under any employee benefit plan of the Corpora-tion, or any company owned, directly or indirectly, by the stockholders of the Corporation in substantially the same propor-tions as their ownership of stock of the Corporation), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Corporation representing thirty-five percent (35%) or more of the combined voting power of the Corporation's then outstanding securities or
(b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election by the Board or the nomination for election by the Corporation's stockholders was approved by a vote of at least sixty percent (60%) of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved; (ii) the stockholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation, other than a merger or consolidation that would result in the voting securities of the Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than eighty percent (80%) of the combined voting power of the voting securities of the Corporation or such surviving entity outstanding immediately after such merger or consolidation; or (iii) the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or any agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets.

          (c)  "Change of Control Termination Date" means the date
Termination occurs in contemplation of or following a Change of Control, which date shall be not earlier than 60 days prior to nor later than one year after the effective date of the Change of Control.

8.   TERMINATION OF EMPLOYMENT

     8.1 If a grantee's employment with the Corporation or a subsidiary shall cease for any reason other than the grantee's retirement, disability, or death, including, without limitation, a Change of Control Termination ("Termination"), the grantee may exercise each Vested Option to the extent that such Vested Option was exercisable pursuant to Section 7.2 when Termination occurred, at any time within three (3) months after Termination (but in no event after the Expiration Date of such Option). If the grantee's employment with the Corporation or a subsidiary shall cease due to death, each Vested Option of the grantee may be exercised by the grantee's estate or by the person designated in the grantee's last will and testament (including, without limitation, a testamentary trust or similar vehicle) to the full extent that such Vested
Option could have been exercised by such deceased grantee after such grantee's death (but in no event after the Expiration Date of such Option). Any questions as to whether and when there has been a cessation of employment shall be determined by the Committee and its determination on such questions shall be final.

     8.2 If a grantee's employment with the Corporation or a subsidiary shall cease due to retirement after attainment of normal retirement age or to disability, the grantee may exercise each Vested Option of such grantee at any time within two years after such grantee shall cease to be an employee (but in no event after the Expiration Date of such Option). The Committee shall from time to time specify the normal retirement age which shall be applicable to all grantees under this Plan.

9.   INTERPRETATION OF PLAN

     9.1 The Committee shall have full power and authority to construe and interpret this Plan. Decisions of the Committee shall be final, conclusive and binding on all parties, including the Corporation, its subsidiaries and stockholders, and the grantees, their estates, executors, administrators, heirs and assigns.

     9.2 It is intended that this Plan be interpreted and administered so as to exempt the Options (including without limitation the grant and exercise of the Options), to the fullest extent permitted by law (as from time to time in effect), from all liability provisions of Section 16(b) of the Act and the regula-tions promulgated thereunder.

     9.3 Nothing in this Plan or in grant hereunder shall confer any right to remain in the employment of the Corporation or of a subsidiary or in any way impair the right of the Corporation or of a subsidiary to terminate a grantee's employment at any time.

10.  AMENDMENTS TO PLAN

     10.1 The Committee, from time to time, may prescribe, amend and rescind rules and regulations relating to this Plan and, subject to the approval of the Board of Directors of the Corpora-tion, may at any time terminate, modify or suspend the operation of this Plan; provided, however, that, without the approval of the stockholders of the Corporation, no such modification shall:

          (i) materially increase the benefits accruing to participants under this Plan;

         (ii) except as provided in Section 3.3, increase the number of shares of the Corporation which may be issued under this Plan; or

        (iii) materially modify the requirements as to eligibility for participation in this Plan.

11.  APPLICABLE LAW AND REGULATIONS

     11.1 The obligation of the Corporation to sell and deliver shares under Options shall be subject to (i) all applicable laws, rules and regulations, and such approvals by any governmental agency as may be required, including but not limited to, the effectiveness of a Registration Statement under the Securities Act of 1933, as deemed necessary or appropriate by counsel for the Corporation, and (ii) the condition that the shares of Common Stock reserved for issuance upon the exercise of Options shall have been duly listed upon any stock exchange on which the Corporation's
Common Stock may then be listed. Certificates representing shares issued upon exercise of any Option shall bear a legend with respect to each applicable restriction set forth in this Section 11.1.

12.  EFFECTIVE DATE

     12.1 This Plan shall be effective as of April 12, 1990, subject to its approval by the stockholders of the Corporation at the 1990 annual meeting of stockholders.

                          EXHIBIT 10.6

     In accordance with Instruction 2 to Item 601(a) of Regulations
S-K, the following documents have been omitted from filing with the Registrant's Form 10-Q since they are substantially identical in all material respects to documents that have been previously filed by the Registrant and which are incorporated herein by reference.
Set forth below is the name of each such omitted document and the material details in which each such document differs from the previously filed document:

     1. Note of CFSB Corporation, dated January 25, 1993, payable to Southwestern Life Insurance Company as assignee of Consolidated Fidelity Life Insurance Company is omitted from filing since it is substantially similar to Exhibit
          10.2 to this Form 10-Q, with the exception of the parties thereto and the principal amount ($____________).

     2.   Loan Agreement, dated January 25, 1993, between CFSB
          Corporation and Southwestern Life Insurance Company, as assignee of Consolidated Fidelity Life Insurance Company is omitted from filing herewith since it is substantially similar to Exhibit 10.3 to this Form 10-Q, with the exception of the parties thereto and the principal amount
          ($____________).

     3.   Note of James M. Fail, dated January 25, 1993, payable to
          Southwestern Life Insurance Company as assignee of
          Consolidated Fidelity Life Insurance Company is omitted from filing herewith since it is substantially similar to
          Exhibit 10.4 to this Form 10-Q, with the exception of the parties thereto and the principal amount ($____________).

     4.   Loan Agreement, dated January 25, 1993, between James M.
          Fail and Southwestern Life Insurance Company as assignee of Consolidated Fidelity Life Insurance Company is omitted from filing herewith since it is substantially similar to Exhibit 10.5 to this Form 10-Q, with the exception of the parties thereto and the principal amount
          ($____________).

                          EXHIBIT 10.7

    ASSIGNMENT AND TRANSFER OF NOTES, LIENS AND OTHER RIGHTS


     THIS ASSIGNMENT AND TRANSFER OF NOTES, LIENS AND OTHER RIGHTS
(the "Assignment") is made and entered into this 30th day of June
1994, by and between CONSOLIDATED FIDELITY LIFE INSURANCE COMPANY, a Kentucky life insurance corporation ("Seller") and SOUTHWESTERN
LIFE INSURANCE COMPANY, a Texas life insurance corporation
("Purchaser").

                            RECITALS:

     A. Seller and CFSB Corporation ("CFSB") have previously entered into that certain Loan Agreement dated as of January 25, 1993 (the "CFSB Loan Agreement") pursuant to which Seller has made a loan to CFSB in an aggregate principal amount of up to $46,266,675 (the "CFSB Loan").

     B.   The CFSB Loan is evidenced by that certain Promissory
Note dated as of January 25, 1993 executed by CFSB and payable to the order of Seller in the original principal amount of $46,266,675.00 (the "CFSB Note").

     C.   Payment of the CFSB Loan is guaranteed by James M. Fail
("Fail") pursuant to that certain Guaranty Agreement dated as of January 25, 1993 (the "Guaranty").

     D.   Seller and Fail have previously entered into that certain
Loan Agreement dated as of January 25, 1993 (the "Fail Loan
Agreement", and together with the CFSB Loan Agreement, the "Loan
Agreements") pursuant to which Seller has made a loan to Fail in an aggregate principal amount of up to $32,210,202 (the "Fail Loan", and together with the CFSB Loan, the "Loans").

     E.   The Fail Loan is evidenced by that certain Promissory
Note dated as of January 25, 1993 executed by Fail and payable to the order of Seller in the original principal amount of $32,210,202
(the "Fail Note", and together with the CFSB Note, the "Notes").

     F. The Loans are secured by (i) that certain Pledge Agree-ment (herein so called) dated as of January 25, 1993 between Fail and Seller pursuant to which Fail has pledged to Seller all of his right, title and interest in and to, among other things, the capital stock of CFSB, and that (ii) certain Security Agreement
(herein so called) dated as of January 25, 1993 between Seller and CFSB, pursuant to which CFSB has pledged to Seller all of its right, title and interest in and to, among other things, the cap-ital stock of Bluebonnet Savings Bank FSB, a federal savings bank
("BSB").

     G.   Seller and BSB have entered into that certain BSB
Agreement (herein so called) dated as of January 25, 1993 pursuant to which BSB has made certain representations and warranties to, and certain covenants for the benefit of, Seller.

     H.   Seller, CFSB and Mid-America Bank of Louisville and Trust
Company (the "Bank") have entered into that certain Collateral
Account Agreement (herein so called) dated as of January 25, 1993 pursuant to which CFSB has (i) granted to Seller a lien on and security interest in the Collateral Account (as defined in the Collateral Account Agreement), (ii) authorized Seller to exercise all rights and privileges with respect to the Collateral Account, and (iii) instructed the Bank not to permit any withdrawals or transfers from the Collateral Account except in accordance with the instructions of the Seller in accordance with the Collateral
Account Agreement.

     I. The Seller, CFSB, BSB and Fail have entered into that certain Collection and Payment Agreement (herein so called) dated as of January 25, 1993 pursuant to which the parties thereto have agreed to the application of funds collected in the Collateral
Account.

     J. Purchaser now desires to purchase the Notes and Seller's rights in, to and under the Loan Agreements, the Guaranty, the Pledge Agreement, the Security Agreement, the BSB Agreement, the
Collateral Account Agreement, the Collection and Payment Agreement and any and all other agreements, documents, instruments or certificates executed in connection therewith (collectively, the "Loan Documents"), in exchange for certain consideration as set forth in that (i) certain Agreement (the "CFLIC/ICH Agreement") dated June 15, 1993 by and among Seller, I.C.H. Corporation (now known as Southwestern Life Corporation) and Consolidated National
Corporation and (ii) certain Termination and Recapture Agreement
(the "Termination Agreement") of even date herewith by and between Employers Reassurance Corporation, Seller, Purchaser and Southwest-ern Life Corporation (formerly known as I.C.H. Corporation) (the
"Consideration").

     K. Seller is willing to sell the Notes and all of its right, title and interest in, to and under each of the Loan Documents, together with the collateral securing the Notes, to Purchaser upon the terms and conditions set forth herein.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1.   ASSIGNMENT.

     Subject to the terms and conditions hereof and in exchange for the Consideration, Seller hereby sells, assigns, grants, transfers, and conveys unto Purchaser (i) the Notes and the obligations evidenced thereby, (ii) all of Seller's right, title, and interest in and to each of the Loan Documents, and (iii) any and all security interests and liens securing the Notes, including without limitation the liens and security interests granted pursuant to the Pledge Agreement, the Security Agreement and the Collateral Account
Agreement.

     2. CONDITIONS. The obligations of Purchaser hereunder are subject to the following conditions precedent:

          (a)  DELIVERY OF LOAN DOCUMENTS.

          Simultaneously with the execution of this Assignment
     Seller shall have irrevocably instructed the Bank to deliver to Purchaser each of the following : (a) the original Notes,
     (b) the Loan Agreements, (c) the original Guaranty, (d) the original Pledge Agreement, (e) the original Security Agree-ment, (f) the original BSB Agreement, (g) the original
     Collateral Account Agreement, (h) the original Escrow Agree-ment, (i) the original Collection and Payment Agreement; (j) all other original agreements, documents, instruments or certificates executed in connection with the CFSB Loans; and
     (k) CFSB Stock Certificate No. 4 and CFSB Stock Certificate
     No. 5 (the "CFSB Stock Certificates").

          (b)  ENDORSEMENTS.

          Seller shall have endorsed the following language on each
     Note:

          Pay to the order of Southwestern Life Insurance Company, without recourse, representation or warranty, except as provided in that certain Assignment and Transfer of Notes, Liens and Other Rights dated June ___, 1994, among
          Consolidated Fidelity Life Insurance Company and South-western Life Insurance Company.

                                Consolidated Fidelity Life
                                Insurance Company


                                By:________________________________
                                   Name:___________________________
                                   Title:__________________________

          (c) CONSIDERATION. Each and every obligation of Seller shall have been performed under and pursuant to CFLIC/ICH
     Agreement and the Termination Agreement.

          (d)  FURTHER ASSURANCES.

          Seller shall execute and deliver such further agreements, notices, assignments and instruments, including without limitation, UCC-3 assignments, as may be deemed necessary or desirable by Purchaser to carry out the provisions and purposes of this Assignment and to preserve and continue the liens and security interests created by the Loan Documents.

     3.   REPRESENTATIONS AND WARRANTIES.

          (a) Seller hereby represents and warrants to Purchaser that:

               (1) Seller has all requisite power and authority to execute and deliver, and to perform all of its obliga-tions under this Assignment and all instruments and other documents executed and delivered by Seller in connection herewith.

               (2) The execution, delivery and performance of this Assignment have been duly authorized by all necessary action on the part of Seller and do not and will not
          (i) require any consent or approval that has not been obtained, or (ii) violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Seller.

               (3) This Assignment constitutes a legal, valid and binding obligation of Seller enforceable against Seller in accordance with its terms.

               (4) Seller is the owner of the Notes, the Guaranty and the liens evidenced by the Security Agreement, the Pledge Agreement and the Collateral Account Agreement.
          Seller has not transferred, assigned or pledged to any third party any interest of Seller in the Notes, the Guaranty, the liens evidenced by the Security Agreement, the Pledge Agreement or the Collateral Account Agreement, or its rights under any of the other Loan Documents.

               (5) Seller has, simultaneously with the execution hereof, irrevocably instructed the Bank to deliver to Purchaser the original executed Loan Documents.

          (b) Purchaser hereby represents and warrants to Seller that:

               (1) Purchaser has all requisite power and authority to execute and deliver, and to perform all of its obligations under this Assignment and all instruments and other documents executed and delivered by Purchaser in connection herewith.

               (2) The execution, delivery and performance of this Assignment have been duly authorized by all necessary action on the part of Purchaser and do not and will not
          (i) require any consent or approval that has not been obtained, or (ii) violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Purchaser.

               (3) This Assignment constitutes a legal, valid and binding obligation of Purchaser enforceable against Pur-chaser in accordance with its terms.

               (4)  Except as expressly set forth herein neither
          Seller nor Purchaser makes any representation or warranty in relation to this Assignment.

     4.   TERMINATION OF INTERCREDITOR AGREEMENT.

     Seller and Purchaser hereby agree that the certain Inter-creditor Agreement dated as of January 25, 1993 between Seller and Purchaser shall be terminated as of the date hereof, is no longer in force and effect and the parties thereto shall have no further duties or obligations thereunder.

     5.   MISCELLANEOUS.

     This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.
This Assignment may be executed in any number of multiple counter-parts and by different parties on separate counterparts, and each such counterpart shall be deemed an original, but all such counterparts together shall constitute one and the same Assignment.
This Agreement constitutes the entire agreement of the parties with respect to the subject matter hereof, and supersedes all written or oral agreements, conditions or understandings related to the subject matter hereof. This Assignment has been executed and delivered in, and shall be governed by and construed in accordance with the substantive laws of, the State of Texas.

     IN WITNESS WHEREOF, the undersigned have executed this Assignment as of the 30th day of June 1994.

                            SELLER:

                            CONSOLIDATED FIDELITY LIFE
                            INSURANCE COMPANY



                            By:________________________________
                               Name:___________________________
                               Title:__________________________


                            PURCHASER:

                            SOUTHWESTERN LIFE INSURANCE COMPANY



                            By:________________________________
                               Name:___________________________
                               Title:__________________________

                          EXHIBIT 10.9

                  SECOND ADDENDUM TO AGREEMENT

     THIS ADDENDUM TO AGREEMENT is made and entered to be effective as of November 30, 1993, by and between FACILITIES MANAGEMENT
INSTALLATION, INC., a Delaware corporation, ("FMI"), SOUTHWESTERN
LIFE CORPORATION, a Delaware corporation, formerly known as I.C.H.
Corporation ("SLC") and ______________ ("Employee"),


                     INTRODUCTORY PROVISIONS
                     -----------------------

     The following provisions are true and correct and form the basis for this Agreement:

     A.   FMI, SLC and Employee entered into an agreement dated
November 30, 1993 under which FMI and SLC agreed to provide certain supplemental severance and other benefits to Employee, as the same was amended by Addendum To Agreement dated as of February 21, 1994
(the "Supplemental Benefit Agreement").

     B.   It has been determined that the Supplemental Benefit
Agreement does not correctly express the intent of the parties thereto with respect to certain matters as of the date the Supplemental Benefit Agreement was initially entered into.

     C.   The parties hereto wish to modify the Supplemental
Benefit Agreement to correct such error.

     NOW, THEREFORE, in consideration of the premises and the mutual promises of the parties hereto, the parties hereby covenant and agree as follows:

     1.   AMENDMENTS TO SUPPLEMENTAL BENEFIT AGREEMENT.

     (a) Paragraph 1(g) of the Supplemental Benefit Agreement be and the same is hereby amended to read in its entirety as follows:

          "(g) 'Payment Date' means the first business day that is at least thirty (30) calendar days after the Employee or the Employee's Estate has sold all of Employee's Re-stricted Stock Purchase Shares and Stock Option Shares."

     (b) Paragraph 1(h) of the Supplemental Benefit Agreement be and the same is hereby amended to read in its entirety as follows:

          "(h) 'Prevailing Market Price' means the price per share for shares of $1 par value common stock of SLC as reported on the American Stock Exchange, Inc. composite tape immediately prior to the sale by Employee of the Stock Option Shares then being sold by Employee."

     (c) Paragraph 1(j) of the Supplemental Benefit Agreement be and the same is hereby amended to read in its entirety as follows:

          "(j) 'Sale Date' means any one or more of the following dates: November 25, 1994 and each April 10, May 25,
          August 25 and November 25 of each calendar year thereaf-ter; provided that if any of said dates falls on a day on which the Stock Exchange is closed, the Sale Date shall be the first day thereafter on which the Stock Exchange is opened."

     (d) Paragraph 1(p) of the Supplemental Benefit Agreement be and the same is hereby amended to read in its entirety as follows:

          "(p) 'Transaction Period' means the period commencing with the date of this Agreement and ending on the first
          Sale Date occurring at least thirty (30) calendar days after the Date of Termination; provided, however, if Termination of Employment does not occur prior to the death of the Employee, 'Transaction Period' means the period commencing with the date of this Agreement and ending on the first Sale Date occurring at least ninety
          (90) calendar days after the date of the Employee's death."

     (e) Paragraph 1(q) of the Supplemental Benefit Agreement be and the same is hereby amended to read in its entirety as follows:

          "(q) 'Termination of Employment' means the voluntary or involuntary termination of Employee's employment with SLC and/or FMI and/or with their Affiliates or Successors for any reason other than the Employee's gross misconduct.
          Should Employee continue as an employee of an Affiliate or Successor or become an employee of an Affiliate or Successor within thirty (30) calendar days of any event which would otherwise constitute a Termination of Employment, a Termination of Employment shall be deemed to have occurred unless: (i) SLC's and FMI's obligations hereunder are not terminated, or (ii) such Affiliate or Successor expressly assumes in writing all of SLC's and FMI's obligations hereunder."

     (f) Paragraph 6 of the Supplemental Benefit Agreement be and the same is hereby amended to read in its entirety as follows:

          "6. ASSIGNMENT. This Agreement may not be assigned by Employee or by Employee's Estate without the prior written consent of SLC and FMI or their permitted assignees. This Agreement may be assigned by SLC and/or
          FMI to their Affiliates or Successors provided each such Affiliate or Successor assumes and agrees to perform all of SLC's and/or FMI's obligations hereunder, as the case may be. Otherwise, this Agreement shall not be assigned by SLC's and/or FMI without the prior written consent of Employee or Employee's Estate."

     (g) The Supplemental Benefit Agreement be and the same is hereby amended by substituting "SLC" for "ICH" in every instance.

     2. CONFIRMATION. Except as expressly provided for herein, the Supplemental Benefit Agreement shall otherwise remain unchanged and in full force and effect.

     3. ENTIRE AGREEMENT. The Supplemental Benefit Agreement, as amended hereby, constitutes the entire agreement of the parties hereto with respect to the subject matter thereof and shall not be further modified or amended except in writing signed by the parties hereto.

          EXECUTED to be effective as of date first above written.

                              SLC:

                              SOUTHWESTERN LIFE CORPORATION,
                              a Delaware corporation



                              By:    /s/  Robert L. Beisenherz
                                   ------------------------------
                                   Robert L. Beisenherz
                                   Chairman, Chief Executive Offi-
                                   cer and President


                              FMI:

                              FACILITIES MANAGEMENT INSTALLATION,
                                INC., a Delaware corporation



                              By:    /s/  C. Fred Rice
                                   ------------------------------
                                   C. Fred Rice
                                   Senior Executive Vice President


                              EMPLOYEE:


                              _____________________________________
                              (name)

                               EXHIBIT 11.1

                    I.C.H. CORPORATION AND SUBSIDIARIES

         COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
           ON AVERAGE SHARES OUTSTANDING AND FULLY DILUTED BASES
                                (Unaudited)

               (Dollars in Thousands, Except Per Share Data)

                                  Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                              ------------------------  ------------------------
                                  1994        1993         1994        1993
                                  ----        ----         ----        ----
                                                                   (Restated)
Computation for statements of earnings:
  Operating earnings (loss)   $     4,738 $    (8,476) $       561 $    97,147
  Less dividends on
    preferred stock                (3,500)     (7,700)      (7,825)    (15,400)
                              ----------- -----------  -----------  ----------
  Operating earnings (loss) applicable
   to common stock                  1,238     (16,176)      (7,264)     81,747
   Cumulative effect to January 1, 1993
   of change in method of accounting
   for postretirement benefits                                          (1,812)
  Extraordinary losses                           (129)      (1,360)
                             ------------ -----------  -----------  ----------
  Net earnings (loss) applicable
   to common stock           $      1,238 $   (16,305) $    (7,264) $   78,575
                             ============ ===========  ===========  ==========

  Weighted average common
   shares outstanding          47,829,460  47,918,802   47,853,939  47,913,409
                             ============ ===========  =========== ===========
  Earnings (loss) per common share:
   Operating earnings (loss)        $ .03       $(.34)       $(.15)      $1.71
   Cumulative effect to January 1,
     1993 of change in method of
     accounting for postretirement
     benefits                                                             (.04)
   Extraordinary losses                                                   (.03)
                             -----------  -----------  -----------  ----------
     Net earnings (loss)     $       .03  $      (.34) $      (.15) $     1.64
                             ===========  ===========  ============ ==========
Additional computations(A):
  Weighted average common
   shares outstanding         47,829,460   47,918,802   47,853,939  47,913,409
  Incremental common shares
   applicable to common
    stock options based on
   the common stock daily
   average market price
   during the period             528,046      873,128      688,831     933,785
                             -----------  -----------  ----------- -----------
  Weighted average common
   shares, as adjusted        48,357,506   48,791,930   48,542,770  48,847,194
                             ===========  ===========  =========== ===========
  Weighted average common
   shares outstanding         47,829,460   47,918,802   47,853,939  47,913,409
  Incremental common shares
   applicable to common
    stock options based on
   the more dilutive of the
    common stock ending or
   daily average market
    price during the period      528,046      873,128      689,018     960,635
  Assumed conversion of
   convertible preferred
   shares                      6,153,755    7,867,466    6,153,755   7,867,466
                             -----------  -----------  ----------- -----------
  Weighted average common
   shares, assuming full
   dilution                   54,511,261   56,659,396   54,702,712  56,741,510
                             ===========  ===========  =========== ===========
  Net earnings (loss)
   applicable to common
   stock assuming conversion
   of convertible preferred
   stock                     $     4,738  $   (12,127) $       561 $    86,931
                             ===========  ===========  =========== ===========

______________
(A) These calculations are submitted in accordance with Securities Exchange Act of 1934 Release No. 9083, although not required by footnote 2 to para-graph 14 of Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3% or antidilution.

                                (Continued)

                    I.C.H. CORPORATION AND SUBSIDIARIES

         COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     ON AVERAGE SHARES OUTSTANDING AND FULLY DILUTED BASES, Continued
                                (Unaudited)

               (Dollars in Thousands, Except Per Share Data)

                                   Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                 ----------------------  --------------------
                                   1994       1993        1994       1993
                                   ----       ----        ----       ----
                                                                   (Restated)
Additional computations, continued(A):
  Earnings (loss) per common share:
   Average shares outstanding:
     Operating earnings (loss)     $ .03      $(.33)      $(.15)     $1.68
     Cumulative effect to January 1,
       1993 of change in method of
       accounting for postretirement
       benefits                                                       (.04)
     Extraordinary losses                                             (.03)
                                   -----      -----       -----      -----
     Net earnings (loss)           $ .03      $(.33)      $(.15)     $1.61
                                   =====      =====       =====      =====

   Fully diluted, assuming conversion
     of all applicable securities(B):
       Operating earnings (loss)   $ .09      $(.21)      $ .01      $1.58
       Cumulative effect to January 1,
         1993 of change in method of
         accounting for postretirement
         benefits                                                     (.03)
       Extraordinary losses                                           (.02)
                                   -----      -----       -----      -----
         Net earnings (loss)       $ .09      $(.21)      $ .01      $1.53
                                   =====      =====       =====      =====


______________
(B) Fully diluted earnings in 1994 and the three months ended June 30, 1993 as reflected in this exhibit are considered "antidilutive" because they result in per share earnings that exceed per share earnings as determined on the primary basis or per share losses that are less than per share losses as determined on the primary basis. Fully diluted earnings per share in 1994 and the three months ended June 30, 1993 as reflected in the consolidated statement of earnings (loss) were determined based on primary earnings per share calculations as a result of such antidilution.
