Form 10-Q/A
period 1994-06-30
SOUTHWESTERN LIFE CORP
filed 1994-08-18
CIK 49588

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For The Quarterly Period Ended June 30, 1994
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________ to _________________

Commission file number                       1-7697
                       ----------------------------------------------

                          Southwestern Life Corporation
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                            43-6069928
- - -------------------------------      ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



          100 Mallard Creek Road, Suite 400, Louisville, Kentucky 40207
          -------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)
                                 (502) 894-2100
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                               I.C.H. Corporation
   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes[X] No[ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class and Title of                      Shares Outstanding
     Capital Stock                           as of August 10, 1994
     -------------                           ---------------------

     Common Stock, $1.00 Par Value                47,265,016

                    The Index to Exhibits appears on page 4.


                          This filing contains 5 pages.

     This Amendment No. 1 amends Exhibit 10.6 of the Form 10-Q of Southwestern Life Corporation for the quarter ended June 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHWESTERN LIFE CORPORATION


                                        BY:S\JOHN T. HULL
                                           -------------------------------------
                                         John T. Hull, Executive Vice President
                                            Treasurer and Principal Accounting
                                            Officer



Date:  August 18, 1994

                                INDEX TO EXHIBITS

Exhibit No.                       Description                           Page No.
- - -----------                   ---------------                           --------

10.6                          Schedule of Omitted Exhibits                  5