Form 10-Q/A
period 1994-03-31
SOUTHWESTERN LIFE CORP
filed 1994-10-12
CIK 49588

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994
                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-7697

                            ------------------------

                         SOUTHWESTERN LIFE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                    43-6069928
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)    Identification No.)

500 NORTH AKARD STREET, DALLAS,
             TEXAS
     (Address of principal                75201
       executive offices)               (Zip Code)

                                 (214) 954-7703
              (Registrant's telephone number, including area code)

  I.C.H. CORPORATION, 100 MALLARD CREEK ROAD, SUITE 400, LOUISVILLE, KENTUCKY
                                     40207
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             SHARES
                                           OUTSTANDING
          CLASS AND TITLE OF              AS OF MAY 13,
            CAPITAL STOCK                     1994
- --------------------------------------  -----------------
Common Stock, $1.00 Par Value              47,834,739

                            ------------------------

    The Index to Exhibits appears on Page   .

    This filing contains    pages.

    This Amendment No. 1 amends Items 1 of Part I and Exhibit 11.1 of the Form 10-Q of Southwestern Life Corporation for the quarter ended March 31, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    This Amendment No. 1 amends Item 1 of Part I and Exhibit 11.1 of the Form 10-Q of Southwestern Life Insurance Company for the quarter ended March 31, 1994.

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             MARCH 31,   DECEMBER 31,
                                                                                1994         1993
                                                                             ----------  ------------
                                                                                  (IN THOUSANDS)
                                               ASSETS
Investments:
  Fixed maturities:
    Available for sale at fair value.......................................  $1,638,241   $1,691,693
    Held to maturity at amortized cost.....................................      25,972       26,149
  Equity securities, at fair value.........................................      63,579       75,831
  Mortgage loans on real estate, at amortized cost.........................     124,841      138,504
  Real estate, at lower of cost or fair value..............................      67,100       67,491
  Policy loans.............................................................     176,743      177,736
  Collateral loans.........................................................      31,048       34,099
  Investments in limited partnerships......................................      42,593       43,640
  Cash and short-term investments..........................................     301,382      366,922
  Other invested assets....................................................      28,097       16,058
                                                                             ----------  ------------
      Total investments....................................................   2,499,596    2,638,123
Due from reinsurers........................................................     381,407      388,083
Notes and accounts receivable and uncollected premiums.....................      12,344        6,951
Accrued investment income..................................................      28,020       31,633
Deferred policy acquisition costs..........................................     192,494      168,525
Present value of future profits of acquired business.......................      49,415       50,705
Deferred income tax asset..................................................      73,822       53,033
Excess cost of investments in subsidiaries over net assets acquired, net of
 accumulated amortization..................................................     305,231      307,604
Other assets...............................................................      55,251       47,999
Assets held in separate accounts...........................................       5,061        5,207
                                                                             ----------  ------------
                                                                             $3,602,641   $3,697,863
                                                                             ----------  ------------
                                                                             ----------  ------------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance liabilities:
  Future policy benefits and other policy liabilities......................  $  928,310   $  927,303
  Universal life and investment contract liabilities.......................   1,667,980    1,684,396
Notes payable:
  Due within one year......................................................      34,548       34,546
  Due after one year.......................................................     383,229      383,435
Federal income taxes currently payable.....................................      27,002       29,015
Other liabilities..........................................................     136,880      138,791
Liabilities related to separate accounts...................................       5,061        5,207
                                                                             ----------  ------------
                                                                              3,183,010    3,202,693
                                                                             ----------  ------------
Stockholders' equity:
  Preferred stock..........................................................     229,239      229,239
  Common stock.............................................................      71,701       71,594
  Common stock, Class B....................................................      --              100
  Additional paid-in capital...............................................     155,495      155,499
  Net unrealized investment gains (losses), net of deferred income taxes in
   1993....................................................................     (10,875)      20,458
  Retained earnings........................................................      28,140       71,833
                                                                             ----------  ------------
                                                                                473,700      548,723
  Notes receivable collateralized by common stock..........................      (1,745)      (1,729)
  Treasury stock, at cost..................................................     (52,324)     (51,824)
                                                                             ----------  ------------
                                                                                419,631      495,170
                                                                             ----------  ------------
                                                                             $3,602,641   $3,697,863
                                                                             ----------  ------------
                                                                             ----------  ------------

   The accompanying notes are an integral part of these financial statements.

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -------------------------
                                                           1994          1993
                                                        -----------   -----------
                                                                      (RESTATED)
Income:
  Premium income and other considerations.............  $   116,574   $   118,386
  Net investment income...............................       30,007        62,424
  Realized investment gains (losses)..................      (45,774)       19,135
  Equity in earnings (losses) of equity investees and
   limited partnerships...............................          412        11,866
  Gain on sale of stock by Bankers Life Holding
   Corporation........................................                     99,376
  Other income........................................        2,499        26,647
                                                        -----------   -----------
                                                            103,718       337,834
                                                        -----------   -----------
Benefits, expenses and costs:
  Policyholder benefits...............................       90,685       114,006
  Amortization of deferred policy acquisition costs
   and present value of future profits................       12,293        13,066
  Other operating expenses............................       37,480        48,927
  Amortization of excess cost.........................        2,398         2,401
  Interest expense....................................       12,445        19,178
                                                        -----------   -----------
                                                            155,301       197,578
                                                        -----------   -----------
Operating earnings (loss) before income taxes.........      (51,583)      140,256
Income tax expense (credit)...........................      (12,214)       34,633
                                                        -----------   -----------
Operating earnings (loss).............................      (39,369)      105,623
Cumulative effect to January 1, 1993 of change in
 method of accounting for postretirement benefits, net
 of tax effect........................................                     (1,812)
Extraordinary losses, net of tax effect...............                     (1,231)
                                                        -----------   -----------
Net earnings (loss)...................................      (39,369)      102,580
Less dividends on preferred stock.....................       (4,325)       (7,700)
                                                        -----------   -----------
Net earnings (loss) applicable to common stock........  $   (43,694)  $    94,880
                                                        -----------   -----------
                                                        -----------   -----------
Weighted average shares outstanding...................   47,878,690    47,908,225
                                                        -----------   -----------
                                                        -----------   -----------
Earnings (loss) per common share:
Primary:
  Operating earnings (loss)...........................  $      (.91)  $      2.05
  Cumulative effect to January 1, 1993 of change in
   method of accounting for postretirement benefits...                       (.04)
  Extraordinary losses................................                       (.03)
                                                        -----------   -----------
    Net earnings (loss)...............................  $      (.91)  $      1.98
                                                        -----------   -----------
                                                        -----------   -----------
Fully diluted:
  Operating earnings (loss)...........................  $      (.91)  $      1.79
  Cumulative effect to January 1, 1993 of change in
   method of accounting for postretirement benefits...                       (.03)
  Extraordinary losses................................                       (.02)
                                                        -----------   -----------
    Net earnings (loss)...............................  $      (.91)  $      1.74
                                                        -----------   -----------
                                                        -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           1994         1993
                                                        ----------   ----------
                                                                     (RESTATED)
Cash flows from operating activities:
  Operating earnings (loss)...........................  $  (39,369)  $  105,623
  Items not requiring (providing) cash:
    Adjustments related to universal life and
     investment products:
      Interest credited to account balances...........       4,502       33,026
      Charges for mortality and administration........     (17,587)     (18,376)
    Depreciation and amortization.....................       4,056        3,820
    Increase in future policy benefits................         483        3,306
    Decrease (increase) in deferred policy acquisition
     costs............................................         (30)       2,708
    Increase (decrease) in currently payable income
     taxes............................................      (2,013)       5,595
    Decrease (increase) in deferred income taxes......     (12,536)      40,801
    Increase in policy liabilities, other policyholder
     funds, accounts payable and accrued expenses.....      10,012          156
    Decrease (increase) in notes and accounts
     receivable and accrued investment income.........        (920)       1,363
    Increase (decrease) in asset valuation
     allowances.......................................      46,435        1,352
    Equity in earnings of equity investees and limited
     partnerships.....................................        (412)     (11,866)
    Gain on termination of reinsurance................                  (17,117)
    Gain on sale of stock by Bankers Life Holding
     Corporation......................................                  (99,376)
    Other, net........................................       5,848       (3,023)
                                                        ----------   ----------
        Net cash provided (used) by operating
         activities...................................      (1,531)      47,992
                                                        ----------   ----------
Cash flows from investing activities:
  Sales and maturities of long-term invested assets...     283,667      522,927
  Purchases of fixed maturities.......................    (284,376)    (342,692)
  Purchases of other long-term invested assets........     (47,519)     (50,060)
                                                        ----------   ----------
        Net cash provided (used) by investing
         activities...................................     (48,228)     130,175
                                                        ----------   ----------
Cash flows from financing activities:
  Proceeds of collateralized mortgage note
   obligations........................................                  171,000
  Policyholder contract deposits......................      42,374       46,195
  Policyholder contract withdrawals...................     (48,851)    (166,146)
  Principal payments on notes payable.................        (204)     (37,686)
  Early retirement of subordinated debt...............                  (38,190)
  Principal payments on collateralized mortgage note
   obligations........................................                 (172,245)
  Purchase of common stock for treasury...............        (500)
  Dividends on preferred shares.......................      (4,325)      (7,700)
  Other...............................................      (4,275)
                                                        ----------   ----------
        Net cash provided (used) by financing
         activities...................................     (15,781)    (204,772)
                                                        ----------   ----------
Net decrease in cash and short-term investments.......     (65,540)     (26,605)
Cash and short-term investments at beginning of
 period...............................................     366,922      421,765
                                                        ----------   ----------
Cash and short-term investments at end of period......  $  301,382   $  395,160
                                                        ----------   ----------
                                                        ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                         SOUTHWESTERN LIFE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                         SOUTHWESTERN LIFE CORPORATION

                                  (UNAUDITED)

2.  INVESTMENT IN BANKERS LIFE HOLDING CORPORATION:
    The Company continued to reflect its equity in the earnings of BLHC through the date of sale. Following are unaudited condensed statement of financial results for BLHC for the three months March 31, 1993 and the Company's equity in such results as reflected in its consolidated statement of earnings (in thousands):

        Bankers Life Holding Corporation:
          Revenues...........................................  $354,700
          Earnings From operations...........................    29,800
          Extraordinary loss from early debt retirment.......    (4,800)
          Net earnings attributable to common stock..........    20,500
        Amounts recorded by the Company:
          Equity in operating earnings of BLHC...............  $ 11,106
          Equity in extraordinary losses of BLHC.............    (1,175)
                                                               --------
          Equity in earnings of BLHC.........................  $  9,931
                                                               --------
                                                               --------

3.  NOTES PAYABLE:
    Notes payable at March 31, 1994 and December 31, 1993, are summarized as follows:

                                                      1994       1993
                                                    --------   --------
                                                      (IN THOUSANDS)
        Borrowings under senior secured loan......  $ 30,000   $ 30,000
        11 1/4% Senior Subordinated Notes due
         1996.....................................   266,101    266,101
        11 1/4% Senior Subordinated Notes due
         2003.....................................    91,161     91,161
        9 1/2% unsecured note payable due 1996....    25,550     25,550
        Note payable, interest at prime, due in
         monthly installments through 1999,
         collateralized by aircraft equipment.....     4,668      4,872
        Other.....................................       297        297
                                                    --------   --------
                                                    $417,777   $417,981
                                                    --------   --------
                                                    --------   --------

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

4.  FEDERAL INCOME TAXES:
    The provision (credit) for income taxes on operating earnings (loss) consists of the following components:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                     ------------------
                                                       1994      1993
                                                     --------   -------
                                                       (IN THOUSANDS)
        Current tax expense (credit)...............  $    322   $(6,168)
        Deferred tax expense (credit)..............   (12,536)   40,801
                                                     --------   -------
                                                     $(12,214)  $34,633
                                                     --------   -------
                                                     --------   -------

                         SOUTHWESTERN LIFE CORPORATION

                                  (UNAUDITED)

4.  FEDERAL INCOME TAXES (CONTINUED):
    Net unrealized investment gains included in stockholders' equity at December 31, 1993, are reflected net of deferred income taxes totaling $8,226,000. The deferred income tax effects of unrealized investment losses included in stockholders' equity at March 31, 1994, totaling approximately $3,806,000 have been offset by an increase in the deferred income tax asset valuation allowance by a corresponding amount due to the uncertainty as to the Company's ability to generate capital gains in an amount sufficient to offset the unrealized capital losses.

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

    Modern American Life Insurance Company (Modern) is a defendant in a class action lawsuit filed on or about May 14, 1993 in the Circuit Court of Jackson County, Missouri, styled WILLIAM D. CASTLE, ET AL. V. MODERN AMERICAN LIFE INSURANCE COMPANY (the Castle case). The suit purports to be brought on behalf of a class of persons who own what plaintiffs denominate as charter contracts, issued by life insurance companies merged into or acquired by Modern and its predecessors. The suit alleges breach of contract, and seeks declaratory judgment, costs, expenses and such other relief as the Court deems appropriate. As an alternative, the suit seeks rescission. Southwestern Life Corporation was added as a defendant to the CASTLE case by an amended petition, filed February 16, 1994, alleging that the Company should be liable for any judgment against Modern through either disregarding Modern's corporate existence or finding tortious interference by the Company with plaintiff's contracts with Modern. The Company has filed a motion to dismiss the amended petition which currently is pending.

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

                         SOUTHWESTERN LIFE CORPORATION

                                  (UNAUDITED)

6.  REALIZED INVESTMENT GAINS (LOSSES):
    Following is an analysis of the major components of gains (losses) on investments (in thousands):

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                     ------------------
                                                       1994      1993
                                                     --------   -------
        Fixed maturities...........................  $  2,020   $14,350
        Mortgage-backed securities.................   (46,448)   (1,014)
        Equity securities..........................    (1,224)    6,211
        Other......................................      (122)     (412)
                                                     --------   -------
                                                     $(45,774)  $19,135
                                                     --------   -------
                                                     --------   -------

    Subsequent to the filing of its initial Report on Form 10-Q for three months ended March 31, 1994, the Company determined that it had incurred an other than temporary decline in the value of certain mortgage-backed securities and is amending its Report to reflect a writedown in the value of such securities totaling $46,448,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report on Form 10-Q/A.

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

9.  CHANGE IN CONTROL:
    On February 11, 1994, the Company purchased all of the 100,000 shares of its Class B Common Stock held by CNC for total cash consideration of $500,000. The Class B Common Stock had entitled CNC to elect 75% of the Company's Board of Directors. Upon the purchase, the Class B shares were automatically converted into an identical number of shares of Common Stock and at March 31, 1994, have been reflected as Treasury Shares. Concurrently with the purchase of such stock, the Company entered into Independent Contractor and Services Agreements (Services Agreements) with Robert T. Shaw and C. Fred Rice, the controlling shareholders of CNC. The Services Agreements provide for a lump sum payment to Messrs. Shaw and Rice totaling $2 million as of the closing date and additional payments totaling $8,575,000 over a ten-year period. In addition, the Company agreed to provide customary employee benefits to Messrs. Shaw and Rice and their dependents. In the event of the

                         SOUTHWESTERN LIFE CORPORATION

                                  (UNAUDITED)

9.  CHANGE IN CONTROL (CONTINUED):
deaths of Messrs. Shaw or Rice, any amounts not previously paid under the Services Agreements will become immediately payable to their estates. In consideration for the Services Agreements, Messrs. Shaw and Rice agreed that they would attempt to identify business opportunities in the insurance industry which may be suitable for the Company and to consult with the Company regarding such other matters as the Company may reasonably request. In addition, Mr. Rice continues to serve as an executive officer of the Company and, if re-elected, will continue to serve on the Company's Board of Directors. The Services Agreements replaced a management and consulting contract with CNC that provided for annual payments to CNC totaling $2 million. In addition, Mr. Shaw was granted an option to acquire certain aircraft equipment currently owned by the Company at its depreciated book value. The Company provided a liability for the present value of amounts payable under the Services Agreements totaling $9,050,000 in its financial statements for the year ended December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Effective June 15, 1994, I.C.H. Corporation changed its name to Southwestern Life Corporation (the Company or SLC).

    LIQUIDITY AND CAPITAL RESOURCES:

    On February 11, 1994, SLC purchased all of the 100,000 shares of its Class B Common Stock from Consolidated National Corporation (CNC) for total cash consideration of $500,000. The Class B Common Stock had entitled CNC to elect 75% of SLC's Board of Directors and, by virtue of such voting power, CNC was considered to be SLC's controlling shareholder. The Class B shares were automatically converted into an identical number of shares of SLC Common Stock, which at March 31, 1994, have been reflected as Treasury Shares. As a result of the repurchase, and subsequent conversion, SLC is no longer authorized to issue Class B Common Stock and all references in SLC's Certificate of Incorporation to the Class B Common Stock have been eliminated. Concurrent with the repurchase of the Class B Common Stock, Stephens Inc. (Stephens) and Torchmark Corporation (Torchmark) purchased 4,457,000 shares and 4,667,000 shares, respectively, of Common Stock from CNC, which reduced CNC and its subsidiaries' holding in SLC Common Stock to approximately 1,620,000 shares, or 3.4% of SLC's presently outstanding shares. Additional information regarding the repurchase of the Class B Common Stock and other terms of the transaction are included in Note 9 of the Notes to Financial Statements in this Form 10-Q/A and the Company's 1993 Annual Report to Shareholders. Management believes the repurchase of the Class B Common Stock is significant for various reasons. Most importantly, management believes that SLC's access to both debt and equity capital markets has been limited because of the control position held by CNC through the Class B Common Stock, and that the repurchase and conversion of the Class B Common Stock and considerable reduction in CNC's holdings of SLC Common Stock could ultimately enhance SLC's ability to refinance its currently outstanding debt. In May 1994, SLC engaged Stephens, an investment banking firm, to conduct a review of SLC in order to provide advice and recommendations to SLC's Board of Directors concerning SLC's strategic plans. See "Transactions With Consolidated Fidelity Life Insurance Company" below for a summary of the terms and the current status of a proposed transaction involving CNC's subsidiary and the Company.

    During the three months ended March 31, 1994, SLC experienced a significant decline in the fair value of its available for sale fixed maturity investments, primarily as a result of increases in market interest rates. Because such securities are reflected at their fair value for financial reporting purposes, the decline in fair value, coupled with an operating loss in the 1994 first quarter, had a significant impact on stockholders' equity and book value per common share. Common stockholders' equity declined $75.5 million, from $265.9 million, or $5.55 per share, at year-end 1993 to $190.4 million, or $3.98 per share, at March 31, 1994. Of this decline, $31.3 million, or $.66 per share, was attributable to the change in unrealized investment gains and losses. Because of its available liquidity and other factors, management does not anticipate that SLC will be required to liquidate a substantial portion of its available for sale fixed maturity portfolio over the near-term. See "Investment Portfolio" below for additional information regarding SLC's available for sale fixed maturities.

    At March 31, 1994, the parent company held cash, short-term investments and readily-marketable fixed maturity investments totaling approximately $120.6 million. As discussed in more detail in the Company's 1993 Annual Report, SLC has considerable flexibility in determining whether it will utilize cash to make a $100 million sinking fund installment with respect to its 11 1/4% Senior Subordinated Notes due 1996 (Old Notes). Assuming that a sinking fund installment relative to the Old Notes is not made utilizing available cash in 1994, management believes that SLC has sufficient liquidity with which to meet its debt service and preferred dividend requirements over the next twelve months. Depending on market conditions and other factors, SLC may from time-to-time utilize its available liquidity to purchase some of its Old Notes or other outstanding securities in open-market or private placement transactions.

    TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE COMPANY:

    Effective June 15, 1993, SLC entered into an agreement (the Agreement) which initiated the process of terminating certain reinsurance arrangements involving Consolidated Fidelity Life Insurance Company (CFLIC), a subsidiary of CNC. The reinsurance arrangements involve certain annuity business with reserves totaling $323.3 million as of March 31, 1994, which was transferred by a subsidiary of SLC, Southwestern Life Insurance Company (Southwestern), to an unaffiliated reinsurer in 1990. The unaffiliated reinsurer, in turn, transferred the business to another CNC subsidiary, Marquette National Life Insurance Company (Marquette). In 1991, Marquette transferred the annuity business to CFLIC.

    The reinsurance arrangements have been under review by the Texas Department of Insurance and, in March 1993, SLC and Southwestern agreed with the Texas Department that they would, among other things, develop a plan to enhance and diversify the assets supporting the liabilities reinsured by CFLIC, including possibly recapturing the reinsured annuity business. The recapture is subject to negotiations with the unaffiliated reinsurer and approval by the Texas Department.

    CNC and CFLIC agreed to structure the proposed recapture in a manner that will permit SLC to redeem or retire certain of its outstanding securities, provided CFLIC would be allowed to retain certain assets following the recapture. CFLIC holds SLC's senior secured debt, with a current balance of $30 million, approximately $22.2 million stated value of SLC's Series 1984-A Preferred Stock and $7 million stated value of SLC's Series 1987-B Preferred Stock.

    CFLIC also intends to terminate another reinsurance arrangement under which business written by Bankers Life and Casualty Company (Bankers), a former SLC subsidiary, is reinsured by CFLIC. Under terms of the Agreement, SLC is responsible for the negotiation on CFLIC's behalf of both the Southwestern and Bankers recaptures and management of the affairs of CFLIC and Marquette, including management of their investments, until the recaptures are effected. Upon completion of the recaptures, CFLIC will have no remaining insurance business.

    To facilitate the recaptures of the reinsured business, SLC acquired $63 million of CFLIC preferred stock in exchange for its ownership interest in certain investments with an estimated fair value as of June 15, 1993, of $63 million, including its ownership in a limited partnership (the HMC/Life Partners L.P.), which has subsequently been liquidated, and 83 percent of SLC's ownership interest in I.C.H. Funding Corporation (ICH Funding). ICH Funding is a special purpose entity that was formed in 1992 to hold SLC's residual interest in a pool of mortgage-backed securities acquired from Bankers. The CFLIC preferred stock is non-redeemable and non-voting, with cumulative 6% annual dividends that will be payable in kind until the recaptures are completed. SLC and CFLIC anticipate that the assets received by CFLIC from SLC in consideration for the preferred stock, along with other assets held by CFLIC, including its ownership in Marquette, will be transferred to Southwestern upon recapture of the annuity business. Following the recaptures, CFLIC is obligated to redeem its preferred stock by transferring its ownership in the SLC securities and additional assets to SLC. Upon their receipt, SLC intends to retire the SLC debt and securities.

    For financial reporting purposes, no gain or loss was recognized on the transfer of the assets to CFLIC. The Agreement identifies the specific assets and liabilities plus, subject to certain conditions, an amount in cash that will be retained by CFLIC following the recaptures. All remaining assets held by CFLIC, including the SLC securities, will revert to SLC in redemption of CFLIC's preferred stock. As a consequence, SLC will benefit or suffer the consequences to the extent of any appreciation or depreciation in the value of the assets transferred to CFLIC. At March 31, 1994, SLC has reflected its investment in the CFLIC preferred stock at its approximate fair value of $41.8 million, or $21.2 million less than the value assigned to such preferred stock at June 15, 1993. The reduction in fair value between the two dates was primarily attributable to a decline in the fair value of the 83% interest in ICH Funding transferred to CFLIC.

    Management believes the transactions with CFLIC will be beneficial for several reasons. In addition to eliminating $30 million in scheduled debt principal requirements, the redemption or retirement of the SLC securities would reduce SLC's interest and preferred dividend requirements by approximately $5.4 million annually. The termination of the reinsurance treaties is dependent on the performance and level of concentration of the assets of CFLIC supporting the reinsured liabilities and the completion of successful negotiations. Management's present goal is to complete the transactions with CFLIC as soon as possible. As part of the transactions involving CNC, Torchmark and Stephens described under "Liquidity and Capital Resources," SLC, CNC and CFLIC agreed with each of Torchmark and Stephens that CFLIC's reinsurance agreements will be terminated by May 30, 1994, on substantially the same terms as set out in the June 15, 1993 agreement, and SLC agreed that, if the recaptures were not completed by March 31, 1994, CNC will have the right to transfer its ownership interest in CFLIC to SLC, in exchange for the specified assets to be retained by CFLIC following the transactions. As of the date of this Report on Form 10-Q, SLC has not received notification from CNC that it is exercising such right, and management cannot predict if such right will be exercised.

    INVESTMENT PORTFOLIO:

    In 1993, the  Company adopted  Statement of  Financial Accounting  Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB), which established new standards of accounting and reporting for, among other things, all investments in debt securities. SFAS No. 115 expanded the use of fair value accounting (which is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale) and required financial institutions to classify their fixed maturity investments in one of three categories: held-to-maturity, available-for-sale, or trading. The Company classified its fixed maturity investments as either held-to-maturity or available-for-sale. Under SFAS No. 115, securities classified as "held-to-maturity" are carried at amortized cost and declines in value do not result in a writedown to fair value unless such losses are determined to be other than temporary. Securities classified as "available-for-sale" are carried at their fair value and losses are reflected as unrealized losses, unless the decline in value is determined to be other than temporary, in which case the losses must be reflected as realized losses and charged to earnings. SFAS No. 115 also indicates that a decline in value of a security below its amortized cost is properly classified as other than temporary if the value of the security cannot reasonably be expected to increase to at least its amortized cost in the near future.

    In 1993, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 93-18, "Impairment Recognition for Purchased Investment in a Collateralized Mortgage Obligation Investment or in a Mortgage-Backed Interest Only Certificate", which provided an analytical framework for measuring the impairment of certain "high-risk" CMO's and which has been widely used to provide guidance as to when write-downs should be taken on other CMO investments in accordance with SFAS No. 115. Under EITF No. 93-18, if the future cash flows from an investment on a discounted basis utilizing a "risk-free" rate of return are projected to be less than the investment's amortized cost on the basis of generally accepted accounting principles (GAAP), a write-down to present value is required.

    In light of SFAS No. 115 and positions taken by the EITF, the Company classified its investments in certain Class B pass-through certificates issued by Fund America Investors Corporation II (the Fund America Investment) and the residual interest in a special purpose trust, the Secured Investors Structured Trust 1993-1 (the SIST Residual), as available-for-sale and reduced the carrying value of such investments from $95.5 million to $67.1 million at December 31, 1993. The reduction in fair value of $28.4 million was determined to be temporary and thus was accounted for as an unrealized investment loss and reported as a charge to stockholders' equity.

    The Fund America Investment and the SIST Residual are both highly sensitive to changes in mortgage loan prepayment rates and changes in market interest rates, particularly the London Interbank Offered Rate (LIBOR) upon which interest payments to holders of senior classes of these investments are generally based. During the first three months of 1994, mortgage loan prepayment rates and LIBOR both increased, as a consequence, the aggregate unrealized losses on the Fund America Investment and SIST Residual increased to $46.4 million at March 31, 1994. Based on a decline in mortgage loan prepayment rates toward the end of March 1994 (and continuing in April 1994), management initially determined that the declines in value of the Fund America Investment and the SIST Residual were temporary in nature and, accordingly, adjustments in fair value were reflected as unrealized losses in stockholders' equity.

    The Fund America Investment and the SIST Residual are collateralized by the principal component of bonds (the RFCO Strips) issued by the Resolution Funding Corporation, a mixed-ownership government corporation established for the sole purpose of providing financing for the Resolution Trust Corporation, the agency charged with resolving failed savings and loan associations. By their terms, the payment of the RFCO Strips are due in full in single payments in April 2030 (in the case of the Fund America Investment) and in January 2021 (in the case of the SIST Residual) in amounts sufficient to assure the full recovery of SLC's Fund America Investment and SIST Residual. Although not obligations of, or guaranteed as to principal by, the United States of America, the Offering Circulars for the RFCO Strips stated that the principal amounts of the RFCO Strips would be fully repaid from proceeds of noninterest bearing obligations of the United States issued by the Secretary of the Treasury and deposited in a separate account at the Federal Reserve Bank in New York. Accordingly, management believed that these investments were not "high risk" CMOs, as defined in current authoritative accounting literature, and that, if held to maturity, there was no permanent impairment in the value of these investments.

    Subsequent to the filing of its June 30, 1994, Report on Form 10-Q, the Company, after consulting with its independent accountants and other advisors, re-evaluated the Fund America Investment and the SIST Residual. Notwithstanding the collateral provided by the RFCO Strips as discussed above, on the basis of its review of these investments, and the application of SFAS No. 115 and EITF No. 93-18, the Company determined that the declines in value of these investments at March 31, 1994 were other than temporary and that a restatement of the financial statements contained in its Report on Form 10-Q for such period to reflect a reduction in earnings was appropriate. Accordingly, at March 31, 1994, SLC has reflected a charge to earnings for the writedown of these investments from their GAAP book value totaling $96.4 million to their fair value totaling $50.0 million, or a total charge of $46.4 million. For financial reporting purposes, the $50.0 million fair value of these investments will become their new cost basis for periods after March 31, 1994. Prior to March 31, 1994, SLC and its subsidiaries had accrued investment income on these investments at an annual rate of 6% of their prior GAAP book values, or approximately $5.7 million of annual investment income. Because the fair values of these investments at March 31, 1994 were determined based on an assumed 11% discount rate, investment income on these investments will be accrued at 11% of their new cost basis for periods subsequent to that date, or approximately $5.5 million of annual investment income. As a consequence, the writedowns reflected at March 31, 1994, are not expected to have a significant effect on the Company's future reported results of operations. However, as discussed below, significant additional writedowns in future periods could ultimately have a significant effect on reported results.

    The declines in value of the Fund America Investment and the SIST Residual have not had, and are not expected to have any effect on the Company's operating cash flows. For purposes of statutory accounting, the Investment Working Group of the National Association of Insurance Commissioners (NAIC) has tentatively decided not to follow or adopt the GAAP accounting standards of SFAS No. 115 and EITF No. 93-18 described above.

    Although no further writedowns of the Fund America Investment and the SIST Residual were required at June 30, 1994, further increases in interest rates and continued unsettled activity in the market for CMOs may necessitate further substantial writedowns of these investments. Any such additional writedowns will be reported as a charge to earnings for the period or periods in which they are realized. Although the Company is unable to predict the size or timing of any such additional writedowns, it believes that there is a likelihood that such writedowns will be required at some point in the future. Such writedowns, if required, could result in a significant reduction in subsequently reported earnings. In connection with preparing its financial statements for the nine month period ended September 30, 1994, the Company intends to re-evaluate the Fund America Investment and the SIST Residual to determine whether an additional writedown is required as of such date.

    At   December  31,  1993,  SLC  reflected  unrealized  investment  gains  of
$20,458,000 and at March 31, 1994, reflected unrealized investment losses of $10,875,000. Following is an analysis of the major components of such unrealized gains (losses) (in thousands):

                                            MARCH 31,    DECEMBER 31,
                                               1994          1993
                                            ----------   ------------
        Available for sale fixed
         maturities.......................  $  (24,594)    $  21,424
        Equity securities.................       5,521         7,271
        Equity in unrealized gains of
         limited partnerships.............       3,568         5,349
        Other.............................         503          (159)
                                            ----------   ------------
                                               (15,002)       33,885
        Less effect on other balance sheet
         accounts:
          Deferred policy acquisition
           costs..........................       5,995       (16,647)
          Unearned revenue reserves.......      (1,868)        6,266
                                            ----------   ------------
        Gross unrealized investment gains
         (losses).........................     (10,875)       23,504
        Minority interest in unrealized
         losses...........................                     5,180
        Deferred income taxes.............                    (8,226)
                                            ----------   ------------
            Net unrealized investment
             gains (losses)...............  $  (10,875)    $  20,458
                                            ----------   ------------
                                            ----------   ------------

    The difference between amortized cost and fair value of SLC's available for sale fixed maturities decreased from an approximate $21.4 million unrealized gain at year-end 1993 to an approximate $24.6 million unrealized loss at March 31, 1994, or a net change of $46.0 million. The fair values of other than the above described mortgage-backed debt securities declined approximately $74.4 million between the two dates primarily as a result of increases in market interest rates and the negative effect of such rate increases on the fair values of such securities. As discussed above, at year-end 1993, unrealized investment losses totaling $28.4 million had been reflected relative to the Fund America Investment and the SIST Residual. As a result of these writedowns of the Fund America Investment and the SIST Residual, the $28.4 million in unrealized investment losses relative to these mortgage-backed securities at year-end 1993 were eliminated at March 31, 1994.

    Unless determined to be other than temporary, changes in the fair values of available for sale fixed maturities have no effect on SLC's reported results of operations, but can have a volatile effect on SLC's stockholders' equity and book value per common share, as the carrying values of available for sale fixed maturities are adjusted in SLC's balance sheet to their fair values at each reporting date through a charge or credit to stockholders' equity. In addition, unrealized investment losses generally have a more significant impact on stockholders' equity than unrealized gains because of deferred income tax effects. Net unrealized investment gains must be tax-effected, or reduced for the potential income tax expense associated with such gains, through a provision of a deferred income tax liability. Net unrealized investment losses are likewise tax-effected, or reduced for the potential income tax benefits associated with such losses; however, if such tax-effecting results in a deferred income tax asset, consideration must be given to providing a valuation allowance against such deferred income tax asset. At present the Company does not have sufficient unrealized investment gains to offset its unrealized investment losses. Accordingly, a valuation allowance has been provided against the Company's deferred income tax asset related to unrealized investment losses, which effectively eliminates the recognition of any portion of the income tax benefits associated with such unrealized losses. Because of its available liquidity and other factors, such as its seasoned block of traditional life insurance business, SLC has no current plans, and management believes that SLC will not have the need over the near-term, to liquidate a significant portion of its available for sale fixed maturity investments at a loss. Following is an analysis of gross unrealized investment gains and losses on available for sale fixed maturities as of March 31, 1994 and December 31, 1993 (in thousands):

                                              MARCH 31,    DECEMBER 31,
                                                 1994          1993
                                              ----------   -------------
        Gross unrealized gains..............    $ 25,701      $ 63,535
        Gross unrealized losses.............     (50,295)      (42,111)
                                              ----------   -------------
            Net unrealized gains (losses)...    $(24,594)     $ 21,424
                                              ----------   -------------
                                              ----------   -------------

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

                                     AVAILABLE     HELD TO                  PERCENT OF   PERCENT OF
                                     FOR SALE    MATURITY AT     TOTAL        TOTAL        TOTAL
                                      AT FAIR     AMORTIZED      FIXED        FIXED       INVESTED
INVESTMENT QUALITY                     VALUE        COST       MATURITIES   MATURITIES     ASSETS
- -----------------------------------  ---------   -----------   ----------   ----------   ----------
AAA................................  $   639.1      $ 1.9       $   641.0      38.5%       25.6%
AA.................................      209.3                      209.3      12.6         8.3
A..................................      446.6                      446.6      26.8        17.8
BBB+...............................       86.9                       86.9       5.2         3.5
BBB................................       87.6                       87.6       5.3         3.5
BBB-...............................       83.9                       83.9       5.1         3.3
                                     ---------      -----      ----------     -----         ---
    Total investment grade.........    1,553.4        1.9         1,555.3      93.5        62.0
                                     ---------      -----      ----------     -----         ---
BB+................................       24.6                       24.6       1.5         1.0
BB and BB-.........................       42.8                       42.8       2.5         1.7
B and Below........................       17.4       24.1            41.5       2.5         1.6
                                     ---------      -----      ----------     -----         ---
    Total noninvestment-grade......       84.8       24.1           108.9       6.5         4.3
                                     ---------      -----      ----------     -----         ---
        Total fixed maturities.....  $ 1,638.2      $26.0       $ 1,664.2     100.0%       66.3%
                                     ---------      -----      ----------     -----         ---
                                     ---------      -----      ----------     -----         ---

    Fixed maturities classified as held to maturity are principally private placement corporate securities and gross unrealized losses on such investments totaled $1.5 million as of March 31, 1994.

    The amortized cost and fair value of noninvestment-grade fixed maturities totaled $111.5 million and $109.3 million, respectively, at March 31, 1994.

    Effective March 31, 1994, SLC's subsidiaries sold substantially all of their commercial mortgage loans with remaining principal balances of less than $300,000 for approximately $9.0 million. No significant gains or losses were incurred as a result of such sale. SLC is considering the sale of substantially all of its remaining commercial mortgage loan portfolio. At March 31, 1994, mortgage loans represented approximately 5% of SLC's total investment portfolio.

    Cash and short-term investments declined from $366.9 million at year-end 1993 to $301.4 million at March 31, 1994, primarily as a result of reinvestments made in higher-yielding longer duration securities.

    As discussed in the Company's 1993 Annual Report, the claims-paying ratings assigned to certain of SLC's subsidiaries by various nationally recognized statistical rating organizations were lowered over the past two years. Except as discussed below, management believes SLC's subsidiaries have not experienced more than normal policy surrenders and withdrawals as a result of these ratings downgrades. For the three months ended March 31, 1994, policyholder contract deposits totaled $42.4 million and policyholder contract withdrawals totaled $48.9 million. Approximately $28.1 million of such withdrawals represented scheduled maturities of guaranteed investment contracts
(GICs) which were not reinvested with an SLC subsidiary due to the lowered ratings. Because of its available liquidity and readily marketable securities, the subsidiary has not encountered, and management does not anticipate that the subsidiary will encounter, any difficulty in meeting its obligations relative to such withdrawals. Exclusive of the GIC withdrawals, policyholder contract deposits exceeded policyholder withdrawals by $21.6 million.

    RESULTS OF OPERATIONS:

    For the three months ended March 31, 1994, SLC incurred an operating loss and a net loss, before preferred dividend requirements, of $39.4 million. Included in such loss were the previously discussed writedowns of the Fund America Investment and the SIST Residual totaling $46.4 million. The 1994 first quarter results compare to a restated gain from operations for the same period in 1993 of $105.6 million, and net earnings, before preferred dividend requirements, totaling $102.6 million. The 1994 first quarter results also compare to an operating loss, before preferred dividend requirements, in the fourth quarter of 1993 totaling $11.0 million and a net loss, before preferred dividend requirements, totaling $16.4 million. Preferred dividend requirements totaled $4.3 million in the 1994 first quarter, as compared to $5.7 million in the 1993 fourth quarter and $7.7 million in the 1993 first quarter. Results in the 1993 first quarter also included a charge for a change in accounting for postretirement benefits totaling $1.8 million and extraordinary losses related to the early retirement of debt totaling $1.2 million. Results for the fourth quarter of 1993 included a charge for a change in accounting for debt and equity securities totaling $4.9 million and extraordinary losses totaling $.6 million.

    For the three months ended March 31, 1993, SLC had previously reported a non-operating gain totaling $79.5 million, net of deferred income tax effects, representing SLC's equity in the proceeds of a common stock offering by SLC's then-equity investee, Bankers Life Holding Corporation (BLHC). On September 30, 1993, SLC sold its investment in BLHC to Conseco, Inc. (Conseco) and one of Conseco's subsidiaries. Upon the sale of the investment in BLHC, SLC reclassified its previously reported non-operating gain as a component of operating earnings and, as a result of the reclassification, revenues were increased by $99.4 million to reflect the pre-tax gain resulting from BLHC's stock offering and income tax expense was increased by $19.9 million to reflect the tax effects associated with such gain. The accompanying financial statements for the three months ended March 31, 1993, have been restated to reflect such reclassification. As a result of the reclassification, primary operating earnings per common share for the three months ended March 31, 1993, increased from $.39 to $2.05, and fully diluted operating earnings per common share increased from $.40 to $1.79. The reclassification had no effect on reported net earnings or net earnings per common share.

    SLC's results for the first quarter of 1993 were affected by several items of an infrequent and non-recurring nature, including the gain recognized on the stock offering by BLHC and a gain from the termination of a reinsurance arrangement with Bankers. In addition, in the first quarter of 1993, SLC included in its results of operations its equity in the earnings of BLHC. The results for the fourth quarter of 1993 were affected by provisions for certain non-recurring charges. Following is a condensed summary of results for the three months ended March 31, 1994, December 31, 1993 and March 31, 1993, by major sources of income and expense (in thousands):

                                                THREE MONTHS ENDED
                                       ------------------------------------
                                       MARCH 31,   DECEMBER 31,   MARCH 31,
                                         1994          1993         1993
                                       ---------   ------------   ---------
    Operating earnings before
     non-recurring income (charges),
     equity in the earnings of BLHC,
     realized investment gains
     (losses), interest expense on
     long-term debt, and provision
     for income taxes................   $  6,636     $  8,290      $  9,835
    Gain on BLHC stock offering......                                99,376
    Gain on sale of BLHC.............                     267
    Gain on reinsurance
     termination.....................                                17,118
    Equity in operating earnings of
     BLHC............................                                11,106
    Realized investment gains
     (losses)........................    (45,774)       2,580        19,135
    Services Agreements with CNC
     principals......................                  (9,050)
    Provision for cost of litigation
     and other contingencies.........                  (1,000)
    Interest expense on long-term
     debt............................    (12,445)     (14,540)      (16,314)
    Income tax (expense) benefit.....     12,214        2,496       (34,633)
                                       ---------   ------------   ---------
    Operating earnings (loss)........    (39,369)     (14,540)      105,623
    Less dividends on preferred
     stock...........................     (4,325)       2,496        (7,700)
                                       ---------   ------------   ---------
        Operating earnings (loss)
         attributable to common
         stock.......................   $(43,694)    $(16,641)     $ 97,923
                                       ---------   ------------   ---------
                                       ---------   ------------   ---------

    For the three months ended March 31, 1994, premium income and other considerations decreased $1.8 million, or 1.5%, as compared to the corresponding period in 1993. Following is a summary of premiums by major line of business for each of the respective periods (in thousands):

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      ------------------
                                                        1994      1993
                                                      --------  --------
        Individual life and annuity.................  $ 29,971  $ 31,453
        Individual health...........................    54,294    54,902
        Group and other.............................    32,309    32,031
                                                      --------  --------
                                                      $116,574  $118,386
                                                      --------  --------
                                                      --------  --------

    Individual life and annuity premiums declined $1.5 million, primarily as a result of the termination of the reinsurance arrangement between Bankers and an SLC subsidiary effective March 31, 1993. Premiums earned under such reinsurance arrangement totaled $2.6 million in the 1993 first quarter. SLC's subsidiaries presently derive substantial revenues from their interest-sensitive and universal life products; however, for financial reporting purposes, these types of products are treated as deposit products and, therefore, premiums received are not reflected as a component of premium income.

    During the first quarter of 1994, net investment income decreased $32.4 million, or 52%, as compared to the corresponding period in 1993. Net investment income includes 1) earnings on surplus investments and assets invested to support the reserve liabilities of the Company's traditional and interest-sensitive life and health insurance products (general investment portfolio) and 2) investment activity related to separately held assets supporting a GIC product, the credited rate on which is indexed to the S&P 500 Stocks Composite Average (S&P 500). In addition, in 1993, net investment income included investment income on certain mortgage-backed securities held in a special purpose trust (the Trust) securing the Trust's collateralized mortgage note obligation. The accounts of the Trust are no longer consolidated with those of the Company for periods after July 30, 1993, as the result of SLC's sale of a 75% interest in the Trust. Assets supporting the S&P 500 GIC product include, among other investments, put and call options on various equity based index futures, including the S&P 500. The return on such investments is highly volatile and, under certain market conditions, such as the overall decline in equity markets experienced in the first quarter of 1994, can result in investment losses, or negative investment yields. The negative investment yield experienced in the 1994 first quarter on the assets supporting the indexed GIC product was more than offset by a reduction in GIC benefits as discussed below under the analysis of change in policyholder benefits. Following is a summary of investment income (loss) for the three categories of investments as described above for the three months ended March 31, 1994 and 1993 (in thousands):

                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                        ----------------
                                                         1994     1993
                                                        -------  -------
        General investment portfolio..................  $40,533  $44,206
        Investments supporting indexed GIC product....   (8,045)  11,438
        Mortgage-backed securities held in the
         Trust........................................             9,701
                                                        -------  -------
        Gross investment income.......................   32,488   65,345
        Less investment expenses......................   (2,481)  (2,921)
                                                        -------  -------
            Net investment income.....................  $30,007  $62,424
                                                        -------  -------
                                                        -------  -------

    The decline in investment income from the general investment portfolio was attributable, in part, to an approximate $190 million decrease in the base of invested assets between the two periods. Such decrease in invested assets resulted, in part, from the transfer to Bankers effective March 31, 1993, of approximately $163.6 million in invested assets upon the termination of a reinsurance agreement between Bankers and an SLC subsidiary. In addition, as previously discussed in the Company's 1993 Annual Report, an SLC subsidiary experienced a significant increase in GIC withdrawals (other than the indexed GIC product) throughout 1993, which also contributed to the decrease in invested assets. Yields on the general investment portfolio averaged approximately 6.7% for each of the respective periods.

    Realized investment losses totaled $45.8 million for the 1994 first quarter, as compared to investment gains totaling $19.1 million for the comparable 1993 period. Substantially all of the investment losses in 1994 were attributable to writedowns of the Fund America Investment and the SIST Residual as previously discussed under "Investment Portfolio." Investment gains in 1993 included $8.2 million of gains resulting from BLHC's redemption of certain of its securities utilizing proceeds of its stock offering. Other gains in 1993 resulted primarily from sales of fixed maturities and equity securities. See Note 6 of the Notes to Financial Statements for a comparative analysis of realized investment gains and losses.

    Equity in the earnings (losses) of equity investees and limited partnerships includes SLC's pro rata share of the operating earnings of BLHC and other investments in limited partnerships which are accounted for by the equity method. Following is an analysis of the components of such earnings (in thousands):

                                                           THREE MONTHS
                                                               ENDED
                                                             MARCH 31,
                                                           -------------
                                                           1994   1993
                                                           ----  -------
        Equity in operating earnings of:
          BLHC...........................................        $11,106
          Limited partnership investments................  $412      760
                                                           ----  -------
                                                           $412  $11,866
                                                           ----  -------
                                                           ----  -------

    In 1993, other income included $17.1 million of non-recurring income associated with the termination of a reinsurance agreement between Bankers and an SLC subsidiary as previously discussed.

Excluding the income from the reinsurance transaction, other income decreased from $9.5 million in 1993 to $2.5 million in 1994. A substantial portion of the decline in other income resulted from reduced profits earned through reinsurance experience refunds.

    Following is a summary of policyholder benefits by major business segment (in thousands):

                                                         THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                       -----------------
                                                        1994      1993
                                                       -------  --------
        Individual life and annuity..................  $36,754  $ 38,696
        Individual health............................   39,670    36,460
        Group and other..............................   20,717    19,760
        Accumulation products........................   (6,456)   19,090
                                                       -------  --------
                                                       $90,685  $114,006
                                                       -------  --------
                                                       -------  --------

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

    Other operating expenses decreased approximately $11.3 million from the 1993 period to the 1994 period. Following is a summary of the major items included in other operating expenses (in thousands):

                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                        ----------------
                                                         1994     1993
                                                        -------  -------
        Non-deferrable commissions....................  $10,070  $11,719
        General and administrative expenses...........   23,709   28,258
        Taxes, licenses and fees......................    3,701    4,537
        Placement fee for collateralized mortgage note
         obligations..................................             4,413
                                                        -------  -------
                                                        $37,480  $48,927
                                                        -------  -------
                                                        -------  -------

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

    Interest expense declined $6.7 million, or approximately 35% in the first three months of 1994 as compared to the same period in 1993. In 1994, SLC incurred interest expense only on its outstanding long-term debt, whereas in 1993 it had two categories of interest expense, including interest on long-term debt and collateralized mortgage obligations. Interest expense relative to long-term debt declined $3.8 million, or 24%, primarily as a result of the retirement of approximately $120.9 million of SLC's 16 1/2% Senior Subordinated Debentures during 1993. During the first quarter of 1993, SLC's consolidated results included the accounts of the Trust that held mortgage-backed securities used to collateralize certain promissory notes payable to unaffiliated parties. SLC, through ICH Funding, sponsored the formation of and held a residual equity interest in the Trust. Interest expense related to the Trust's obligations and included in SLC's consolidated results totaled $2.9 million for the first three months of 1993. In July 1993, SLC's and an affiliate's ownership interests were reduced through a sale of a 75% interest in the Trust. As a consequence of the sale, the accounts of the Trust are no longer included in SLC's consolidated results and there was no similar interest expense was incurred in 1994.

    Income tax expense in the 1994 first quarter represented $23.7 of SLC's pre-tax loss, as compared to 24.7% of pre-tax earnings in the corresponding period in 1993. The effective tax rate differed from the expected 35% rate in 1994 primarily as a result of amortization of excess cost for which there are no income tax consequences and a $5.0 million increase in the deferred income tax valuation allowance based on the uncertainty as to the Company's ability to fully utilize it available loss carryforwards. In 1993, the effective tax rate differed from the then-expected 34% rate as a result of amortization of excess cost and a $13.9 million reduction in the valuation allowance relative to SLC's deferred income tax assets. SLC's deferred income tax assets, before valuation allowance, declined from $145.1 million at year-end 1992 to $69.3 million at March 31, 1993, primarily as a result of the gain recognized on the BLHC stock offering and other realized and unrealized investment gains in the first quarter of 1993. Accordingly, the valuation allowance relative to SLC's deferred income tax assets totaling $24.1 million at year-end 1992 was reduced to $10.2 million at March 31, 1993, based on management's assessment that SLC's ability to realize the benefits of its remaining tax assets, specifically its capital loss carryforwards, had been significantly enhanced.

    SLC recognized a $1.8 million charge, net of $.9 million in deferred taxes, for the cumulative effective to January 1, 1993, of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SLC had previously provided a liability totaling $20.1 million for postretirement benefits for retirees of certain acquired companies through its purchase accounting relative to such companies. The 1993 charge reflected the cost of providing postretirement benefits for its remaining employees. SLC also reported extraordinary losses in 1993 totaling $1.2 million, net of tax effects, related to early extinguishment of debt. See Note 7 of the Notes to Financial Statements for additional information regarding such losses.

    Preferred dividend requirements declined $3.4 million from $7.7 million in the 1993 first quarter to $4.3 million in the 1994 first quarter. Utilizing proceeds from the sale of its interest in BLHC, SLC redeemed $50 million stated value of its 11% Series 1987-A Preferred Stock on September 30, 1993, and $50 million stated value of its 16% Series 1987-C Preferred Stock on December 2, 1993.

    Following is condensed comparative statement of earnings information for the three months ended March 31, 1994 and December 31, 1993 (in thousands):

                                                  THREE MONTHS ENDED
                                               ------------------------
                                               MARCH 31,   DECEMBER 31,
                                                 1994          1993
                                               ---------   ------------
        Revenues.............................   $103,718     $169,781
                                               ---------   ------------
                                               ---------   ------------
        Operating loss.......................   $(39,369)    $(10,957)
        Cumulative effect of accounting
         change, net of tax effect...........                  (4,922)
        Extraordinary losses, net of tax
         effect..............................                    (559)
                                               ---------   ------------
        Net loss.............................    (39,369)     (16,438)
        Less dividends on preferred stock....     (4,325)      (5,684)
                                               ---------   ------------
        Net loss applicable to common
         stock...............................   $(43,694)    $(22,122)
                                               ---------   ------------
                                               ---------   ------------
        Per common share, primary basis:
          Operating loss.....................   $   (.91)    $   (.35)
                                               ---------   ------------
                                               ---------   ------------
        Net loss.............................   $   (.91)    $   (.46)
                                               ---------   ------------
                                               ---------   ------------

    Revenues declined $66.1 million in the first quarter of 1994 as compared to the last quarter of 1993, primarily as a result of the $46.4 million in writedowns of the Fund America Investment and the

SIST Residual, and the negative investment income on assets supporting the indexed GIC product, both as previously discussed. Investment income on such assets supporting the indexed GIC product totaled $6.7 million for the 1993 fourth quarter, as compared to a negative $8.0 million in the 1994 first quarter, or a net change of $14.7 million. Other factors contributing to the decline in revenues included a $2.3 million reduction in premium income (principally annuity premiums), a $1.9 million decrease in other investment gains, and other miscellaneous reductions totaling $.7 million.

    The operating loss in the first quarter of 1994 totaled $39.4 million, as compared to an operating loss of $11.0 million in the 1993 fourth quarter. As previously reflected, the fourth quarter 1993 results included non-recurring charges totaling $10.0 million, of which $9.0 million represented a provision for the Services Agreements entered into with the principal shareholders of CNC. Operating earnings before non-recurring credits and charges, realized investment gains (losses), interest expense on long-term debt and income tax benefits declined from $8.3 million in the 1993 fourth quarter to $6.6 million in the 1994 first quarter, primarily as a result of increased claims incurred in the individual life and health segments. Individual life claims, which can vary significantly from quarter to quarter, increased approximately $4.9 million. Individual health benefits increased approximately $9.1 million, reflecting an increase in the individual health benefit ratio from 55.5% to 73.1%. The increase in individual health benefits was offset, in part, by an approximate $5.3 million improvement in results of the group segment, primarily as a result of the corrective actions taken in the fourth quarter of 1993 (as discussed in the Company's 1993 Annual Report). Group operations continued to operate at a slight loss in the 1994 first quarter, but based on actions taken to date to discontinue coverage for certain unprofitable group cases and to implement appropriate premium rate increases, management expects that the group segment will return to profitability in future quarters. The accumulation segment also reflected an approximate $2.4 million improvement in operating results primarily as a result of an improvement in the spread between rates earned on invested assets and rates credited to policyholder account balances. Incurred operating expenses, primarily insurance taxes, licenses and fees, also declined approximately $5.0 million between the periods. The Company reflected substantial provisions for guaranty fund assessments in the 1993 fourth quarter and had no similar charges in the 1994 first quarter. Interest expense decreased approximately $2.1 million primarily as a result of the redemption effective at year-end 1993 of SLC's remaining $45.9 million principal amount of 16 1/2% Senior Subordinated Debentures due 1994. Preferred dividend requirements declined an approximate $1.4 million, as a result of SLC's redemption of $50 million stated value of its 16% Series 1987-C Preferred Stock in December 1993.

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

                                          SOUTHWESTERN LIFE CORPORATION

                                          By ___________________________________
                                                        John T. Hull,
                                                  EXECUTIVE VICE PRESIDENT,
                                             TREASURER AND PRINCIPAL ACCOUNTING
                                                           OFFICER

Date: October   , 1994

                               INDEX TO EXHIBITS

EXHIBIT                                                                        SEQUENTIAL
  NO.                                 DESCRIPTION                               PAGE NO.
- -------   -------------------------------------------------------------------  ----------
 11.1     Computation of Earnings (Loss) Per Share of Common Stock on Average
           Shares Outstanding and Fully Diluted Bases for the Three Months
           Ended March 31, 1994 and 1993.....................................