Form 10-Q/A
period 1994-06-30
SOUTHWESTERN LIFE CORP
filed 1994-10-12
CIK 49588

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 2

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

                            ------------------------

                         SOUTHWESTERN LIFE CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                               43-6069928
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

       500 NORTH AKARD STREET,
            DALLAS, TEXAS                               75201
   (Address of principal executive                    (Zip Code)
               offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        SHARES OUTSTANDING
          CLASS AND TITLE OF             AS OF AUGUST 10,
            CAPITAL STOCK                      1994
- --------------------------------------  -------------------
Common Stock, $1.00 Par Value               47,265,016

                            ------------------------

    The Index to Exhibits appears on Page    .

    This filing contains    pages.

    This Amendment No. 2 amends Items 1 of Part I and Exhibit 11.1 of the Form 10-Q of Southwestern Life Corporation for the quarter ended June 30, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    This Amendment No. 2 amends Items 1 of Part I and Exhibit 11.1 of the Form 10-Q of Southwestern Life Corporation for the quarter ended June 30, 1994.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1994          1993
                                                                                        -----------  ------------
                                                                                             (IN THOUSANDS)
Investments:
  Fixed maturities:
    Available for sale at fair value..................................................  $ 1,607,230   $1,691,693
    Held to maturity at amortized cost................................................       15,305       26,149
  Equity securities, at fair value....................................................       18,144       75,831
  Mortgage loans on real estate, at amortized cost....................................      124,084      138,504
  Real estate, at lower of cost or fair value.........................................       64,781       67,491
  Policy loans........................................................................      175,713      177,736
  Collateral loans....................................................................       76,432       34,099
  Investments in limited partnerships.................................................       44,430       43,640
  Cash and short-term investments.....................................................      272,029      366,922
  Other invested assets...............................................................       21,004       16,058
                                                                                        -----------  ------------
        Total investments.............................................................    2,419,152    2,638,123
Due from reinsurers...................................................................      253,152      388,083
Notes and accounts receivable and uncollected premiums................................       15,528        6,951
Accrued investment income.............................................................       29,587       31,633
Deferred policy acquisition costs.....................................................      208,420      168,525
Present value of future profits of acquired business..................................       81,564       50,705
Deferred income tax asset.............................................................       54,265       53,033
Excess cost of investments in subsidiaries over net assets acquired, net of
 accumulated amortization.............................................................      302,833      307,604
Other assets..........................................................................       43,390       47,999
Assets held in separate accounts......................................................        5,016        5,207
                                                                                        -----------  ------------
                                                                                        $ 3,412,907   $3,697,863
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance liabilities:
  Future policy benefits and other policy liabilities.................................  $   916,901   $  927,303
  Universal life and investment contract liabilities..................................    1,667,107    1,684,396
Notes payable:
  Due within one year.................................................................        8,235       34,546
  Due after one year..................................................................      379,343      383,435
Federal income taxes currently payable................................................        9,101       29,015
Other liabilities.....................................................................      101,789      138,791
Liabilities related to separate accounts..............................................        5,016        5,207
                                                                                        -----------  ------------
                                                                                          3,087,492    3,202,693
                                                                                        -----------  ------------
Stockholders' equity:
  Preferred stock.....................................................................      199,997      229,239
  Common stock........................................................................       71,721       71,594
  Common stock, Class B...............................................................      --               100
  Additional paid-in capital..........................................................      155,564      155,499
  Net unrealized investment gains (losses), net of deferred income taxes in 1993......      (73,901)      20,458
  Retained earnings...................................................................       29,377       71,833
                                                                                        -----------  ------------
                                                                                            382,758      548,723
                                                                                        -----------  ------------
  Notes receivable collateralized by common stock.....................................       (1,762)      (1,729)
  Treasury stock, at cost.............................................................      (55,581)     (51,824)
                                                                                        -----------  ------------
                                                                                            325,415      495,170
                                                                                        -----------  ------------
                                                                                        $ 3,412,907   $3,697,863
                                                                                        -----------  ------------
                                                                                        -----------  ------------

   The accompanying notes are an integral part of these financial statements.

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                        ---------------------------   --------------------------
                                                                            1994           1993           1994          1993
                                                                        ------------   ------------   ------------   -----------
                                                                                                                     (RESTATED)
Income:
  Premium income and other considerations.............................  $    113,131   $    118,213   $    229,705   $   236,599
  Net investment income...............................................        51,997         43,762         82,004       106,186
  Realized investment gains (losses)..................................           673        (45,101)       (67,774)       13,369
  Equity in earnings of equity investees and limited partnerships.....           431         12,656            843        24,522
  Gain on sale of stock by Bankers Life Holding Corporation...........                                                    99,376
  Other income........................................................         8,826          6,699         11,325        33,346
                                                                        ------------   ------------   ------------   -----------
                                                                             175,058        175,564        278,776       513,398
                                                                        ------------   ------------   ------------   -----------
Benefits, expenses and costs:
  Policyholder benefits...............................................        99,584        102,547        190,269       216,553
  Amortization of deferred policy acquisition costs and present value
   of future profits..................................................        13,102         14,686         25,395        27,752
  Other operating expenses............................................        34,869         42,837         72,349        91,764
  Amortization of excess cost.........................................         2,398          2,402          4,796         4,803
  Interest expense....................................................        12,664         17,104         25,109        36,282
                                                                        ------------   ------------   ------------   -----------
                                                                             162,617        179,576        317,918       377,154
                                                                        ------------   ------------   ------------   -----------
Operating earnings (loss) before income taxes.........................        12,441         (4,012)       (39,142)      136,244
Income tax expense (credit)...........................................         7,703          4,464         (4,511)       39,097
                                                                        ------------   ------------   ------------   -----------
Operating earnings (loss).............................................         4,738         (8,476)       (34,631)       97,147
Cumulative effect to January 1, 1993 of change in method of accounting
 for post-retirement benefits, net of tax effect......................                                                    (1,812)
Extraordinary losses, net of tax effect...............................                         (129)                      (1,360)
                                                                        ------------   ------------   ------------   -----------
Net earnings (loss)...................................................         4,738         (8,605)       (34,631)       93,975
Less dividends on preferred stock.....................................        (3,500)        (7,700)        (7,825)      (15,400)
                                                                        ------------   ------------   ------------   -----------
Net earnings (loss) applicable to common stock........................  $      1,238   $    (16,305)  $    (42,456)  $    78,575
                                                                        ------------   ------------   ------------   -----------
                                                                        ------------   ------------   ------------   -----------
Weighted average shares outstanding...................................    47,829,460     47,918,802     47,853,939     7,913,409
                                                                        ------------   ------------   ------------   -----------
                                                                        ------------   ------------   ------------   -----------
Earnings (loss) per common share:
  Primary:
    Operating earnings (loss).........................................  $        .03   $       (.34)  $       (.89)  $      1.71
    Cumulative effect to January 1, 1993 of change in method of
     accounting for postretirement benefits...........................                                                      (.04)
    Extraordinary losses..............................................                                                      (.03)
                                                                        ------------   ------------   ------------   -----------
      Net earnings (loss).............................................  $        .03   $       (.34)  $       (.89)  $      1.64
                                                                        ------------   ------------   ------------   -----------
                                                                        ------------   ------------   ------------   -----------
  Fully diluted:
    Operating earnings (loss).........................................  $        .03   $       (.34)  $       (.89)  $      1.58
    Cumulative effect to January 1, 1993 of change in method of
     accounting for postretirement benefits...........................                                                      (.03)
    Extraordinary losses..............................................                                                      (.02)
                                                                        ------------   ------------   ------------   -----------
      Net earnings (loss).............................................  $        .03   $       (.34)  $       .(89)  $      1.53
                                                                        ------------   ------------   ------------   -----------
                                                                        ------------   ------------   ------------   -----------

   The accompanying notes are an integral part of these financial statements.

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              1994         1993
                                                                                            ---------   -----------
                                                                                                        (RESTATED)
Cash flows from operating activities:
  Operating earnings (loss)...............................................................  $ (34,631)  $    97,147
  Items not requiring (providing) cash:
    Adjustments related to universal life and investment products:
      Interest credited to account balances...............................................     20,937        52,419
      Charges for mortality and administration............................................    (35,778)      (36,497)
    Depreciation and amortization.........................................................      9,352         8,623
    Increase in future policy benefits....................................................      3,219         3,306
    Decrease (increase) in deferred policy acquisition costs..............................       (505)        3,471
    Increase (decrease) in currently payable income taxes.................................    (19,914)        5,482
    Decrease in deferred income taxes.....................................................      7,315        42,721
    Decrease in policy liabilities, other policyholder funds, accounts payable and accrued
     expenses.............................................................................    (12,725)      (30,353)
    Decrease (increase) in notes and accounts receivable and accrued investment income....     (2,671)          253
    Decrease in asset valuation allowances................................................     45,031          (935)
    Equity in earnings of equity investees and limited partnerships.......................       (843)      (24,522)
    Gain on termination of reinsurance....................................................     (8,735)      (17,117)
    Gain on sale of stock by BLHC.........................................................                  (99,376)
    Other, net............................................................................      3,299         9,282
                                                                                            ---------   -----------
        Net cash provided (used) by operating activities..................................    (26,649)       13,904
                                                                                            ---------   -----------
Cash flows from investing activities:
  Sales and maturities of long-term invested assets.......................................    517,849       772,663
  Purchases of fixed maturities...........................................................   (462,866)     (531,284)
  Purchases of other long-term invested assets............................................    (88,997)      (52,765)
  Additional investment in CFLIC preferred stock..........................................    (21,078)
  Purchase of subsidiary, net of cash acquired............................................     (3,589)
  Cash received (transferred) on reinsurance transactions.................................     10,108       (43,152)
  Other...................................................................................     (2,500)
                                                                                            ---------   -----------
        Net cash provided (used) by investing activities..................................    (51,073)      145,462
                                                                                            ---------   -----------
Cash flows from financing activities:
  Proceeds of collateralized mortgage note obligations....................................                  171,000
  Policyholder contract deposits..........................................................     87,770        91,422
  Policyholder contract withdrawals.......................................................    (91,664)     (242,283)
  Principal payments on notes payable.....................................................       (402)      (37,923)
  Early retirement of subordinated debt...................................................                  (38,190)
  Principal payments on collateralized mortgage note obligations..........................                 (194,528)
  Purchase of common stock for treasury...................................................       (500)         (932)
  Dividends on preferred shares...........................................................     (7,825)      (15,400)
  Other...................................................................................     (4,550)
                                                                                            ---------   -----------
        Net cash provided (used) by financing activities..................................    (17,171)     (266,834)
                                                                                            ---------   -----------
Net decrease in cash and short-term investments...........................................    (94,893)     (107,468)
Cash and short-term investments at beginning of period....................................    366,922       421,765
                                                                                            ---------   -----------
Cash and short-term investments at end of period..........................................  $ 272,029   $   314,297
                                                                                            ---------   -----------
                                                                                            ---------   -----------

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

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2.  INVESTMENT IN BANKERS LIFE HOLDING CORPORATION:
    The Company continued to reflect its equity in the earnings of BLHC through the date of sale. Following are unaudited condensed statement of financial results for BLHC for the six months June 30, 1993 and the Company's equity in such results as reflected in its consolidated statement of earnings (in thousands):

Bankers Life Holding Corporation:
  Revenues.......................................................  $ 718,500
  Earnings from operations.......................................     64,300
  Extraordinary loss from early debt retirement..................     (5,600)
  Net earnings attributable to common stock......................     54,200

Amounts recorded by the Company:
  Equity in operating earnings of BLHC...........................  $  20,539
  Equity in extraordinary losses of BLHC.........................     (1,370)
                                                                   ---------
  Equity in earnings of BLHC.....................................  $  19,169
                                                                   ---------
                                                                   ---------

3.  NOTES PAYABLE:
    Notes payable at June 30, 1994 and December 31, 1993, are summarized as follows:

                                                                         1994         1993
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
Borrowings under senior secured loan................................               $    30,000
11 1/4% Senior Subordinated Notes due 1996..........................  $   266,101      266,101
11 1/4% Senior Subordinated Notes due 2003..........................       91,161       91,161
9 1/2% unsecured note payable due 1996..............................       25,550       25,550
Note payable, interest at prime, due in monthly installments through
 1999, collateralized by aircraft equipment.........................        4,469        4,872
Other...............................................................          297          297
                                                                      -----------  -----------
                                                                      $   387,578  $   417,981
                                                                      -----------  -----------
                                                                      -----------  -----------

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

4.  FEDERAL INCOME TAXES:
    The provision for income taxes on operating earnings (loss) consists of the following components:

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        ---------------------
                                                                           1994       1993
                                                                        ----------  ---------
                                                                           (IN THOUSANDS)
Current tax expense (credit)..........................................  $  (11,826) $  (3,624)
Deferred tax expense..................................................       7,315     42,721
                                                                        ----------  ---------
                                                                        $   (4,511) $  39,097
                                                                        ----------  ---------
                                                                        ----------  ---------

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4.  FEDERAL INCOME TAXES (CONTINUED):
    In July 1994, the Internal Revenue Service (IRS) completed its examination of the Company and its subsidiaries for the tax years 1986 through 1989 and issued its Revenue Agent's Report (RAR) relative to such examination (see Note
5). The Company has subsequently assessed the effects of the issues reflected in the RAR on existing net operating loss carryforward and alternative minimum tax
(AMT) credit carryforwards included in its deferred income tax asset. As a result of such assessment and updates of the Company's taxable income projections, at June 30, 1994, the Company reduced its net deferred tax asset by $12,265,000 through a charge included in its deferred income tax provision. Because a substantially similar provision had been included in the Company's current income tax liabilities for such effects, the Company concurrently reduced its current income tax liabilities by $12,265,000 through a credit in its current income tax provision.

    A reconciliation of the income tax provisions based on the prevailing corporate income tax rates of 35% in 1994 and 34% in 1993 to the provisions reflected in the consolidated financial statements is as follows (in thousands):

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  ---------------------
                                                                                     1994       1993
                                                                                  ----------  ---------
Computed expected income tax expense (credit) at statutory regular tax rate.....  $  (13,700) $  46,323
Amortization of excess cost.....................................................       1,679      1,633
Increase in (reduction of) deferred income tax asset valuation allowance........       5,000     (8,790)
Permanent loss of tax deductions from redemption of Company's equity securities
 (see Note 8)...................................................................       4,532
Other...........................................................................      (2,022)       (69)
                                                                                  ----------  ---------
    Income tax expense (credit).................................................  $   (4,511) $  39,097
                                                                                  ----------  ---------
                                                                                  ----------  ---------

    Net unrealized investment gains included in stockholders' equity at December 31, 1993, are reflected net of deferred income taxes totaling $8,226,000.

    The deferred income tax effects of unrealized investment losses included in stockholder's equity at June 30, 1994, totaling approximately $25,865,000 have been offset by an increase in the deferred income tax asset valuation allowance by a corresponding amount due to the uncertainty as to the Company's ability to generate capital gains in an amount sufficient to offset the unrealized capital losses.

5.  COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES:
    The Company and its subsidiaries have been under examination by the IRS for the tax years 1983 through 1992. The IRS had previously completed its examination for the years 1983 through 1985 and had previously issued Preliminary Notices of Deficiencies totaling approximately $17.5 million, before interest. In March 1994, the Company reached agreement with the IRS relative to such proposed deficiencies and subsequently paid settlements to the IRS totaling $3,972,000, including interest. The Company had previously provided a liability for such settlements and, as a consequence, the settlements had no effect on the Company's 1994 results of operations.

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

5.  COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES (CONTINUED):
    In July 1994, the IRS completed its examination for the tax years 1986 through 1989 and issued Preliminary Notices of Deficiencies totaling approximately $127.7 million, before interest. A substantial portion of the proposed deficiencies involves the deductibility of approximately $444 million of interest expense on certain surplus debentures issued by the Company's insurance subsidiaries, which was offset by other proposed adjustments which mitigate, in part, the impact of the proposed disallowance of surplus debenture interest deductions. Management intends to vigorously protest the proposed deficiencies and has filed a written appeal relative to the surplus debenture interest issue and other significant issues. Management believes the surplus debentures in question were legally enforceable debt instruments, as opposed to equity contributions, and that the related interest was properly deductible.

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

    On or about October 12, 1993, the plaintiffs in the Castle case also filed a lawsuit in the Circuit Court of Cole County, Missouri, naming Modern and the Director of the Missouri Department of Insurance (the Missouri Director) as defendants. The second lawsuit, styled ROBERT J. MEYER, ET AL. V. JAY ANGOFF, DIRECTOR OF THE MISSOURI DEPARTMENT OF INSURANCE AND MODERN AMERICAN LIFE INSURANCE COMPANY (the MEYER case), was an appeal from the regulatory proceedings before the Missouri Department of Insurance, by which Modern received regulatory approvals required for it to participate in a restructuring of the Company's insurance holding company organization. The restructuring was completed on or about September 29, 1993. The plaintiffs in the MEYER case were seeking reversal or remand of the Director's order of approval, declaratory judgment and such other relief to which they claim they were entitled. On July 16, 1994, the Cole Circuit Court issued an order indicating it had reviewed the Department's decision on the record pursuant to Missouri's administrative procedure act and affirmed the Missouri Director's orders. On August 16, 1994, the plaintiffs appealed the Cole Circuit Court order to the Missouri Court of Appeals.

    Various other lawsuits and claims are pending against the Company and its subsidiaries. Based in part upon the opinion of counsel as to the ultimate disposition of the above discussed and other matters, management believes that the liability, if any, will not be material.

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

6.  REALIZED INVESTMENT GAINS (LOSSES):
    Following is an analysis of the major components of gains (losses) on investments (in thousands):

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                               --------------------  ---------------------
                                                 1994       1993        1994       1993
                                               ---------  ---------  ----------  ---------
Fixed maturities.............................  $     225  $    (327) $    2,245  $  14,023
Mortgage-backed securities...................                           (46,448)
Equity securities............................        740        (99)       (485)     6,113
Investment in limited partnership............                (5,013)                (5,013)
Other........................................       (292)      (327)                  (413)
                                               ---------  ---------  ----------  ---------
                                               $     673  $  (5,766) $  (45,101) $  13,369
                                               ---------  ---------  ----------  ---------
                                               ---------  ---------  ----------  ---------

7.  EXTRAORDINARY LOSSES:
    For the six months ended June 30, 1993, the Company reflected on an extraordinary loss totaling $690,000, resulting from the premium paid to effect the early redemption of $37.5 million principal amount of the Company's 16 1/2% Senior Subordinated Debentures due 1994. In addition, the Company reflected its equity in the extraordinary loss of BLHC resulting from early retirement of debt totaling $1,370,000. The extraordinary losses have been reflected net of the estimated tax effects totaling $700,000.

8.  TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE COMPANY:
    On June 15, 1993, the Company, the Company's then-controlling shareholder, Consolidated National Corporation (CNC), and CNC's subsidiary, Consolidated Fidelity Life Insurance Company (CFLIC), entered into an agreement (the 1993 Agreement) under which (i) the Company was authorized, and undertook the obligation, to negotiate the termination of reinsurance agreements pursuant to which CFLIC reinsured certain annuity business written by Southwestern Life Insurance Company (Southwestern), a subsidiary of the Company, and Bankers Life and Casualty Company (Bankers), a former subsidiary of the Company, and (ii) the Company transferred assets, consisting of a limited partnership interest (that has since been liquidated) and 83% of the outstanding common stock of I.C.H. Funding Corporation (ICH Funding), to CFLIC to acquire preferred stock of CFLIC, with a stated value of $63,000,000. Under the terms of the 1993 Agreement, the CFLIC preferred stock was to be repurchased by CFLIC immediately following the termination of the CFLIC reinsurance agreements. The reinsurance agreements had been entered into in 1990 in conjunction with the Company's sale of Marquette National Life Insurance Company (Marquette) to CNC and its stockholders. Under the reinsurance agreements, Employers Reassurance Corporation (ERC), an independent third party reinsurer, retroceded to CFLIC certain annuity business which was reinsured with ERC by each of Southwestern and Bankers.

    On June 30, 1994, the CFLIC reinsurance agreements were terminated, and the business reinsured thereunder was recaptured, effective as of April 1, 1994. Immediately prior to the termination of the CFLIC reinsurance agreements, Union Bankers Insurance Company (Union Bankers), a subsidiary of the Company, utilized available cash to purchase all of the outstanding stock of Marquette, a subsidiary of CFLIC, for $8,215,000. The purchase price was based on the fair value of Marquette's underlying net assets, consisting primarily of cash and U.S. Treasury obligations, adjusted for the value of Marquette's various state insurance licenses as determined by an independent actuarial firm. Marquette's results of operations will be included in the Company's consolidated results of operations

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

8. TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE COMPANY (CONTINUED): for periods subsequent to June 30, 1994. Following completion of the terminations, CFLIC repurchased the shares of its preferred stock held by the Company by transferring to the Company the senior secured loan of the Company with an outstanding principal balance of $30 million, all of the outstanding shares of the Company's Series 1984-A Preferred Stock with a stated value of $22,242,000, all of the outstanding shares of the Company's Series 1987-B Preferred Stock with a stated value of $7,000,000, a U.S. Treasury note (par value $1,050,000), and 620,423 shares of the Company's Common Stock. Immediately following the repurchase of the CFLIC preferred stock, SLC retired the senior secured loan and the SLC preferred stocks. The shares of SLC Common Stock received were placed in treasury.

    Upon termination of the CFLIC reinsurance agreement relating to the business written by Southwestern, CFLIC transferred cash and invested assets with a fair value equal to the reserve liabilities being recaptured, net of the ceding fees payable. Due primarily to a requirement by insurance regulatory authorities to transfer such investments upon termination of the reinsurance agreements at their fair value, the Company increased its basis in the CFLIC preferred stock by investing an additional $26,212,000 (including $21,078,000 cash and a $5,134,000 receivable) immediately prior to the terminations to enable CFLIC to have sufficient assets (other than the Company's securities being transferred to the Company upon redemption of the CFLIC preferred stock) to complete the terminations. A substantial portion of such amount was attributable to a decline in the fair value of the 83% interest in ICH Funding subsequent to the Company's transfer of such investment to CFLIC in June 1993. In conjunction with the termination of the CFLIC reinsurance agreement relating to the business written by Southwestern, annuity reserve liabilities totaling $323,305,000 were assumed by ERC and invested assets with a fair value of $289,414,000 were transferred by CFLIC to ERC. The difference between the reserve liabilities assumed by ERC and the assets transferred from CFLIC, totaling $33,891,000, represented the aggregate ceding fee paid to CFLIC to effect the termination. Immediately thereafter, Southwestern recaptured $107,163,000 of the reserve liabilities from ERC and received invested assets from ERC totaling $93,942,000. The assets consisted of cash, short-term investments and marketable fixed maturity investments totaling $25,455,000, CFLIC's investment in ICH Funding and certain pass-through certificates issued by a special purpose trust with an estimated fair value totaling $12,528,000, collateral loans due from James M. Fail and CFSB Corporation totaling $50,640,000, and other assets, principally mortgage loans, totaling $5,319,000. The difference between the reserve liabilities recaptured by Southwestern and the assets transferred from ERC, totaling $13,221,000, represented a ceding fee paid by Southwestern, and reduced ERC's net ceding fees incurred to effect the CFLIC reinsurance termination to $20,670,000. The reinsurance agreement between Southwestern and ERC was amended to provide that ERC will be permitted to recover the net ceding fees incurred out of the future profits on the portion of Southwestern's annuity business it retained, together with interest at 2% per annum on the unamortized balance of such ceding fees. For financial reporting purposes, the reinsurance arrangement between Southwestern and ERC will be reflected as a financing arrangement and, accordingly, will not be reflected in the Company's financial statements except for the interest paid to ERC.

    The amount of the ceding fees paid to CFLIC in connection with the recapture was determined by management of the Company utilizing the methodology developed by an independent actuarial firm, with appropriate adjustments in assumptions to reflect changes in market interest rates and other factors.

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

8.  TRANSACTIONS WITH CONSOLIDATED FIDELITY LIFE INSURANCE COMPANY (CONTINUED):
    Pursuant to the 1993 Agreement, the Company agreed to bear the federal income tax consequences resulting from the termination of the CFLIC reinsurance agreements. Upon closing of the CFLIC termination, the Company agreed to indemnify CNC and CFLIC for tax liabilities of CFLIC and Marquette arising through June 30, 1994, and deposited into an escrow account $8,825,000 of cash which the Company was to have received upon CFLIC's repurchase of its preferred stock as a source of funds for the payment of taxes for which the Company is responsible. With the payment of such tax liabilities, the Company will be entitled to all tax refunds to which CFLIC is entitled through the carryback of capital losses resulting from the termination of the CFLIC reinsurance agreements or as a result of any redetermination of CFLIC's tax liabilities through the first taxable period of CFLIC and Marquette ending after such termination. Management of the Company has estimated that CFLIC will be entitled to tax refunds totaling approximately $5.8 million through the carryback of capital losses. Upon collection of the tax refund, the Company will utilize a portion of the proceeds to satisfy the remaining $5,134,000 receivable held by CFLIC.

    For financial reporting purposes, the Company recorded the redemption of its preferred stocks received from CFLIC at their stated value, which in management's opinion, approximated the fair value of such securities as of the date the 1993 Agreement was entered into. The 620,423 shares of the Company's Common Stock received from CFLIC were recorded at their market value, or $5.25 per share, as of the date of closing. The termination of the CFLIC reinsurance agreements, the receipt of a payment-in-kind dividend from CFLIC representing dividends on such preferred stock from the date of issuance through the date of redemption, and the redemption of the Company's securities resulted in a pre-tax gain totaling approximately $8,735,000 and an after-tax gain totaling approximately $1,936,000. Because the redemption of the CFLIC preferred stock involved the receipt by the Company of its own equity securities, approximately $12.9 million of the tax basis loss on such exchange cannot be deducted for federal income tax purposes and, as a consequence, the income tax effects associated with these transactions approximated 78% of the pre-tax gain.

9.  CHANGE IN CONTROL:
    On February 11, 1994, the Company purchased all of the 100,000 shares of its Class B Common Stock held by CNC for total cash consideration of $500,000. The Class B Common Stock had entitled CNC to elect 75% of the Company's Board of Directors. Upon the purchase, the Class B shares were automatically converted into an identical number of shares of Common Stock and at June 30, 1994, have been reflected as Treasury Shares. Concurrently with the purchase of such stock, the Company entered into Independent Contractor and Services Agreements
(Services Agreements) with Robert T. Shaw and C. Fred Rice, the controlling shareholders of CNC. The Services Agreements provide for a lump sum payment to Messrs. Shaw and Rice totaling $2 million as of the closing date and additional payments totaling $8,575,000 over a ten-year period. In addition, the Company agreed to provide customary employee benefits to Messrs. Shaw and Rice and their dependents. In the event of the deaths of Messrs. Shaw or Rice, any amounts not previously paid under the Services Agreements will become immediately payable to their estates. In consideration for the Services Agreements, Messrs. Shaw and Rice agreed that they would attempt to identify business opportunities in the insurance industry which may be suitable for the Company and to consult with the Company regarding such other matters as the Company may reasonably request. In addition, Mr. Rice continues to serve as an executive officer of the Company and was re-elected to serve on the Company's Board of Directors. The Services Agreements replaced a management and consulting contract with CNC that provided for annual payments to CNC totaling $2 million. In addition, Mr. Shaw was granted an option to acquire the two aircraft owned by the Company at their depreciated book values. In cash

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

9.  CHANGE IN CONTROL (CONTINUED):
transactions completed on June 30 and August 5, 1994, an entity controlled by Mr. Shaw purchased one aircraft for $1,144,000 and an unrelated third party to whom the option was assigned purchased the other aircraft for $4,005,000, respectively. The Company provided a liability for the present value of amounts payable under the Services Agreements totaling $9,050,000 in its financial statements for the year ended December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES:

    On February 11, 1994, SLC purchased all of the 100,000 shares of its Class B Common Stock from Consolidated National Corporation (CNC) for total cash consideration of $500,000. As a result of the repurchase, and subsequent conversion, SLC is no longer authorized to issue Class B Common Stock and all references in SLC's Certificate of Incorporation to the Class B Common Stock have been eliminated. Concurrent with the repurchase of the Class B Common Stock, Stephens Inc. (Stephens) and Torchmark Corporation (Torchmark) purchased 4,457,000 shares and 4,667,000 shares, respectively, of SLC Common Stock from CNC, which reduced CNC and its subsidiaries' holding in SLC Common Stock to approximately 1,620,000 shares, or 3.4% of SLC's then outstanding shares. Additional information regarding the repurchase of the Class B Common Stock and other terms of the transaction are included in Note 9 of the Notes to Financial Statements included elsewhere in this Form 10-Q/A. Management believes the repurchase of the Class B Common Stock is significant for various reasons. Most importantly, management believes that SLC's access to both debt and equity capital markets has been limited because of the control position held by CNC through the Class B Common Stock, and that the repurchase and conversion of the Class B Common Stock and considerable reduction in CNC's holdings of SLC Common Stock could ultimately enhance SLC's ability to refinance its currently outstanding debt. In May 1994, SLC engaged Stephens, an investment banking firm, to conduct a review of SLC in order to provide advice and recommendations to SLC's Board of Directors concerning SLC's strategic plans.

    On June 30, 1994, reinsurance agreements involving certain annuity business written by SLC's subsidiary, Southwestern Life Insurance Company (Southwestern), and SLC's former subsidiary, Bankers Life and Casualty Company (Bankers), that had been reinsured through an independent third party reinsurer, Employers Reassurance Corporation (ERC), to Consolidated Fidelity Life Insurance Company (CFLIC), a subsidiary of CNC, were terminated in accordance with an agreement entered into among SLC, CNC and CFLIC effective June 15, 1993, as amended. See
Note 8 of the Notes to Financial Statements included elsewhere in this Form 10-Q/A for additional information and a more detailed discussion of the terms of these transactions.

    The termination of the CFLIC reinsurance agreements, the receipt of a $3.9 million payment-in-kind dividend from CFLIC representing dividends on its preferred stock from the date of issuance through the date of repurchase, and the redemption of certain of SLC's securities resulted in a pre-tax gain totaling approximately $8.7 million and an after-tax gain totaling approximately $1.9 million which have been reflected in SLC's statement of earnings for the three months and the six months ended June 30, 1994. In addition, there were no dividends declared or paid on the SLC preferred stocks received in the transaction for the three months ending June 30, 1994, resulting in dividend savings totaling approximately $.8 million. Because the redemption of the CFLIC preferred stock involved the receipt by SLC of its own equity securities, approximately $12.9 million of the tax basis loss on such exchange cannot be deducted for federal income tax purposes and, as a consequence, the income tax effects associated with these transactions approximated 78% of the pre-tax gain. Management believes the completion of the CFLIC transactions as described above and in Note 8 to the Financial Statements is significant in that it has eliminated a significant transaction with a former affiliate, has reduced outstanding debt and preferred stock, has simplified SLC's structure and has reduced state insurance regulatory concerns. Based on the prime rate in effect as of June 30, 1994, the retirement of SLC's senior secured loan is expected to result in annual interest expense savings totaling approximately $2.5 million, and the retirement of the SLC preferred stocks will result in a reduction in annual preferred dividend requirements totaling $3.3 million. In addition, CNC's and CFLIC's ownership in shares of SLC Common Stock was further reduced to 2.1% of SLC's outstanding shares as a result of these transactions.

    During the six months ended June 30, 1994, SLC experienced a significant decline in the fair value of its available for sale fixed maturity investments, primarily as a result of increases in market interest rates. Because such securities are reflected at their fair value for financial reporting purposes, the decline in fair value, coupled with a loss after preferred dividend requirements in the first six months of 1994, had a significant impact on stockholders' equity and book value per common share. Common stockholders' equity declined $151.7 million, from $265.9 million, or $5.55 per share, at year-end 1993 to $125.4 million, or $2.65 per share, at June 30, 1994. Of this decline, $94.4 million, or $2.00 per share, was attributable to the change in unrealized investment gains and losses. Because of its available liquidity and other factors, management does not anticipate that SLC will be required to liquidate a substantial portion of its available for sale fixed maturity portfolio over the near-term. See "Investment Portfolio" below for additional information regarding SLC's available for sale fixed maturities.

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

    The following table reflects SLC's cash sources and requirements on a projected basis for 1994, based on actual results through June 30, 1994, (in millions):

Cash sources:
  Dividends from insurance subsidiaries............................  $    32.6
  Dividends from noninsurance subsidiaries.........................        6.6
  Other............................................................       22.5
                                                                     ---------
      Total sources................................................       61.7
                                                                     ---------
Cash requirements/uses:
  Long-term debt principal payments................................        8.5
  Early retirement of subordinated debt............................       10.0
  Interest.........................................................       50.1
  Preferred dividends..............................................       14.8
  Purchase Old Notes from subsidiaries.............................       34.1
  Additional investment in CFLIC preferred stock...................       21.1
  Other............................................................       10.2
                                                                     ---------
      Total requirements/uses......................................      148.8
                                                                     ---------
  Net cash required during year....................................      (87.1)
                                                                     ---------
  Cash available, beginning of year................................      132.1
                                                                     ---------
  Cash and marketable securities available, end of year............  $    45.0
                                                                     ---------
                                                                     ---------

    SLC's projected 1994 cash sources as reflected in the above table exceed the previously projected 1994 cash sources, as reflected in SLC's 1993 Annual Report on Form 10-K, by appoximately $11.1 million. Included in the increase in such cash sources is a $5.0 million prepayment on a note receivable, anticipated receipts from CFLIC totaling $4.1 million, and other miscellaneous sources totaling $2.0 million. SLC's projected cash requirements/uses as reflected in the above table exceed the previously projected cash requirements by approximately $46.1 million. Included in the increase in such cash requirements/uses is a $21.1 million additional investment in the preferred stock of

CFLIC (see Note 8 of the Notes to Financial statements included elsewhere in this Form 10-Q/A). In addition, other cash uses not previously projected include the use of $10.0 million cash to purchase $10.0 million principal amount of Old Notes in July 1994 and the adjustment of other miscellaneous uses totaling $5.8 million. Included in the projected uses of cash in 1994 is the purchase by SLC of $34.1 million of its Old Notes from certain of its subsidiaries, although SLC is not obligated to purchase $21.5 million of such Old Notes during 1994 and may decide not to utilize its available cash for such purposes.

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

    The Fund America Investment and the SIST Residual are both highly sensitive to changes in mortgage loan prepayment rates and changes in market interest rates, particularly the London Interbank Offered Rate (LIBOR) upon which interest payments to holders of senior classes of these investments are generally based. During the first three months of 1994, mortgage loan prepayment rates and LIBOR both increased, as a consequence, the aggregate unrealized losses on the Fund America Investment and SIST Residual increased to $46.4 million at March 31, 1994. At June 30, 1994, the investment banking firm that provides valuations modified the methodology for assessing the value of these investments to reflect perceived uncertainties and illiquidity of the market for CMO's. Based in part on the new valuation methodology, the aggregate unrealized losses on the Fund America Investment and the SIST Residual increased to $69.1 million. Based on a decline in mortgage loan prepayment rates toward the end of March 1994 (and continuing through June
1994), management initially determined that the declines in value of the Fund America Investment and the SIST Residual were temporary in nature and, accordingly, adjustments in fair value were reflected as unrealized losses in stockholders' equity.

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

    Subsequent to the filing of its June 30, 1994, Report on Form 10-Q, the Company, after consulting with its independent accountants and other advisors, re-evaluated the Fund America Investment and the SIST Residual. Notwithstanding the collateral provided by the RFCO Strips as discussed above, on the basis of its review of these investments, and the application of SFAS No. 115 and EITF No. 93-18, the Company determined that the declines in value of these investments at March 31, 1994 were other than temporary and that a restatement of the financial statements contained in its Report on Form 10-Q for such period to reflect a reduction in earnings was appropriate. Accordingly, at March 31, 1994, SLC reflected a charge to earnings for the writedown of these investments from their GAAP book value totaling $96.4 million to their fair value totaling $50.0 million, or a total charge of $46.4 million. For financial reporting purposes, the $50.0 million fair value of these investments became their new cost basis for periods after March 31, 1994. Prior to March 31, 1994, SLC and its subsidiaries had accrued investment income on these investments at an annual rate of 6% of their prior GAAP book values, or approximately $5.7 million of annual investment income. Because the fair values of these investments at March 31, 1994 were determined based on an assumed 11% discount rate, investment income on these investments has been accrued at 11% of their new cost basis for periods subsequent to that date, or approximately $5.5 million of annual investment income. As a consequence, the writedowns reflected at March 31, 1994, have not and are not expected to have a significant effect on the Company's reported results of operations. However, as discussed below, significant additional writedowns in future periods could ultimately have a significant effect on reported results.

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

    At December 31, 1993, SLC reflected unrealized investment gains of $20,458,000 and at June 30, 1994, reflected unrealized investment losses of $73,901,000 Following is an analysis of the major components of such unrealized gains (losses) (in thousands):

                                                                      JUNE 30,   DECEMBER 31,
                                                                        1994         1993
                                                                     ----------  ------------
Available for sale fixed maturities................................  $  (95,290)  $   21,424
Equity securities..................................................       1,107        7,271
Equity in unrealized gains of limited partnerships.................       4,921        5,349
Other..............................................................         393         (159)
                                                                     ----------  ------------
                                                                        (88,869)      33,885
Less effect on other balance sheet accounts:
  Deferred policy acquisition costs................................      19,699      (16,647)
  Unearned revenue reserves........................................      (4,731)       6,266
                                                                     ----------  ------------
Gross unrealized investment gains (losses).........................     (73,901)      23,504
Minority interest in unrealized losses.............................                    5,180
Deferred income taxes..............................................                   (8,226)
                                                                     ----------  ------------
    Net unrealized investment gains (losses).......................  $  (73,901)  $   20,458
                                                                     ----------  ------------
                                                                     ----------  ------------

    The fair values of other than the above discussed mortgage-backed debt securities declined approximately $122.4 million between the two dates primarily as a result of increases in market interest rates and the negative effect of such rate increases on the fair values of such securities. At year-end 1993, unrealized investment losses totaling $28.4 million had been reflected relative to the Fund America Investment and the SIST Residual. As a result of the $46.4 million writedown of such investments at March 31, 1994, the $28.4 million of unrealized investment losses at year-end 1993 were eliminated; however, subsequent to March 31, 1994, additional unrealized losses on such investments totaling $22.7 million have been reflected.

    Unless determined to be other than temporary, changes in the fair values of available for sale fixed maturities have no effect on SLC's reported results of operations, but can have a volatile effect on SLC's stockholders' equity and book value per common share, as the carrying values of available for sale fixed maturities are adjusted in SLC's balance sheet to their fair values at each reporting date through a charge or credit to stockholders' equity. In addition, unrealized investment losses generally have a more significant impact on stockholders' equity than unrealized gains because of deferred income tax effects. Net unrealized investment gains must be tax-effected, or reduced for the potential income tax expense associated with such gains, through a provision of a deferred income tax liability. Net unrealized investment losses are likewise tax-effected, or reduced for the potential income tax benefits associated with such losses; however, if such tax-effecting results in a deferred income tax asset, consideration must be given to providing a valuation allowance against such deferred income tax asset. At present, the Company does not have sufficient unrealized investment gains to offset its unrealized investment losses and cannot predict its ability to realize the potential income tax benefits if its unrealized investment losses were actually incurred. Accordingly, a valuation allowance has been provided against the Company's deferred income tax asset related to unrealized investment losses, which effectively eliminates the recognition of any portion of the income tax benefits associated with such unrealized losses. Because of its available liquidity and other factors, such as its seasoned block of traditional life insurance business, SLC has no current plans, and management believes that SLC will not have the need over the near-term or the foreseeable future, to liquidate any significant portion of its available for sale fixed maturity investments at a loss. Following is an analysis of gross unrealized investment gains and losses on available for sale fixed maturities as of June 30, 1994 and December 31, 1993 (in thousands):

                                                                      JUNE 30,   DECEMBER 31,
                                                                        1994         1993
                                                                     ----------  ------------
Gross unrealized gains.............................................  $   12,602   $   63,535
Gross unrealized losses............................................     (82,688)     (42,111)
                                                                     ----------  ------------
    Net unrealized gains (losses)..................................  $  (95,290)  $   21,424
                                                                     ----------  ------------
                                                                     ----------  ------------

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

                                                                                         PERCENT
                                     AVAILABLE     HELD TO                  PERCENT OF    OF
                                     FOR SALE    MATURITY AT     TOTAL        TOTAL      TOTAL
                                      AT FAIR     AMORTIZED      FIXED        FIXED      INVESTED
INVESTMENT QUALITY                     VALUE        COST       MATURITIES   MATURITIES   ASSETS
- -----------------------------------  ---------   -----------   ----------   ----------   -----
AAA................................  $   619.6      $ 1.8       $   621.4      38.3%     25.7%
AA.................................      202.2                      202.2      12.4       8.4
A..................................      446.9                      446.9      27.6      18.5
BBB+...............................       73.3                       73.3       4.5       3.0
BBB................................       80.0                       80.0       4.9       3.3
BBB-...............................       90.0                       90.0       5.6       3.7
                                     ---------      -----      ----------     -----      -----
    Total investment-grade.........    1,512.0        1.8         1,513.8      93.3      62.6
                                     ---------      -----      ----------     -----      -----
BB+................................       27.8                       27.8       1.7       1.1
BB and BB-.........................       42.6                       42.6       2.6       1.8
B and Below........................       24.8       13.5            38.3       2.4       1.6
                                     ---------      -----      ----------     -----      -----
    Total noninvestment-grade......       95.2       13.5           108.7       6.7       4.5
                                     ---------      -----      ----------     -----      -----
        Total fixed maturities.....  $ 1,607.2      $15.3       $ 1,622.5     100.0%     67.1%
                                     ---------      -----      ----------     -----      -----
                                     ---------      -----      ----------     -----      -----

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

    RESULTS OF OPERATIONS:

    For the six months ended June 30, 1994, SLC reflected an operating loss and net loss, before preferred dividend requirements, of $34.6 million. The 1994 first half results compare to a restated gain from operations for the same period in 1993 of $97.1 million and net earnings, before preferred dividend requirements, totaling $94.0 million. Preferred dividend requirements totaled $7.8 million in the first six months of 1994, as compared to $15.4 million in the first six months of 1993. Results in the 1993 first half also included a charge for a change in accounting for postretirement benefits totaling $1.8 million and extraordinary losses related to the early retirement of debt totaling $1.4 million.

    The results for the first six months of 1993 have been restated to reflect the reclassification of a previously reported non-operating gain as a component of operating earnings and to reflect a correction for certain accounting errors discovered during the preparation of SLC's 1993 year-end financial statements. See Note 1 of the Notes to Financial Statements included elsewhere in this Form 10-Q/A for a summary of the effects of the reclassification and the correction of the accounting errors.

    SLC's results for the first six months of both 1994 and 1993 were affected by several items of an infrequent and non-recurring nature, including the gain recognized on the stock offering by BLHC in 1993, gains from the termination of reinsurance arrangements in both periods and significant writedowns of mortgage-backed securities in 1994. In addition, in the first six months of 1993, SLC included in its results of operations its equity in the earnings of BLHC. Following is a condensed summary of results for the six months ended June 30, 1994 and 1993, by major sources of income and expense (in thousands):

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 ----------------------
                                                                                    1994        1993
                                                                                 ----------  ----------
Operating earnings before non-recurring income (charges), equity in the earnings of BLHC, realized investment gains (losses), interest expense on
 long-term debt, and provision for income taxes................................  $   22,333  $   16,834
Gain on BLHC stock offering....................................................                  99,376
Gain on reinsurance terminations...............................................       8,735      17,117
Equity in operating earnings of BLHC...........................................                  20,539
Realized investment gains (losses).............................................     (45,101)     13,369
Interest expense on long-term debt.............................................     (25,109)    (30,991)
Income tax (expense) credit....................................................       4,511     (39,097)
                                                                                 ----------  ----------
Operating earnings (loss)......................................................     (34,631)     97,147
Less dividends on preferred stock..............................................      (7,825)    (15,400)
                                                                                 ----------  ----------
    Operating earnings (loss) attributable to common stock.....................  $  (42,456) $   81,747
                                                                                 ----------  ----------
                                                                                 ----------  ----------

    For the six months ended June 30, 1994, premium income and other considerations decreased $6.9 million, or 3%, as compared to the corresponding period 1993. Following is a summary of premiums by major line of business for each of the respective periods (in thousands):

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                         1994         1993
                                                                      -----------  -----------
Individual life and annuity.........................................  $    61,519  $    59,286
Individual health...................................................      108,610      109,859
Group and other.....................................................       59,576       67,454
                                                                      -----------  -----------
                                                                      $   229,705  $   236,599
                                                                      -----------  -----------
                                                                      -----------  -----------

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

    During the six months ended June 30, 1994, net investment income decreased $24.2 millon, or 23%, as compared to the corresponding period in 1993. Net investment income includes 1) earnings on surplus investments and assets invested to support the reserve liabilities of the Company's traditional and interest-sensitive life and health insurance products (general investment portfolio) and 2) investment activity related to separately held assets supporting a GIC product, the credited rate on which is indexed to the S&P 500 Stocks Composite Average (S&P 500). In addition, in 1993, net investment income included investment income on certain mortgage-backed securities held in a special purpose trust (the Trust) securing the Trust's collateralized mortgage note obligation. The accounts of the Trust are no longer consolidated with those of the Company for periods after July 30, 1993, as the result of SLC's sale of a 75% interest in the Trust. Assets supporting the S&P 500 GIC product include, among other investments, put and call options on various equity based index futures, including the S&P 500. The return on such investments is highly volatile and, under certain market conditions, such as the overall decline in equity markets experienced in the first six months of 1994, can result in investment losses, or negative investment yields. The negative investment yield experienced in the first six months 1994 on the assets supporting the indexed GIC product was more than offset by a reduction in GIC benefits as discussed below under the analysis of change in policyholder benefits. Following is a summary of investment income (loss) for the three categories of investments as described above for the six months ended June 30, 1994 and 1993 (in thousands):

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                   -----------------
                                                    1994      1993
                                                   -------  --------
General investment portfolio.....................  $93,543  $ 87,154
Investments supporting indexed GIC product.......   (6,907)   13,139
Mortgage-backed securities held in the Trust.....             11,995
                                                   -------  --------
Gross investment income..........................   86,636   112,288
Less investment expenses.........................   (4,632)   (6,102)
                                                   -------  --------
    Net investment income........................  $82,004  $106,186
                                                   -------  --------
                                                   -------  --------

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

    Realized investment losses totaled $45.1 million for the first six months of 1994, as compared to investment gains totaling $13.4 million for the comparable 1993 period. Substantially all of the investment losses in 1994 were attributable to writedowns of certain mortgage-backed securities, as discussed under "Investment Portfolio." Investment gains in 1993 included $8.2 million of gains resulting from BLHC's redemption of certain of its securities utilizing proceeds of its stock offering. Other gains in 1993 resulted primarily from sales of fixed maturities and equity securities, which were offset, in part, by a $5.0 million writeoff of the Company's investment in a partnership owning equity securities in a company which had filed for bankruptcy. See Note 6 of the Notes to Financial Statements included elsewhere in this Form 10-Q/A for a comparative analysis of realized investment gains and losses.

    Equity in the earnings (losses) of equity investees and limited partnerships includes SLC's pro rata share of the operating earnings of BLHC and other investments in limited partnerships which are accounted for by the equity method. Following is an analysis of the components of such earnings (in thousands):

                                                        SIX MONTHS
                                                        ENDED JUNE
                                                            30,
                                                       -------------
                                                       1994   1993
                                                       ----  -------
Equity in operating earnings of:
  BLHC...............................................        $20,539
  Limited partnership investments....................  $843    3,983
                                                       ----  -------
                                                       $843  $24,522
                                                       ----  -------
                                                       ----  -------

    In 1994, other income includes a $4.8 million gain on the termination of the CFLIC reinsurance agreement and the redemption of certain of SLC's debt and equity securities, as previously discussed. In 1993, other income included $17.1 million of non-recurring income associated with the termination of a reinsurance agreement between Bankers and an SLC subsidiary. Excluding the income from the reinsurance transaction, other income decreased from $16.2 million in 1993 to $6.5 million in 1994. A substantial portion of the decline in other income was as a result of the recapture of the CFLIC reinsurance. Previously, the Company had reflected its share of the profits from such reinsurance as an experience refund under the other income caption. Effective April 1, 1994, the Company recaptured such business and has subsequently reflected the results in the various line items of its statement of earnings, including primarily net investment income and policyholder benefits.

    Following is a summary of policyholder benefits by major business segment (in thousands):

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                  ------------------
                                                    1994      1993
                                                  --------  --------
Individual life and annuity.....................  $ 76,964  $ 74,539
Individual health...............................    75,595    69,092
Group and other.................................    38,778    45,978
Accumulation products...........................    (1,068)   26,944
                                                  --------  --------
                                                  $190,269  $216,553
                                                  --------  --------
                                                  --------  --------

    Life and annuity benefits increased approximately $2.4 million, or 3%. A substantial portion of the increase in such benefits was attributable to the recapture of the CFLIC reinsurance effective April 1, 1994, and the reflection of the related benefits in the 1994 second quarter, which was offset, in part, by a reduction in credited rates on interest-sensitive life insurance policies between the periods. Individual health benefits increased $6.5 million, reflecting a deterioration in the individual health benefit ratio from 62.9% in 1993 to 69.6% in 1994. The benefit ratio applicable to the Company's medicare supplement business increased from 67.3% in the first six months of 1993 to 77.5% in the comparable 1994 period, reflecting a deficiency in premiums charged for medicare supplement products in 1994. The Company received rate increases for some of these products in 1994 and may seek approval for additional rate increases in 1995. Group benefits decreased approximately $7.2 million, or 16%, primarily as a result of the termination of several large group health cases, as previously discussed. The group benefit ratio decreased from 68.2% in 1993 to 65.1% in 1994. Benefits related to accumulation products include primarily interest credited to annuity and GIC account balances. As previously discussed, benefits attributable to the GIC product indexed to the S&P 500 totaled a negative $8.9 million in the first six months of 1994 as compared to benefit expense totaling $13.2 million in 1993.

    Other operating expenses decreased approximately $19.4 million from the 1993 period to the 1994 period. Following is a summary of the major items included in other operating expenses (in thousands):

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                    ----------------
                                                     1994     1993
                                                    -------  -------
Non-deferrable commissions........................  $19,603  $20,157
General and administrative expenses...............   44,153   58,783
Taxes, licenses and fees..........................    8,593    8,411
Placement fee for collateralized mortgage note
 obligations......................................             4,413
                                                    -------  -------
                                                    $72,349  $91,764
                                                    -------  -------
                                                    -------  -------

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

    Interest expense declined $11.2 million, or approximately 31% in the first six months of 1994 as compared to the same period in 1993. In 1994, SLC incurred interest expense only on its outstanding long-term debt, whereas in 1993 it had two categories of interest expense, including interest on long-term debt and collateralized mortgage obligations. Interest expense relative to long-term debt, declined $5.9 million, or 19%, primarily as a result of the retirement of approximately $120.9 million of SLC's 16 1/2% Senior Subordinated Debentures during 1993. During the first six month of 1993, SLC's consolidated results included the accounts of the Trust that held mortgage-backed securities used to collateralize certain promissory notes payable to unaffiliated parties. SLC, through ICH Funding, sponsored the formation of and held a residual equity interest in the Trust. Interest expense related to the Trust's obligations and included in SLC's consolidated results totaled $5.3 million for the first six months of 1993. In July 1993, SLC's and an affiliate's ownership interests were reduced through a sale of a 75% interest in the Trust. As a consequence of the sale, the accounts of the Trust are no longer included in SLC's consolidated results and no similar interest expense was incurred in 1994.

    An income tax credit in the 1994 first six month period totaled $4.5 million on a pre-tax loss of $39.1 million, representing 12% of the pre-tax loss. In the first six months of 1993, income tax expense represented 29% of pre-tax earnings. The unusual relationship in 1994 resulted primarily from the amortization of excess cost for which there are no income tax consequences, the loss of approximately $4.5 million in income tax benefits as a result of SLC's redemption of its own equity securities in the CFLIC transactions (see Note 8 of the Notes to Financial Statements included elsewhere in this Form 10-Q/A), and a $5.0 million increase in the deferred income tax asset valuation allowance due to uncertainties as to the Company's ability to generate future investment gains in an amount sufficient to utilize all of the losses resulting from the writedown of certain mortgage-backed securities. In 1993, the effective tax rate differed from the then-expected 34% rate as a result of amortization of excess cost and an $8.8 million reduction in the valuation allowance relative to SLC's deferred income tax assets. SLC's deferred income tax assets, before valuation allowance, declined from $145.1 million at year-end 1992 to $51.3 million at June 30, 1993, primarily as a result of the gain recognized on the BLHC stock offering and other realized and unrealized investment gains in the first six months of 1993. Accordingly, the valuation allowance relative to SLC's deferred income tax assets totaling $24.1 million at year-end 1992 was reduced to $15.3 million at June 30, 1993, based on management's assessment that SLC's ability to realize the benefits of its remaining tax assets, specifically its capital loss carryforwards, had been significantly enhanced.

    SLC recognized a $1.8 million charge in 1993, net of $.9 million in deferred taxes, for the cumulative effect to January 1, 1993, of the adoption of
Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SLC had previously provided a liability totaling $20.1 million for postretirement benefits for retirees of certain acquired companies through its purchase accounting relative to such companies. The 1993 charge reflected the cost of providing postretirement benefits for its remaining employees. SLC also reported extraordinary losses in 1993 totaling $1.4 million, net of tax effects, related to early extinguishment of debt. See Note 7 of the Notes to Financial Statements included elsewhere in this Form 10-Q/A for additional information regarding such extraordinary losses.

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

    The results for the three months ended June 30, 1994 reflected improvement over the results as reported for the three months ended March 31, 1994. Following is condensed comparative statement of earnings information for the respective periods (in thousands):

                                                THREE MONTHS ENDED
                                                -------------------
                                                JUNE 30,  MARCH 31,
                                                  1994      1994
                                                --------  ---------
Revenues......................................  $175,058   $103,718
                                                --------  ---------
                                                --------  ---------
Operating earnings (loss) before income
 taxes........................................  $ 12,441   $(51,583)
Income tax expense (credit)...................     7,703    (12,214)
                                                --------  ---------
Net earnings (loss)...........................     4,738    (39,369)
Less dividends on preferred stock.............    (3,500)    (4,325)
                                                --------  ---------
Net earnings (loss) applicable to common
 stock........................................  $  1,238   $(43,694)
                                                --------  ---------
                                                --------  ---------
Net earnings (loss) per common share..........  $    .03   $   (.91)
                                                --------  ---------
                                                --------  ---------

    Revenues increased $71.3 million in the second quarter of 1994 as compared to the first quarter of 1994. The Company incurred $46.4 million of investment writedowns in the first quarter of 1994 and had no similar writedowns in the 1994 second quarter. Other increases were primarily as a result of a $22.0 million increase in net investment income. Approximately $9.2 million of the increase in investment income was related to an improvement in the yields on assets supporting the indexed GIC product. As previously discussed, the earnings on such assets are highly volatile, depending on changes in the S&P 500 Stocks Composite Average. Investment income on such assets totaled a negative $8.0 million during the first quarter, as compared to a positive $1.2 million in the second quarter. Other factors contributing to the increase in invested income included the $3.9 million dividend from CFLIC and the $2.0 million fee received from Financial Benefit Group, both as previously discussed. In addition,
beginning  in  the  1994  second  quarter,  SLC's  investment  income   included
approximately $5.7 million of earnings on the assets transferred from CFLIC to ERC as a result of the CFLIC reinsurance primarily attributable to the reinvestment of a portion of available cash into higher yielding long-term investments. The remaining $1.2 million increase in investment income is primarily attributable to improvements in yields on investments.

    The pre-tax operating gain in the second quarter of 1994 totaled approximately $12.4 million, as compared to a pre-tax operating loss of $51.6 million in the 1994 first quarter, or an improvement of $64.0 million. There were no additional writedowns of mortgage-backed securities in the second quarter of 1994, accounting for $46.4 million of the improvement. In addition, approximately $8.7 million of the improvement represented the aggregate gain on the CFLIC transactions and $2.0 million represented the termination fee from Financial Benefit Group. The remainder, or approximately $5.9 million, represented an improvement in the Company's pre-tax operating results in the 1994 second quarter, as compared to the first quarter of 1994. A substantial portion of the improvement was attributable to decreases in individual life and group health claims between the periods and the above discussed improvement in investment yields. Individual life claims, which can vary significantly from quarter to quarter, had significantly exceeded expected claims in the 1994 first quarter but returned to more normalized levels in the 1994 second quarter, accounting for approximately $2.3 million of the improvement in pre-tax operating earnings. In addition, the Company's group health operations continued to reflect improvements resulting from the corrective actions taken at year-end 1993 (as discussed in the 1993 Annual Report) and improved its pre-tax operating results in the second quarter by approximately $1.7 million. The income tax provision for the 1994 second quarter represented 62% of pre-tax operating earnings, primarily as a result of the loss of $4.5 million in tax benefits as a result of SLC's redemption of certain of its equity securities in the CFLIC transaction, as previously discussed. Preferred dividend requirements declined an approximate $.8 million in the 1994 second quarter, as a result of SLC's redemption of the preferred stocks previously held by CFLIC.

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

                                          SOUTHWESTERN LIFE CORPORTATION

                                          By

                                             -----------------------------------
                                                        John T. Hull,
                                                  EXECUTIVE VICE PRESIDENT,
                                             TREASURER AND PRINCIPAL ACCOUNTING
                                                           OFFICER

Date: October   , 1994

                               INDEX TO EXHIBITS

                                                                                                             SEQUENTIAL
EXHIBIT NO.                                           DESCRIPTION                                             PAGE NO.
- -----------  ---------------------------------------------------------------------------------------------  -------------
       11.1  Computation of Earnings (Loss) Per Share of Common Stock on Average Shares Outstanding and
              Fully Diluted Bases for the Three Months and the Six Months Ended June 30, 1994 and 1993....