Form 10-Q/A
period 1994-06-30
SOUTHWESTERN LIFE CORP
filed 1994-10-14
CIK 49588

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 3

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

    This Amendment No. 2 amends Items 1 of Part I and Exhibit 11.1 of the Form 10-Q of Southwestern Life Corporation for the quarter ended June 30, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    This Amendment No. 3 amends Items 1 of Part I and Exhibit 11.1 of the Form 10-Q of Southwestern Life Corporation for the quarter ended June 30, 1994.

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

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                        ---------------------------   --------------------------
                                                                            1994           1993           1994          1993
                                                                        ------------   ------------   ------------   -----------
                                                                                                                     (RESTATED)
Income:
  Premium income and other considerations.............................  $    113,131   $    118,213   $    229,705   $   236,599
  Net investment income...............................................        51,997         43,762         82,004       106,186
  Realized investment gains (losses)..................................           673         (5,766)       (45,101)       13,369
  Equity in earnings of equity investees and limited partnerships.....           431         12,656            843        24,522
  Gain on sale of stock by Bankers Life Holding Corporation...........                                                    99,376
  Other income........................................................         8,826          6,699         11,325        33,346
                                                                        ------------   ------------   ------------   -----------
                                                                             175,058        175,564        278,776       513,398
                                                                        ------------   ------------   ------------   -----------
Benefits, expenses and costs:
  Policyholder benefits...............................................        99,584        102,547        190,269       216,553
  Amortization of deferred policy acquisition costs and present value
   of future profits..................................................        13,102         14,686         25,395        27,752
  Other operating expenses............................................        34,869         42,837         72,349        91,764
  Amortization of excess cost.........................................         2,398          2,402          4,796         4,803
  Interest expense....................................................        12,664         17,104         25,109        36,282
                                                                        ------------   ------------   ------------   -----------
                                                                             162,617        179,576        317,918       377,154
                                                                        ------------   ------------   ------------   -----------
Operating earnings (loss) before income taxes.........................        12,441         (4,012)       (39,142)      136,244
Income tax expense (credit)...........................................         7,703          4,464         (4,511)       39,097
                                                                        ------------   ------------   ------------   -----------
Operating earnings (loss).............................................         4,738         (8,476)       (34,631)       97,147
Cumulative effect to January 1, 1993 of change in method of accounting
 for post-retirement benefits, net of tax effect......................                                                    (1,812)
Extraordinary losses, net of tax effect...............................                         (129)                      (1,360)
                                                                        ------------   ------------   ------------   -----------
Net earnings (loss)...................................................         4,738         (8,605)       (34,631)       93,975
Less dividends on preferred stock.....................................        (3,500)        (7,700)        (7,825)      (15,400)
                                                                        ------------   ------------   ------------   -----------
Net earnings (loss) applicable to common stock........................  $      1,238   $    (16,305)  $    (42,456)  $    78,575
                                                                        ------------   ------------   ------------   -----------
                                                                        ------------   ------------   ------------   -----------
Weighted average shares outstanding...................................    47,829,460     47,918,802     47,853,939    47,913,409
                                                                        ------------   ------------   ------------   -----------
                                                                        ------------   ------------   ------------   -----------
Earnings (loss) per common share:
  Primary:
    Operating earnings (loss).........................................  $        .03   $       (.34)  $       (.89)  $      1.71
    Cumulative effect to January 1, 1993 of change in method of
     accounting for postretirement benefits...........................                                                      (.04)
    Extraordinary losses..............................................                                                      (.03)
                                                                        ------------   ------------   ------------   -----------
      Net earnings (loss).............................................  $        .03   $       (.34)  $       (.89)  $      1.64
                                                                        ------------   ------------   ------------   -----------
                                                                        ------------   ------------   ------------   -----------
  Fully diluted:
    Operating earnings (loss).........................................  $        .03   $       (.34)  $       (.89)  $      1.58
    Cumulative effect to January 1, 1993 of change in method of
     accounting for postretirement benefits...........................                                                      (.03)
    Extraordinary losses..............................................                                                      (.02)
                                                                        ------------   ------------   ------------   -----------
      Net earnings (loss).............................................  $        .03   $       (.34)  $       .(89)  $      1.53
                                                                        ------------   ------------   ------------   -----------
                                                                        ------------   ------------   ------------   -----------

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

                         SOUTHWESTERN LIFE CORPORATION
                         (FORMERLY I.C.H. CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

6.  REALIZED INVESTMENT GAINS (LOSSES):
    Following is an analysis of the major components of gains (losses) on investments (in thousands):

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                               --------------------  ---------------------
                                                 1994       1993        1994       1993
                                               ---------  ---------  ----------  ---------
Fixed maturities.............................  $     225  $    (327) $    2,245  $  14,023
Mortgage-backed securities...................                           (46,448)
Equity securities............................        740        (99)       (485)     6,113
Investment in limited partnership............                (5,013)                (5,013)
Other........................................       (292)      (327)       (413)      (740)
                                               ---------  ---------  ----------  ---------
                                               $     673  $  (5,766) $  (45,101) $  13,369
                                               ---------  ---------  ----------  ---------
                                               ---------  ---------  ----------  ---------

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

                                          By           /s/ JOHN T. HULL

                                             -----------------------------------
                                                        John T. Hull,
                                                  EXECUTIVE VICE PRESIDENT,
                                             TREASURER AND PRINCIPAL ACCOUNTING
                                                           OFFICER

Date: October 14, 1994

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