Form 10-Q
period 1994-09-30
SOUTHWESTERN LIFE CORP
filed 1994-11-14
CIK 49588

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
          (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended September 30, 1994

                                          OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
          Commission file number                    1-7697

                            Southwestern Life Corporation
                (Exact name of registrant as specified in its charter)

                   Delaware                         43-6069928
          (State or other jurisdiction            (I.R.S. Employer
          of incorporation or organization)       Identification No.)

                 500 North Akard Street, Dallas, Texas          75201
                (Address of principal executive offices)    (Zip Code)

                                     (214) 954-111
                 (Registrant's telephone number, including area code)

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class and Title of                 Shares Outstanding
                 Capital Stock                  as of November 4, 1994
               ------------------               ----------------------
          Common Stock, $1.00 Par Value         47,265,016

                        Index to Exhibits appears on page 38.
                           This filing contains 136 pages.

                            SOUTHWESTERN LIFE CORPORATION

                                      FORM 10-Q

                                        INDEX



                                                                 Page(s)
                                                                 -------

          PART I.  FINANCIAL INFORMATION

               Item 1.   Financial Statements

                    Consolidated Balance Sheets at September 30,
                         1994 and December 31, 1993 . . . . . . . .  3

                    Consolidated Statements of Earnings (Loss)
                         for the Three Months and the Nine Months
                         Ended September 30, 1994 and 1993  . . . .  4

                    Consolidated Statements of Cash Flows for the
                         Nine Months Ended September 30, 1994 and
                         1993 . . . . . . . . . . . . . . . . . . .  5

                    Notes to Financial Statements . . . . . . . . .  6

               Item 2.   Management's Discussion and
                         Analysis of Financial Condition and
                         Results of Operations  . . . . . . . . . .  17

          PART II. OTHER INFORMATION

               Item 1.   Legal Proceedings  . . . . . . . . . . . .  35

               Item 6.   Exhibits and Reports on Form 8-K . . . . .  36

          Index to Exhibits . . . . . . . . . . . . . . . . . . . .  38

                            PART I. FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS
                            SOUTHWESTERN LIFE CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                                        September 30,   December 31,
               ASSETS                                                        1994          1993
                                                                        -------------   ------------
                                                                                 (In Thousands)
          Investments:
             Fixed maturities:
               Available for sale at fair value                           $1,675,198     $1,691,693
               Held to maturity at amortized cost                             15,101         26,149
             Equity securities, at fair value                                 17,272         75,831
             Mortgage loans on real estate, at amortized cost                122,540        138,504
             Real estate, at lower of cost or fair value                      61,696         67,491
             Policy loans                                                    174,012        177,736
             Collateral loans                                                 55,346         34,099
             Investments in limited partnerships                              47,386         43,640
             Cash and short-term investments                                 210,881        366,922
             Other invested assets                                            17,325         16,058
                                                                          ----------     ----------
               Total investments                                           2,396,757      2,638,123
             Due from reinsurers                                             251,804        388,083
             Notes and accounts receivable and uncollected premiums           17,106          6,951
             Accrued investment income                                        29,669         31,633
             Deferred policy acquisition costs                               216,466        168,525
             Present value of future profits of acquired business             79,664         50,705
             Deferred income tax asset                                        55,875         53,033
             Excess cost of investments in subsidiaries over net
               assets acquired, net of accumulated amortization              300,435        307,604
             Other assets                                                     38,681         47,999
             Assets held in separate accounts                                  5,182          5,207
                                                                          ----------     ----------
                                                                          $3,391,639     $3,697,863
                                                                          ==========     ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY

             Insurance liabilities:
               Future policy benefits and other policy liabilities        $  908,169     $  927,303
               Universal life and investment contract liabilities          1,679,929      1,684,396
             Notes payable:
               Due within one year                                             3,719         34,546
               Due after one year                                            369,343        383,435
             Federal income taxes currently payable                           10,787         29,015
             Other liabilities                                               114,273        138,791
             Liabilities related to separate accounts                          5,182          5,207
                                                                          ----------     ----------
                                                                           3,091,402      3,202,693
                                                                          ----------     ----------
             Stockholders' equity:
               Preferred stock                                               199,997        229,239
               Common stock                                                   71,752         71,594
               Common stock, Class B                                                            100
               Additional paid-in capital                                    155,605        155,499
               Net unrealized investment gains (losses), net of
                 deferred income taxes in 1993                               (95,489)        20,458
               Retained earnings                                              25,731         71,833
                                                                          ----------     ----------
                                                                             357,596        548,723
               Notes receivable collateralized by common stock                (1,778)        (1,729)
               Treasury stock, at cost                                       (55,581)       (51,824)
                                                                          ----------     ----------
                                                                             300,237        495,170
                                                                          ----------     ----------
                                                                          $3,391,639     $3,697,863
                                                                          ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                            SOUTHWESTERN LIFE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                        (In Thousands, Except Per Share Data)
                                     (Unaudited)

                                                                            Three Months Ended            Nine Months Ended
                                                                              September 30,                 September 30,
                                                                           -----------------------       -----------------------
                                                                             1994           1993           1994           1993
                                                                           --------       --------       --------       --------
        Income:
           Premium income and other
             considerations                                             $  103,001     $  119,543     $  332,706     $  356,142
           Net investment income                                            56,027         43,896        138,031        150,082
           Realized investment gains (losses)                                3,725         18,876        (41,376)        32,245
           Equity in earnings of equity
             investees and limited partnerships                                937          9,140          1,780         33,662
           Gain on sale of investment in
             Bankers Life Holding Corporation                                             197,398                       296,774
           Other Income                                                      3,266         10,362         14,591         43,708
                                                                        ----------     ----------     ----------     ----------
                                                                           166,956        399,215        445,732        912,613
                                                                        ----------     ----------     ----------     ----------

        Benefits, expenses and costs:
           Policyholder benefits                                           103,711        110,748        293,980        327,301
           Amortization of deferred policy
             acquisition costs and present
             value of future profits                                        12,277         10,968         37,672         38,720
           Other operating expenses                                         35,922         76,928        108,271        168,692
           Amortization of excess cost                                       2,397          2,401          7,193          7,204
           Interest expense                                                 11,581         15,331         36,690         51,613
                                                                        ----------     ----------     ----------     ----------
                                                                           165,888        216,376        483,806        593,530
                                                                        ----------     ----------     ----------     ----------
        Operating earnings (loss) before
           income tax                                                        1,068        182,839        (38,074)       319,083
        Income tax expense (credit)                                          1,213         57,105         (3,298)        96,202
                                                                        ----------     ----------     ----------     ----------
        Operating earnings (loss)                                             (145)       125,734        (34,776)       222,881

        Cumulative effect to January 1, 1993 of
           change in method of accounting for
           post-retirement benefits, net of tax
           effect                                                                                                        (1,812)
        Extraordinary losses, net of tax effect                                                                          (1,360)
                                                                        ----------     ----------     ----------     ----------
        Net earnings (loss)                                                   (145)       125,734        (34,776)       219,709

        Less dividends on preferred stock                                   (3,500)        (7,700)       (11,325)       (23,100)
                                                                        ----------     ----------     ----------     ----------

        Net earnings (loss) applicable to
           common stock                                                 $   (3,645)    $  118,034     $  (46,101)    $  196,609
                                                                        ==========     ==========     ==========     ==========
        Weighted average shares outstanding                             47,261,563     47,914,861     47,654,310     47,913,898
                                                                        ==========     ==========     ==========     ==========

        Earnings (loss) per common share:
        Primary:
           Operating earnings (loss)                                         $(.08)         $2.46          $(.97)         $4.17
           Cumulative effect to January 1, 1993
             of change in method of accounting
             for postretirement benefits                                                                                   (.04)
           Extraordinary losses                                                                                            (.03)
                                                                        ----------     ----------     ----------     ----------
             Net earnings (loss)                                             $(.08)         $2.46          $(.97)         $4.10
                                                                        ==========     ==========     ==========     ==========

        Fully diluted:
           Operating earnings (loss)                                         $(.08)         $2.14          $(.97)         $3.69
           Cumulative effect to January 1, 1993
             of change in method of accounting
             for postretirement benefits                                                                                   (.03)
           Extraordinary losses                                                                                            (.02)
                                                                        ----------     ----------     ----------     ----------
             Net earnings (loss)                                             $(.08)         $2.14          $(.97)         $3.64
                                                                        ==========     ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                            SOUTHWESTERN LIFE CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1994 and 1993
                                    (In Thousands)
                                     (Unaudited)

                                                                              1994           1993
                                                                              ----           ----

          Cash flows from operating activities:
             Operating earnings (loss)                                     $ (34,776)     $ 222,881
             Items not requiring (providing) cash:
               Adjustments related to universal life and
                 investment products:
                   Interest credited to account balances                      55,881         78,053
                   Charges for mortality and administration                  (53,211)       (54,648)
               Depreciation and amortization                                  13,266         13,306
               Increase (decrease) in future policy benefits                   6,716           (120)
               Decrease (increase) in deferred policy
                 acquisition costs                                              (967)         2,944
               Increase (decrease) in currently payable
                 income taxes                                                (18,228)        30,121
               Decrease in deferred income taxes                               5,758         74,294
               Increase (decrease) in policy liabilities, other
                 policyholder funds, accounts payable
                   and accrued expenses                                      (11,039)        11,013
               Decrease (increase) in notes and accounts
                 receivable and accrued investment income                     (4,348)         2,719
               Realized (gains) losses                                        41,376        (32,245)
               Equity in earnings of equity investees and
                 limited partnerships                                         (1,780)       (33,662)
               Gain on termination of reinsurance                             (8,735)       (22,642)
               Gain on sale of stock by BLHC                                               (296,774)
               Other, net                                                      3,060         27,062
                                                                          ----------     ----------
                 Net cash provided (used) by operating
                   activities                                                 (7,027)        22,302
                                                                          ----------     ----------
          Cash flows from investing activities:
             Sales and maturities of long-term invested assets               690,142      1,262,974
             Sale of investment in BLHC                                                     287,639
             Purchases of fixed maturities                                  (699,143)      (837,916)
             Purchases of other long-term invested assets                    (92,277)      (119,205)
             Additional investment in CFLIC preferred stock                  (21,078)
             Purchase of subsidiary, net of cash acquired                     (3,589)
             Cash received (transferred) on reinsurance
               transactions                                                   10,108        (43,152)
             Other                                                            (2,500)
                                                                          ----------     ----------
                 Net cash provided (used) by investing
                   activities                                               (118,337)       550,340
                                                                          ----------     ----------
          Cash flows from financing activities:
             Proceeds of collateralized mortgage note
               obligations                                                                  171,000
             Policyholder contract deposits                                  132,972        152,014
             Policyholder contract withdrawals                              (132,274)      (305,128)
             Principal payments on notes payable                              (4,919)       (38,119)
             Early retirement of subordinated debt                           (10,081)       (38,190)
             Principal payments on collateralized mortgage
               note obligations                                                            (205,356)
             Purchase of common stock for treasury                              (500)          (932)
             Redemption of preferred stock                                                  (50,000)
             Dividends on preferred shares                                   (11,325)       (23,100)
             Other                                                            (4,550)
                                                                          ----------     ----------
               Net cash used by financing
                 activities                                                  (30,677)      (337,811)
                                                                          ----------     ----------

          Net increase (decrease) short-term investments                    (156,041)       234,831
          Cash and short-term investments at beginning of
             period                                                          366,922        421,765
                                                                          ----------     ----------
          Cash and short-term investments at end of period                $  210,881     $  656,596
                                                                          ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                            SOUTHWESTERN LIFE CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)
                                      __________

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

          2. INVESTMENT IN BANKERS LIFE HOLDING CORPORATION:

          The Company continued to reflect its equity in the earnings of Bankers Life Holding Corporation (BLHC) through the September 30, 1993 date of sale. Following are unaudited condensed statement of financial results for BLHC for the nine months ended September 30, 1993 and the Company's equity in such results as reflected in its consolidated statement of earnings (in thousands):

                            SOUTHWESTERN LIFE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS, Continued
                                     (Unaudited)
                                      __________

             2. INVESTMENT IN BANKERS LIFE HOLDING CORPORATION, CONTINUED:

             Bankers Life Holding Corporation:
               Revenues                                       $1,081,680
               Earnings from operations                           95,300
               Extraordinary loss from early debt retirement      (5,600)
               Net earnings attributable to common stock          85,200

             Amounts recorded by the Company:
               Equity in operating earnings of BLHC           $   29,117
               Equity in extraordinary losses of BLHC             (1,370)
                                                              ----------
               Equity in earnings of BLHC                     $   27,747
                                                              ==========

          3. NOTES PAYABLE:

          Notes payable at September 30, 1994 and December 31, 1993, are summarized as follows (in thousands):

                                                            1994      1993
                                                            ----      ----
             Borrowings under senior secured loan                  $  30,000
             11 1/4% Senior Subordinated Notes due 1996  $ 256,101   266,101
             11 1/4% Senior Subordinated Notes due 2003     91,161    91,161
             9 1/2% unsecured note payable due 1996         25,550    25,550
             Note payable, interest at prime,
              collateralized by aircraft equipment                     4,872
             Other                                             250       297
                                                         --------- ---------
                                                         $ 373,062 $ 417,981
                                                         ========= =========

          At September 30, 1994, the Company has notes receivable totaling $26,500,000 from an unaffiliated third party, which are collateralized by the Company's note payable with a carrying value of $20,835,000. The Company has the right to set off its obligation against the notes receivable. In the accompanying balance sheets, the Company's notes receivable have been reflected net of amounts due under the note payable.

          4. FEDERAL INCOME TAXES:

          The provision for income taxes on operating earnings (loss) consists of the following components (in thousands):

                            SOUTHWESTERN LIFE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS, Continued
                                     (Unaudited)
                                      __________

          4. FEDERAL INCOME TAXES, CONTINUED:

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                          1994      1993
                                                          ----      ----
             Current tax expense (credit)               $ (9,056) $ 21,908
             Deferred tax expense                          5,758    74,294
                                                        --------  --------
                                                        $ (3,298) $ 96,202
                                                        ========  ========

          In July 1994, the Internal Revenue Service (IRS) completed its examination of the Company and its subsidiaries for the tax years 1986 through 1989 and issued its Revenue Agent's Report (RAR) relative to such examination (see Note 5). The Company has subsequently assessed the effects of the issues reflected in the RAR on existing net operating loss carryforwards and alternative minimum tax (AMT) credit carryforwards included in its deferred income tax asset. As a result of such assessment and updates of the Company's taxable income projections, at June 30, 1994, the Company reduced its net deferred tax asset by $12,265,000 through a charge included in its deferred income tax provision. Because a substantially similar provision had been included in the Company's current income tax liabilities for such effects, the Company concurrently reduced its current income tax liabilities by $12,265,000 through a credit in its current income tax provision.

          A reconciliation of the income tax provisions based on the prevailing corporate income tax rate of 35% to the provisions reflected in the consolidated financial statements is as follows (in thousands):

                            SOUTHWESTERN LIFE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS, Continued
                                     (Unaudited)
                                      __________

          4. FEDERAL INCOME TAXES, CONTINUED:

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                         1994      1993
                                                         ----      ----
               Computed expected income tax expense
               (credit) at statutory regular tax rate $(13,326) $111,679
             Amortization of excess cost                 2,518     2,521
             Increase in (reduction of) deferred
               income tax asset valuation allowance      5,000   (14,573)
             Permanent loss of tax deductions from
               redemption of Company's equity
               securities (see Note 8)                   4,532
             Effect of change in income tax rate on
               deferred income tax asset at beginning
               of year                                            (3,500)
             Benefit from utilization of capital loss
               carryforwards not previously reflected
               for financial reporting purposes                   (9,890)
             Capital losses of subsidiary not
               includable in consolidated tax return               9,108
             Other                                      (2,022)      857
                                                      --------  --------
                   Income tax expense (credit)        $ (3,298) $ 96,202
                                                      ========  ========

          Net unrealized investment gains included in stockholders' equity at December 31, 1993, are reflected net of deferred income taxes totaling $8,226,000. The deferred income tax effects of unrealized investment losses included in stockholders' equity at September 30, 1994, totaling approximately $33,421,000, have been offset by an increase in the deferred income tax asset valuation allowance by a corresponding amount due to the uncertainty as to the Company's ability to generate capital gains in an amount sufficient to offset the unrealized capital losses.

          5.   COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES:

          The Company and its subsidiaries have been under examination by the IRS for the tax years 1983 through 1992. The IRS had previously completed its examination for the years 1983 through 1985 and had previously issued Notices of Proposed Deficiencies totaling approximately $17.5 million, before interest. In March 1994, the Company reached agreement with the IRS relative to such proposed deficiencies and subsequently paid settlements to the IRS totaling $3,972,000, including interest. The Company had previously provided a liability for such settlements and, as a consequence, the settlements had no effect on the Company's 1994 results of operations.

                            SOUTHWESTERN LIFE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS, Continued
                                     (Unaudited)
                                     ___________

          5.   COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES, CONTINUED:

          In July 1994, the IRS completed its examination for the tax years 1986 through 1989 and issued Notices of Proposed Deficiencies totaling approximately $127.7 million, before interest. A substantial portion of the proposed deficiencies involves the deductibility of approximately $444 million of interest expense on certain surplus debentures issued by the Company's insurance subsidiaries, which was offset by other proposed adjustments that mitigate, in part, the impact of the proposed disallowance of surplus debenture interest deductions. Management intends to vigorously protest the proposed deficiencies and has filed a written appeal relative to the surplus debenture interest issue and other significant issues. Management believes the surplus debentures in question were legally enforceable debt instruments, as opposed to equity contributions, and that the related interest was properly deductible.

          Modern American Life Insurance Company (Modern) is a defendant in a class action lawsuit filed on or about May 14, 1993 in the Circuit Court of Jackson County, Missouri, styled WILLIAM D. CASTLE, ET AL. V. MODERN AMERICAN LIFE INSURANCE COMPANY (the Castle case). The suit purports to be brought on behalf of a class of persons who own what plaintiffs denominate as charter contracts, issued by life insurance companies merged into or acquired by Modern and its predecessors. The suit alleges breach of contract, and seeks declaratory judgment, costs, expenses and such other relief as the Court deems appropriate. As an alternative, the suit seeks rescission. SLC was added as a defendant to the CASTLE case by an amended petition, filed February 16, 1994, alleging that the Company should be liable for any judgment against Modern through either disregarding Modern's corporate existence or finding tortious interference by the Company with plaintiff's contracts with Modern. SLC's motion to dismiss the amended petition as to SLC has been denied. On July 27, 1994, the Circuit Court entered an order granting the plaintiffs' motion for certification of the suit as a class action and certified six subclasses composed of the persons who own or owned the so-called charter contracts purchased from Modern and five of its predecessor corporations. Management believes Modern has meritorious defenses to the CASTLE case and intends to defend the case vigorously.

          On or about October 12, 1993, the plaintiffs in the CASTLE case also filed a lawsuit in the Circuit Court of Cole County, Missouri, naming Modern and the Director of the Missouri Department of Insurance (the Missouri Director) as defendants. The second lawsuit, styled ROBERT J. MEYER, ET AL. V. JAY ANGOFF, DIRECTOR OF

                            SOUTHWESTERN LIFE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS, Continued
                                    (Unaudited)
                                    ___________

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

          6.   REALIZED INVESTMENT GAINS (LOSSES):

          Following is an analysis of the major components of gains (losses) on investments (in thousands):

                                   Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                   ------------------   -----------------
                                    1994      1993       1994      1993
                                    ----      ----       ----      ----
             Fixed maturities     $   887  $   (796)  $  3,132  $ 13,227
             Mortgage-backed
               securities                    (3,342)   (46,448)   (4,356)
             Equity securities        272    31,783       (213)   37,896
             Investment in limited
               partnership                                        (5,013)
             Real estate            2,840    (4,287)     2,586    (5,042)
             Other                   (274)   (4,482)      (433)   (4,467)
                                  -------  --------   --------  --------
                                  $ 3,725  $ 18,876   $(41,376) $ 32,245
                                  =======  ========   ========  ========

          7. EXTRAORDINARY LOSSES:

          For the nine months ended September 30, 1993, the Company reflected an extraordinary loss totaling $690,000, resulting from the premium

                             SOUTHWESTERN LIFE CORPORATION
                        NOTES TO FINANCIAL STATEMENTS, Continued
                                      (Unaudited)
                                      ____________
          paid to effect the early redemption of $37.5 million principal amount of the Company's 16 1/2% Senior Subordinated Debentures due 1994. In addition, the Company reflected its equity in the extraordinary loss of BLHC resulting from early retirement of debt totaling $1,370,000. The extraordinary losses have been reflected net of the estimated tax effects totaling $700,000.

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

          On June 30, 1994, the CFLIC reinsurance agreements were terminated, and the business reinsured thereunder was recaptured, effective as of April 1, 1994. Immediately prior to the termination of the CFLIC reinsurance agreements, Union Bankers Insurance Company (Union Bankers), a subsidiary of the Company, utilized available cash to purchase all of the outstanding stock of Marquette, a subsidiary of CFLIC, for $8,215,000. The purchase price was based on the fair value of Marquette's underlying net assets, consisting primarily of cash and U.S. Treasury obligations, adjusted for the value of Marquette's various state insurance licenses, as determined by an independent actuarial firm. Marquette's results of operations have been included in the Company's consolidated results of operations

                           SOUTHWESTERN LIFE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS, Continued
                                   (Unaudited)
                                   ___________

          8. TRANSACTIONS  WITH  CONSOLIDATED FIDELITY LIFE INSURANCE COMPANY,
          CONTINUED:

          for periods subsequent to June 30, 1994. Following completion of the terminations, CFLIC repurchased the shares of its preferred stock held by the Company by transferring to the Company the senior secured loan of the Company with an outstanding principal balance of $30 million, all of the outstanding shares of the Company's Series 1984-A Preferred Stock with a stated value of $22,242,000, all of the outstanding shares of the Company's Series 1987-B Preferred Stock with a stated value of $7,000,000, a U.S. Treasury note (par value $1,050,000), and 620,423 shares of the Company's Common Stock. Immediately following the repurchase of the CFLIC preferred stock, SLC retired the senior secured loan and the SLC preferred stocks. The shares of SLC Common Stock received were placed in treasury.

          Upon termination of the CFLIC reinsurance agreement relating to the business written by Southwestern, CFLIC transferred cash and invested assets to ERC with a fair value equal to the reserve liabilities being recaptured, net of the ceding fees payable. Due primarily to a requirement by insurance regulatory authorities to transfer such investments upon termination of the reinsurance agreements at their fair value, the Company increased its basis in the CFLIC preferred stock by investing an additional $26,212,000 (including $21,078,000 cash and a $5,134,000 receivable) immediately prior to the terminations to enable CFLIC to have sufficient assets (other than the Company's securities being transferred to the Company upon redemption of the CFLIC preferred stock) to complete the terminations. A substantial portion of such amount was attributable to a decline in the fair value of the 83% interest in ICH Funding subsequent to the Company's transfer of such investment to CFLIC in June 1993.

          In conjunction with the termination of the CFLIC reinsurance agreement relating to the business written by Southwestern, annuity reserve liabilities totaling $323,305,000 were assumed by ERC and invested assets with a fair value of $289,414,000 were transferred by CFLIC to ERC. The difference between the reserve liabilities assumed by ERC and the assets transferred from CFLIC, totaling $33,891,000, represented the aggregate ceding fee paid to CFLIC to effect the termination. Immediately thereafter, Southwestern recaptured $107,163,000 of the reserve liabilities from ERC and received invested assets from ERC totaling $93,942,000. The assets consisted of cash, short-term investments and marketable fixed maturity investments totaling $25,455,000, CFLIC's investment in ICH Funding and certain pass-through certificates issued by a

                           SOUTHWESTERN LIFE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS, Continued
                                    (Unaudited)
                                    ___________

          8. TRANSACTIONS  WITH  CONSOLIDATED FIDELITY LIFE INSURANCE COMPANY,
          CONTINUED:

          special purpose trust with an estimated fair value totaling $12,528,000, collateral loans due from James M. Fail and CFSB Corporation totaling $50,640,000, and other assets, principally mortgage loans, totaling $5,319,000. The difference between the reserve liabilities recaptured by Southwestern and the assets transferred from ERC, totaling $13,221,000, represented a ceding fee paid by Southwestern, and reduced ERC's net ceding fees incurred to effect the CFLIC reinsurance termination to $20,670,000. The reinsurance agreement between Southwestern and ERC was amended to provide that ERC will be permitted to recover the net ceding fees incurred out of the future profits on the portion of Southwestern's annuity business it retained, together with interest at 2% per annum on the unamortized balance of such ceding fees. For financial reporting purposes, the reinsurance arrangement between Southwestern and ERC has been reflected as a financing arrangement and, accordingly, is not be reflected in the Company's financial statements except for the interest paid to ERC.

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

                           SOUTHWESTERN LIFE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS, Continued
                                    (Unaudited)
                                    ___________

          8. TRANSACTIONS  WITH  CONSOLIDATED FIDELITY LIFE INSURANCE COMPANY,
          CONTINUED:

          For financial reporting purposes, the Company recorded the redemption of its preferred stocks received from CFLIC at their stated value which, in management's opinion, approximated the fair value of such securities as of the date the 1993 Agreement was entered into. The 620,423 shares of the Company's Common Stock received from CFLIC were recorded at their market value, or $5.25 per share, as of the date of closing. The termination of the CFLIC reinsurance agreements, the receipt of a payment-in-kind dividend from CFLIC representing dividends on such preferred stock from the date of issuance through the date of redemption, and the redemption of the Company's securities resulted in a pre-tax gain totaling approximately $8,735,000 and an after-tax gain totaling approximately $1,936,000. Because the redemption of the CFLIC preferred stock involved the receipt by the Company of its own equity securities, approximately $12.9 million of the tax basis loss on such exchange cannot be deducted for federal income tax purposes and, as a consequence, the income tax effects associated with these transactions approximated 78% of the pre-tax gain.

          9. CHANGE IN CONTROL:

          On February 11, 1994, the Company purchased all of the 100,000 shares of its Class B Common Stock held by CNC for total cash consideration of $500,000. The Class B Common Stock had entitled CNC to elect 75% of the Company's Board of Directors. Upon the purchase, the Class B shares were automatically converted into an identical number of shares of Common Stock and at June 30, 1994, have been reflected as Treasury Shares. Concurrently with the purchase of such stock, the Company entered into Independent Contractor and Services Agreements (Services Agreements) with Robert T. Shaw and C. Fred Rice, the controlling shareholders of CNC. The Services Agreements provide for a lump sum payment to Messrs. Shaw and Rice totaling $2 million as of the closing date and additional payments totaling $8,575,000 over a ten-year period. In addition, the Company agreed to provide customary employee benefits to Messrs. Shaw and Rice and their dependents. In the event of the deaths of Messrs. Shaw or Rice, any amounts not previously paid under the Services Agreements will become immediately payable to their estates. In consideration for the Services Agreements, Messrs. Shaw and Rice agreed that they would attempt to identify business opportunities in the insurance industry which may be suitable for the Company and to consult with the Company regarding such other matters as the Company may reasonably request. In addition, Mr. Rice continues to serve as an

                            SOUTHWESTERN LIFE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS, Continued
                                     (Unaudited)
                                     ___________

          9. CHANGE IN CONTROL, CONTINUED:

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

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES:

               On February 11, 1994, SLC purchased all of the 100,000 shares of its Class B Common Stock from CNC for total cash consideration of $500,000. As a result of the repurchase, and subsequent conversion, SLC is no longer authorized to issue Class B Common Stock and all references in SLC's Certificate of Incorporation to the Class B Common Stock have been eliminated. Concurrent with the repurchase of the Class B Common Stock, Stephens Inc. (Stephens) and Torchmark Corporation (Torchmark) purchased 4,457,000 shares and 4,667,000 shares, respectively, of SLC Common Stock from CNC, which reduced CNC and its subsidiaries'  holding  in  SLC  Common  Stock  to  approximately
          1,620,000 shares, or 3.4% of SLC's then outstanding shares. Additional information regarding the repurchase of the Class B Common Stock and other terms of the transaction are included in
          Note 9 of the Notes to Financial Statements included elsewhere in this Form 10-Q. Management believes the repurchase of the Class B Common Stock is significant for various reasons. Most importantly, management believes that SLC's access to both debt and equity capital markets has been limited because of the control position held by CNC through the Class B Common Stock, and that the repurchase and conversion of the Class B Common Stock and considerable reduction in CNC's holdings of SLC Common Stock could ultimately enhance SLC's ability to refinance its currently outstanding debt. In May 1994, SLC engaged Stephens, an investment banking firm, to conduct a review of SLC in order to provide advice and recommendations to SLC's Board of Directors concerning SLC's strategic plans.

               On June 30, 1994, reinsurance agreements involving certain annuity business written by SLC's subsidiary, Southwestern, and SLC's former subsidiary, Bankers, that had been reinsured through an independent third party reinsurer, ERC, to CFLIC, a subsidiary of CNC, were terminated in accordance with an agreement entered into among SLC, CNC and CFLIC effective June 15, 1993, as amended. See Note 8 of the Notes to Financial Statements included elsewhere in this Form 10-Q for additional information and a more detailed discussion of the terms of these transactions.

               The termination of the CFLIC reinsurance agreements, the receipt of a $3.9 million payment-in-kind dividend from CFLIC representing dividends on its preferred stock from the date of issuance through the date of repurchase, and the redemption of certain of SLC's securities resulted in a pre-tax gain totaling approximately $8.7 million and an after-tax gain totaling approximately $1.9 million which have been reflected in SLC's statement of earnings for the nine months ended September 30, 1994. In addition, there were no dividends declared or paid on the SLC preferred stocks received in the transaction for the three months ending June 30, 1994, resulting in dividend savings totaling approximately $.8 million. Because the redemption of the CFLIC preferred stock involved the receipt by SLC of its own equity securities, approximately $12.9 million of the tax basis loss on such exchange cannot be deducted for federal income tax purposes and, as a consequence, the income tax effects associated with these transactions approximated 78% of the pre-tax gain. Management believes the completion of the CFLIC transactions as described above and in Note 8 to the Financial Statements is significant in that it has eliminated a significant transaction with a former affiliate, has reduced outstanding debt and preferred stock, has simplified SLC's structure and has reduced state insurance regulatory concerns. Based on the prime rate in effect as of June 30, 1994, the retirement of SLC's senior secured loan is expected to result in annual interest expense savings totaling approximately $2.5 million, and the retirement of the SLC preferred stocks will result in a reduction in annual preferred dividend requirements totaling $3.3 million. In addition, CNC's and CFLIC's ownership in shares of SLC Common Stock was further reduced to 2.1% of SLC's outstanding shares as a result of these transactions.

               During the nine months ended September 30, 1994, SLC experienced a significant decline in the fair value of its available for sale fixed maturity investments, primarily as a result of increases in market interest rates. Because such securities are reflected at their fair value for financial reporting purposes, the decline in fair value, coupled with a loss after preferred dividend requirements in the first nine months of 1994, had a significant impact on stockholders' equity and book value per common share. Common stockholders' equity declined $165.7 million, from $265.9 million, or $5.55 per share, at year-end 1993 to $100.2 million, or $2.12 per share, at September 30, 1994. Of this decline, $115.9 million, or $2.45 per share, was attributable to the change in unrealized investment gains and losses. Because of its available liquidity and other factors, management does not anticipate that SLC will be required to liquidate a substantial portion of its available for sale fixed maturity portfolio over the near-term. See "Investment Portfolio" below for additional information regarding SLC's available for sale fixed maturities.

               The  following  table   reflects  SLC's   cash  sources  and
          requirements on a projected basis for 1994, based on actual results through September 30, 1994, (in millions):

             Cash sources:
               Dividends from insurance subsidiaries            $ 35.0
               Dividends from noninsurance subsidiaries            5.0
               Investment income                                   6.9
               Sale or redemption of investments                  11.2
               Other                                               6.7
                                                                ------
                  Total sources                                   64.8
                                                                ------
             Cash requirements/uses:
               Long-term debt principal payments                   8.5
               Early retirement of subordinated debt              10.0
               Interest                                           50.1
               Preferred dividends                                14.8
               Purchase 11 1/4% Notes due 1996 from
                  subsidiaries                                    12.6
               Additional investment in CFLIC preferred stock     21.1
               Other                                              12.7
                                                                ------
                  Total requirements/uses                        129.8
                                                                ------
               Net cash required during year                     (65.0)
               Cash and marketable securities available,
                  beginning of year                              132.1
                                                                ------
               Cash and marketable securities available,
                  end of year                                   $ 67.1
                                                                ======

               SLC's projected 1994 cash sources as reflected in the above table exceed the previously projected 1994 cash sources, as reflected in SLC's 1993 Annual Report on Form 10-K, by approximately $14.2 million. Included in the increase in such cash sources is a $5.0 million prepayment on a note receivable, anticipated receipts from CFLIC totaling $6.5 million, and other miscellaneous sources totaling $2.7 million. SLC's projected cash requirements/uses as reflected in the above table exceed the previously projected cash requirements by approximately $17.9 million. Included in the increase in such cash requirements/uses is a $21.1 million additional investment in the preferred stock of CFLIC (see Note 8 of the Notes to Financial statements included elsewhere in this Form 10-Q). In addition, other cash uses not previously projected include the use of $10.0 million cash to purchase $10.0 million principal amount of 11 1/4% Notes due 1996 in July 1994 and an increase in other miscellaneous uses totaling $8.3 million. Offsetting such increases in the projected uses of cash in 1994 is a $21.5 million reduction in the anticipated purchase by SLC of its 11 1/4% Notes due 1996 from certain of its subsidiaries.

               Although SLC believes it has the ability to meet its commitments over the next twelve months, its ability to meet its commitments beyond November 1995 is dependent on being able to effect a restructuring or refinancing of its presently outstanding debt obligations or the sale of certain assets. The projected available cash at the parent company level at the end of 1994, plus the anticipated level of earnings and, therefore, available dividends from its life insurance subsidiaries, will be insufficient to meet all of its principal requirements beginning in November 1995, at which time sinking fund requirements totaling $100 million will become due. SLC is presently exploring various alternatives to eliminate the anticipated 1995 liquidity deficit. While there can be no assurances that SLC will be able to accomplish a refinancing or restructuring of its presently outstanding debt or to successfully negotiate and complete the sale of certain of its assets, management believes that SLC has the ability and that there is sufficient time to develop and execute a plan which will accomplish the desired objectives before the above principal obligations become due in November 1995.

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

               In 1993, the Emerging Issues Task Force (EITF) of the FASB also issued EITF Issue No. 93-18, "Impairment Recognition for Purchased Investment in a Collateralized Mortgage Obligation Investment or in a Mortgage-Backed Interest Only Certificate," which provided an analytical framework for measuring the impairment of certain "high-risk" CMO's and which has been widely used to provide guidance as to when write-downs should be taken on other CMO investments in accordance with SFAS No. 115. Under EITF No. 93-

          18, if the projected future cash flows from an investment on a discounted basis utilizing a "risk-free" rate of return are less than the investment's amortized cost on the basis of generally accepted accounting principles (GAAP), a write-down to present value is required.

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

               The  Fund  America  Investment  and  the  SIST  Residual are
          collateralized by the principal component of bonds (the RFCO Strips) issued by the Resolution Funding Corporation, a mixed-ownership government corporation established for the sole purpose of providing financing for the Resolution Trust Corporation, the agency charged with resolving failed savings and loan associations. By their terms, the payment of the RFCO Strips are due in full in single payments in April 2030 (in the case of the Fund America Investment) and in January 2021 (in the case of the SIST Residual) in amounts sufficient to assure the full recovery of SLC's Fund America Investment and SIST Residual. Although not obligations of, or guaranteed as to principal by, the United States of America, the Offering Circulars for the RFCO Strips stated that the principal amount of the RFCO Strips would be fully repaid from proceeds of noninterest bearing obligations of the United States issued by the Secretary of the Treasury and deposited in a separate account at the Federal Reserve Bank in New York. Accordingly, management believed that these investments were not "high risk" CMOs, as defined in current authoritative accounting literature, and that, if held to maturity, there would be no permanent impairment in the value of these investments.

               The Fund America Investment and the SIST Residual are both highly sensitive to changes in mortgage loan prepayment rates and changes in market interest rates, particularly the London Interbank Offered Rate (LIBOR) upon which interest payments to holders of senior classes of these investments are generally based. During the first three months of 1994, mortgage loan prepayment rates and LIBOR both increased, as a consequence, the aggregate unrealized losses on the Fund America Investment and SIST Residual increased to $46.4 million at March 31, 1994. The Company, after consulting with its independent accountants and other advisors, re-evaluated the Fund America Investment and the SIST Residual. Notwithstanding the collateral provided by the RFCO Strips as discussed above, on the basis of its review of these investments, and the application of SFAS No. 115 and EITF No. 93-18, the Company determined that the declines in value of these investments at March 31, 1994 were other than temporary and that a reflection of such declines through a charge to earnings was appropriate. Accordingly, at
          March 31, 1994, SLC reflected a charge to earnings for the writedown of these investments from their GAAP book value totaling $96.4 million to their fair value totaling $50.0 million, or a total charge of $46.4 million. For financial reporting purposes, the $50.0 million fair value of these investments became their new cost basis for periods after March 31, 1994. Prior to March 31, 1994, SLC and its subsidiaries had accrued investment income on these investments at an annual rate of 6% of their prior GAAP book values, or approximately $5.7 million of annual investment income. Because the fair values of these investments at March 31, 1994 were determined based on an assumed 11% discount rate, investment income on these investments has been accrued at 11% of their new cost basis for periods subsequent to that date, or approximately $5.5 million of annual investment income. As a consequence, the writedowns reflected at March 31, 1994, are not expected to have a significant effect on the Company's future reported results of operations. However, as discussed below, significant additional writedowns in future periods could ultimately have a substantial effect on reported results.

               The declines in value of the Fund America Investment and the SIST Residual have not had, and are not expected to have, a substantial effect on the Company's operating cash flows. For purposes of statutory accounting, the Investment Working Group of the National Association of Insurance Commissioners (NAIC) has tentatively decided not to follow or adopt the GAAP accounting standards of SFAS No. 115 and EITF No. 93-18 described above.

               At September 30, 1994 aggregate unrealized investment losses on the Fund America Investment and the SIST Residual totaled approximately $29.0 million and the carrying value of such investments after the reflection of such unrealized losses totaled $25.0 million. Although no further writedowns of the Fund America Investment and the SIST Residual through the statement of earnings were required at September 30, 1994, further increases in interest rates and continued unsettled activity in the market for CMOs may necessitate further substantial writedowns of these investments. Any such additional writedowns will be reported as a charge to earnings for the period or periods in which they are realized. The Company is presently unable to predict the size or timing of any such additional writedowns, if any. Additional writedowns, if required, could result in a substantial reduction in subsequently reported earnings.

               At December 31, 1993, SLC reflected unrealized investment gains of $20,458,000 and at September 30, 1994, reflected unrealized investment losses of $95,489,000. Following is an analysis of the major components of such unrealized gains (losses) (in thousands):

                                                September 30, December 31,
                                                     1994         1993
                                                ------------  -----------
             Available for sale fixed maturities   $(120,719)   $  21,424
             Equity securities                         1,154        7,271
             Equity in unrealized gains of
               limited partnerships                    4,921        5,349
             Other                                       179         (159)
                                                   ---------    ---------
                                                    (114,465)      33,885
             Less effect on other balance sheet
               accounts:
                 Deferred policy acquisition costs    25,376      (16,647)
                 Unearned revenue reserves            (6,400)       6,266
                                                   ---------    ---------
             Gross unrealized investment gains
               (losses)                              (95,489)      23,504
             Minority interest in unrealized losses                 5,180
             Deferred income taxes                                 (8,226)
                                                   ---------    ---------
             Net unrealized investment gains
               (losses)                            $ (95,489)   $  20,458
                                                   =========    =========

               The fair values of other than the above discussed mortgage-backed debt securities declined approximately $141.6 million between the two dates primarily as a result of increases in market interest rates and the negative effect of such rate increases on the fair values of such securities. At year-end 1993, unrealized investment losses totaling $28.4 million had been reflected relative to the Fund America Investment and the SIST Residual. As a result of the $46.4 million writedown of such investments at March 31, 1994, the $28.4 million of unrealized investment losses at year-end 1993 were eliminated; however, subsequent to March 31, 1994, additional unrealized losses on such investments totaling $29.0 million have been reflected.

               Unless determined to be other than temporary, changes in the fair values of available for sale fixed maturities have no effect on SLC's reported results of operations, but can have a volatile effect on SLC's stockholders' equity and book value per common share,  as  the  carrying  values  of  available  for  sale fixed maturities are adjusted in SLC's balance sheet to their fair values at each reporting date through a charge or credit to stockholders' equity. In addition, unrealized investment losses generally have a more significant impact on stockholders' equity than unrealized gains because of deferred income tax effects. Net unrealized investment gains must be tax-effected, or reduced for the potential income tax expense associated with such gains, through a provision of a deferred income tax liability. Net unrealized investment losses are likewise tax-effected, or reduced for the potential income tax benefits associated with such losses; however, if such tax - effecting results in a deferred income tax asset, consideration must be given to providing a valuation allowance against such deferred income tax asset. At present, the Company does not have sufficient unrealized investment gains to offset its unrealized investment losses and cannot predict its ability to realize the potential income tax benefits if its unrealized investment losses were actually incurred. Accordingly, a valuation allowance has been provided against the Company's deferred income tax asset related to unrealized investment losses, which effectively eliminates the recognition of any portion of the income tax benefits associated with such unrealized losses. Because of its available liquidity and other factors, such as its seasoned block of traditional life insurance business, SLC has no current plans, and management believes that SLC will not have the need over the near-term future, to liquidate any significant portion of its available for sale fixed maturity investments at a loss. Following is an analysis of gross unrealized investment gains and losses on available for sale fixed maturities as of September 30, 1994 and December 31, 1993 (in thousands):

                                           September 30,    December 31,
                                               1994             1993
                                           ------------     -----------
               Gross unrealized gains        $    8,050     $    63,535
               Gross unrealized losses         (128,769)        (42,111)
                                             ----------     -----------
               Net unrealized gains (losses) $ (120,719)    $    21,424
                                             ==========     ===========

               The following table sets forth the carrying value and quality for each of the two categories of fixed maturities as of September 30, 1994, classified in accordance with the rating assigned by Standard & Poor's Corporation (S&P) or, if not rated by S&P, based on ratings assigned by the National Association of Insurance Commissioners, with Class 1 treated as A, Class 2 treated as BBB-, Class 3 treated as BB- and Classes 4, 5 and 6 treated as B and below (in millions):

                                  Held to
                      Available  Maturity            Percent of    Percent
                       for Sale     at       Total      Total     of Total
          Investment   at Fair  Amortized    Fixed      Fixed     Invested
           Quality      Value      Cost   Maturities Maturities    Assets
          ---------- ---------- --------- ---------- ---------- ----------
          AAA         $   682.5   $   1.7  $   684.2      40.5%      28.6%
          AA              206.8                206.8      12.2        8.6
          A               425.4                425.4      25.1       17.7
          BBB+             80.8                 80.8       4.8        3.4
          BBB              94.7                 94.7       5.6        4.0
          BBB-             92.1       7.0       99.1       5.9        4.1
                      ---------   -------  ---------      ----       ----
           Total
           investment
           grade        1,582.3       8.7    1,591.0      94.1       66.4
                      ---------   -------  ---------      ----       ----
          BB+              29.2                 29.2       1.7        1.2
          BB and BB-       46.6                 46.6       2.8        1.9
          B and Below      17.1       6.4       23.5       1.4        1.0
                      ---------   -------  ---------      ----       ----
           Total
           investment
           grade           92.9       6.4       99.3       5.9        4.1
                      ---------   -------  ---------      ----       ----
            Total
            fixed
            maturi-
            ties      $ 1,675.2   $  15.1  $ 1,690.3     100.0%      70.5%
                      =========   =======  =========     =====       ====

               Fixed maturities classified as held to maturity are principally private placement corporate securities and gross unrealized gains and losses on such investments totaled $.1 million and $2.1 million, respectively, as of September 30, 1994.

               The amortized cost and fair value of noninvestment-grade fixed maturities totaled $113.4 million and $98.8 million, respectively, at September 30, 1994.

               Effective   March   31,   1994,   SLC's   subsidiaries  sold
          substantially all of their commercial mortgage loans with remaining principal balances of less than $300,000 for approximately $9.0 million. No significant gains or losses were incurred as a result of such sale. SLC is currently considering the sale of substantially all of its remaining commercial mortgage loan portfolio. At September 30, 1994, mortgage loans represented approximately 5% of SLC's total investment portfolio.

               Cash and short-term investments declined from $366.9 million at year-end 1993 to $210.9 million at September 30, 1994, primarily as a result of reinvestments made in higher-yielding longer duration securities.

               As discussed in the 1993 Annual Report, the claims-paying ratings assigned to certain of SLC's subsidiaries by various nationally recognized statistical rating organizations were lowered over the past two years. Except as discussed below, management believes SLC's subsidiaries have not experienced more than normal policy surrenders and withdrawals as a result of these ratings downgrades. For the nine months ended September 30, 1994, policyholder contract deposits totaled $132.9 million and policyholder contract withdrawals totaled $132.3 million. Approximately $68.8 million of such withdrawals represented scheduled maturities of guaranteed investment contracts (GICs) which were not reinvested with an SLC subsidiary. Because of its available liquidity and readily marketable securities, the subsidiary has not encountered, and management does not anticipate that the subsidiary will encounter, any difficulty in meeting its obligations relative to such withdrawals. Exclusive of the GIC withdrawals, policyholder contract deposits exceeded policyholder withdrawals by $69.4 million.

          RESULTS OF OPERATIONS:

               For the nine months ended September 30, 1994, SLC reflected an operating loss and net loss, before preferred dividend requirements, of $34.8 million. The 1994 first nine months results compare to a gain from operations for the same period in 1993 of $222.9 million and net earnings, before preferred dividend requirements, totaling $219.7 million. Preferred dividend requirements totaled $11.3 million in the first nine months of 1994, as compared to $23.1 million in the first nine months of 1993. Results in 1993 also included a charge for a change in accounting for postretirement benefits totaling $1.8 million and extraordinary losses related to the early retirement of debt totaling $1.4 million.

               SLC's  results  for  the  first nine months of both 1994 and
          1993 were affected by several items of an infrequent and non-recurring nature, including the gain recognized on the stock offering by BLHC and a gain on the sale of SLC's interest in BLHC in 1993, gains from the termination of reinsurance arrangements in both periods and significant writedowns of mortgage-backed securities in 1994. In addition, in the first nine months of 1993, SLC included in its results of operations its equity in the earnings of BLHC and reflected significant provisions for consolidation, reorganization expenses and litigation expenses. Following is a condensed summary of results for the three months and the nine months ended September 30, 1994 and 1993, by major sources of income and expense (in thousands):

                                                                              Three Months Ended           Nine Months Ended
                                                                               September 30,                  September 30,
                                                                              -------------------          -------------------
                                                                              1994           1993           1994           1993
                                                                              ----           ----           ----           ----
        Earnings (loss) before non-recurring
           income (charges), equity in the earnings
           of BLHC, realized investment gains
           (losses), interest expense on long-term
           debt, and provision for income taxes                         $    8,924     $   (1,743)    $   31,257     $   15,090
        Gain on BLHC stock offering                                                                                      99,376
        Gain on sale of investment in BLHC                                                197,398                       197,398
        Gain on reinsurance terminations                                                    5,525          8,735         22,643
        Equity in operating earnings of BLHC                                                8,578                        29,117
        Realized investment gains (losses)                                   3,725         18,876        (41,376)        32,245
        Consolidation and reorganization expenses                                         (23,870)                      (23,870)
        Provision for costs of litigation
           and other contingencies                                                         (7,320)                       (7,320)
        Interest expense on long-term debt                                 (11,581)       (14,605)       (36,690)       (45,596)
        Income tax (expense) credit                                         (1,213)       (57,105)         3,298        (96,202)
                                                                        ----------     ----------     ----------     ----------

        Operating earnings (loss)                                             (145)       125,734        (34,776)       222,881
        Less dividends on preferred stock                                   (3,500)        (7,700)       (11,325)       (23,100)
                                                                        ----------     ----------     ----------     ----------

        Operating earnings (loss) attributable to
           common stock                                                 $   (3,645)    $  118,034     $  (46,101)    $  199,781
                                                                        ==========     ==========     ==========     ==========

               For the nine months ended September 30, 1994, premium income and other considerations decreased $23.4 million, or 6.6%, as compared to the corresponding period 1993. Following is a summary of premiums by major line of business for each of the respective periods (in thousands):

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                         1994      1993
                                                         ----      ----
             Individual life and annuity              $  89,207  $  86,001
             Individual health                          163,787    165,230
             Group and other                             79,712    104,911
                                                      ---------  ---------
                                                      $ 332,706  $ 356,142
                                                      =========  =========

               Group and other premium income declined $25.2 million, or 2 4 %, primarily as a result of terminating several large unprofitable group health cases in late 1993 and early 1994.
          SLC's subsidiaries presently derive substantial revenues from their interest-sensitive and universal life products; however, for financial reporting purposes, these types of products are treated as deposit products and, therefore, premiums received are not reflected as a component of premium income.

               During  the  nine  months  ended  September  30,  1994,  net investment income decreased $12.1 million, or 8%, as compared to the corresponding period in 1993. Net investment income includes
          1) earnings on surplus investments and assets invested to support the reserve liabilities of the Company's traditional and interest-sensitive life and health insurance products (general investment portfolio) and 2) investment activity related to separately held assets supporting a GIC product, the credited rate on which is indexed to the S&P 500 Stocks Composite Average (S&P 500). In addition, in 1993, net investment income included investment income on certain mortgage-backed securities held in a special purpose trust (the Trust) securing the Trust's collateralized mortgage note obligation. The accounts of the Trust are no longer consolidated with those of the Company for periods after July 30, 1993, as the result of SLC's sale of a 75% interest in the Trust. Assets supporting the S&P 500 GIC product include, among other investments, put and call options on various equity based index futures, including the S&P 500. The return on such investments is highly volatile and, under certain market conditions, such as the overall decline in equity markets experienced in the first nine months of 1994, can result in investment losses, or negative investment yields. The negative investment yield experienced in the first half of 1994 on the assets supporting the indexed GIC product was more than offset by a reduction in GIC benefits as discussed below under the analysis of change in policyholder benefits. Following is a summary of investment income (loss) for the three categories of investments as described above for the nine months ended September 30, 1994 and 1993 (in thousands):

                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                       1994        1993
                                                       ----        ----
             General investment portfolio            $138,591  $125,874
             Investments supporting indexed GIC
               product                                  6,468    20,714
             Mortgage-backed securities held in
               the Trust                                         13,029
                                                     --------  --------

             Gross investment income                  145,059   159,617
             Less investment expenses                  (7,028)   (9,535)
                                                     --------  --------

             Net investment income                   $138,031  $150,082
                                                     ========  ========

               The increase in investment income from the general investment portfolio was attributable, in part, to a $3.9 million payment-in-kind dividend received on the CFLIC preferred stock and a $2.0 million fee received upon the prepayment of certain notes by Financial Benefit Group during the 1994 second quarter. In addition, beginning April 1, 1994, the effective date of the CFLIC reinsurance recaptures, the Company has reflected investment income on the investments transferred from CFLIC to ERC. Investment income on such assets approximated $10.4 million in the 1994 period. Exclusive of the non-recurring dividend from CFLIC and the fee received from Financial Benefit Group, yields on the general investment portfolio averaged approximately 7.2% in the first nine months of 1994 as compared to 6.5% in the same 1993 period.

               Realized investment losses totaled $41.4 million for the first nine months of 1994, as compared to investment gains totaling $32.2 million for the comparable 1993 period. Substantially all of the investment losses in 1994 were attributable to writedowns of certain mortgage-backed securities, as discussed under "Investment Portfolio." Investment gains in 1993 included $8.2 million of gains resulting from BLHC's redemption of certain of its securities utilizing proceeds of its stock offering and $27.8 million of gains on the sale of SLC's investment in CCP Insurance, Inc. Other gains in 1993 resulted primarily from sales of fixed maturities and equity securities, which were offset, in part, by a $5.0 million writeoff of the Company's investment in a partnership owning equity securities in a company which had filed for bankruptcy. See Note 6 of the Notes to Financial Statements included elsewhere in this Form 10-Q for a comparative analysis of realized investment gains and losses.

               Equity in the earnings of equity investees and limited partnerships includes SLC's pro rata share of the operating earnings of BLHC and other investments in limited partnerships which are accounted for by the equity method. Following is an analysis of the components of such earnings (in thousands):

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                         1994      1993
                                                         ----      ----
          Equity in operating earnings of:
             BLHC                                                $ 29,117
             Limited partnership investments           $  1,780     4,545
                                                       --------  --------
                                                       $  1,780  $ 33,662
                                                       ========  ========

               In 1994, other income includes a $4.8 million gain on the termination of the CFLIC reinsurance agreement and the redemption of certain of SLC's debt and equity securities, as previously discussed. In 1993, other income included $22.6 million of non-recurring income associated with the termination of a reinsurance agreement between Bankers and an SLC subsidiary. Excluding the income from the reinsurance transaction, other income decreased from $21.1 million in 1993 to $9.8 million in 1994. A substantial portion of the decline in other income was as a result of the recapture of the CFLIC reinsurance. Previously, the Company had reflected its share of the profits from such reinsurance as an experience refund under the other income caption. Effective April 1, 1994, the Company recaptured such business and has subsequently reflected the results in the various line items of its statement of earnings, including primarily net investment income and policyholder benefits.

               Following is a summary of policyholder benefits by major business segment (in thousands):

                                                       Nine Months Ended
                                                          September 30,
                                                       -----------------
                                                         1994      1993
                                                         ----      ----
             Individual life and annuity               $107,538  $103,489
             Individual health                          112,814   106,548
             Group and other                             50,910    77,139
             Accumulation products                       22,718    40,125
                                                       --------  --------
                                                       $293,980  $327,301
                                                       ========  ========

               Life and annuity benefits increased approximately $4.0 million, or 4%. A substantial portion of the increase in such benefits was attributable to the recapture of the CFLIC reinsurance effective April 1, 1994, and the reflection of the related benefits in the 1994 second and third quarters which was offset, in part, by a reduction in credited rates on interest-sensitive life insurance policies between the periods. Individual health benefits increased $6.3 million, reflecting a deterioration in the individual health benefit ratio from 64.5% in 1993 to 68.9% in 1994. The benefit ratio applicable to the Company's medicare supplement business increased from 68.7% in the first nine months of 1993 to 75.8% in the comparable 1994 period, reflecting a deficiency in premiums charged for Medicare supplement products in 1994. The Company received rate increases for some of these products in 1994 and may seek approval for additional rate increases in 1995. Group benefits decreased approximately $26.2 million, or 34%, primarily as a result of the termination of several large group health cases, as previously discussed. The group benefit ratio decreased from 73.5% in 1993 to 63.9% in 1994. Benefits related to accumulation products include primarily interest credited to annuity and GIC account balances. As previously discussed, due to reduced investment earnings, benefits attributable to the GIC product indexed to the S&P 500 totaled $4.3 million in the first nine months of 1994 as compared to benefits totaling $19.7 million in 1993.

               Other operating expenses decreased approximately $60.4 million from the 1993 period to the 1994 period. Following is a summary of the major items included in other operating expenses (in thousands):

                                                      Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                        1994      1993
                                                        ----      ----
             Non-deferrable commissions                $ 29,232  $ 32,895
             General and administrative expenses         66,441    87,258
             Taxes, licenses and fees                    12,598    12,936
             Consolidation and reorganization                      23,870
             Provision for costs of litigation
               and other contingencies                              7,320
             Placement fee for collateralized
               mortgage note obligations                            4,413
                                                       --------  --------
                                                       $108,271  $168,692
                                                       ========  ========

               Non-deferrable commissions decreased primarily as a result of a reduction in the sale of new group health insurance products. General and administrative expenses decreased primarily as a result of the expense reduction and consolidation programs implemented during 1993. The consolidation and reorganization expenses in the 1993 third quarter included a $10.8 million writedown of certain home office real estate, a $9.8 million writeoff of certain capitalized data processing costs and a $3.3 million writeoff of furniture and equipment. In addition, during the 1993 third quarter a $7.3 million provision was reflected for the costs associated with pending litigation and certain other contingencies. The placement fee in 1993 relates to the refinancing of a previously-consolidated subsidiary's collateralized mortgage note obligations.

               Interest expense declined $14.9 million, or approximately 29%, in the first nine months of 1994 as compared to the same period in 1993. In 1994, SLC incurred interest expense only on its outstanding long-term debt, whereas in 1993 it had two categories of interest expense, including interest on long-term debt and collateralized mortgage obligations. Interest expense relative to long-term debt, declined $8.9 million, or 19%, primarily as a result of the retirement of approximately $120.9 million of SLC's 16 1/2% Senior Subordinated Debentures during 1993. Through July 1993, SLC's consolidated results included the accounts of the Trust that held mortgage-backed securities used to collateralize certain promissory notes payable to unaffiliated parties. SLC, through ICH Funding, sponsored the formation of and held a residual equity interest in the Trust. Interest expense related to the Trust's obligations and included in SLC's consolidated results totaled $6.0 million for the first seven months of 1993. In July 1993, SLC's and an affiliate's ownership interests were reduced through a sale of a 75% interest in the Trust. As a consequence of the sale, the accounts of the Trust are no longer included in SLC's consolidated results and no similar interest expense was incurred in 1994.

               An income tax credit in the 1994 first nine month period totaled $3.3 million on a pre-tax loss of $38.1 million, representing 8.7% of the pre-tax loss. In the first nine months of

          1993, income tax expense represented 30% of pre-tax earnings. The unusual relationship in 1994 resulted primarily from the amortization of excess cost for which there are no income tax consequences, the loss of approximately $4.5 million in income tax benefits as a result of SLC's redemption of its own equity securities in the CFLIC transactions (see Note 8 of the Notes to Financial Statements included elsewhere in this Form 10-Q), and a $5.0 million increase in the deferred income tax asset valuation allowance due to uncertainties as to the Company's ability to generate future investment gains in an amount sufficient to utilize all of the losses resulting from the writedown of certain mortgage-backed securities. In 1993, the effective tax rate differed from the expected 35% rate as a result of amortization of excess cost and an $8.8 million reduction in the valuation allowance relative to SLC's deferred income tax assets. SLC's deferred income tax assets, before valuation allowance, declined from $145.1 million at year-end 1992 to $28.1 million at September 30, 1993, primarily as a result of the gain recognized on the BLHC stock offering and other realized and unrealized investment gains in the first nine months of 1993. Accordingly, the valuation allowance relative to SLC's deferred income tax assets totaling $24.1 million at year-end 1992 was reduced to $15.3 million at September 30, 1993, based on management's assessment that SLC's ability to realize the benefits of its r e maining tax assets, specifically its capital loss carryforwards, had been significantly enhanced.

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

               Preferred dividend requirements declined $11.8 million from $23.1 million in the first nine months of 1993 to $11.3 million in the 1994 comparable period. Utilizing proceeds from the sale of its interest in BLHC, SLC redeemed $50 million stated value of its 11% Series 1987-A Preferred Stock on September 30, 1993, and $50 million stated value of its 16% Series 1987-C Preferred Stock on December 2, 1993. In addition, SLC redeemed $29.2 million stated value of its preferred stocks in the CFLIC transaction and there were no dividends declared on such preferred stocks during the 1994 second quarter.

               SLC incurred a $.1 million operating loss (before preferred dividend requirements) for the three months ended September 30, 1994, as compared to operating earnings of $125.7 million for the same period in 1993. The operating results for the third quarter of 1993 were effected by numerous items of a non-recurring nature as previously discussed under the analysis of results for the first nine months, including the gain on the sale of SLC's investment in BLHC and realized investment gains primarily resulting from the sale of SLC's investment in CCP Insurance. In addition, in the 1993 third quarter, SLC reflected a substantial provision for consolidation and reorganization expenses and a provision for certain litigation costs and other contingencies. Results of operations, before the nonrecurring credits (charges), equity in the earnings of BLHC, realized investment gains (losses), interest expense on long-term debt and provisions for income taxes, improved approximately $10.6 million, from a loss of $1.7 million for the three months ended September 30, 1993, to earnings of $8.9 million for the three months ended September 30, 1994. Factors contributing to such improvement include the same items as previously discussed under the analysis of results for the first nine months, including a reduction in operating expenses, an improvement in the results of the group and other insurance segment, an improvement in investment yields, and a widening of the spread between earnings on invested assets and interest credited to policyholder account balances. These improvements were offset, in part, by a slight increase in death benefits in the individual life insurance segment. Individual life insurance death benefits can vary significantly from period to period. The ratio of benefits incurred for individual health insurance products totaled 67.5% of earned premiums in the third quarter of 1994, as compared to 67.4% for the same period in 1993.

               Realized investment gains for the three months ended September 30, 1994, totaled $3.7 million, primarily from sales of real estate. Realized gains in the third quarter of 1993 consisted primarily of the gain reflected on the sale of CCP Insurance, reduced by losses on mortgage-backed securities, real estate and other investments. See Note 6 of the Notes to Financial Statements included elsewhere in this Form 10-Q for a comparative analysis of realized gains and losses. Interest expense declined 24.5% from $15.3 million in the 1993 third quarter to $11.6 million in the 1994 third quarter, primarily as a result of debt reductions as previously discussed. Similarly, preferred dividend requirements declined 54.5% from $7.7 million in the 1993 third quarter to $3.5 million in the 1994 third quarter, primarily as a result of the redemption of $129.2 million of SLC's preferred stocks between the periods.

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

                              PART II. OTHER INFORMATION


          ITEM 1.  LEGAL PROCEEDINGS.

               Reference is made to Item 1 of Part II of the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1994, in which developments in the following legal proceedings numbered 1 and 2 were reported:

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

               2. ROBERT J. MEYER, ET AL. V. JAY ANGOFF, DIRECTOR OF THE MISSOURI DEPARTMENT OF INSURANCE AND MODERN AMERICAN LIFE INSURANCE COMPANY, CV193-1331CC (the "MEYER case"): On July 16, 1994, the Cole Circuit Court issued an order indicating that it had reviewed the Department's decision on the record pursuant to Missouri's administrative procedure act and affirmed the order of the Missouri Director of Insurance. On August 16, 1994, the plaintiff's in the MEYER case appealed the order of the Cole Circuit Court to the Missouri Court of Appeals.

               Management believes they have meritorious defenses to both the CASTLE and MEYER cases and intend to defend both cases vigorously. For further information regarding the MEYER and CASTLE cases, see Note 5 to the Financial Statements included elsewhere in this Form 10-Q, which Note is incorporated herein by reference in its entirety.

               3. DEPARTMENT OF INSURANCE OF THE STATE OF CALIFORNIA (THE "DEPARTMENT") PROCEEDING AGAINST PHILADELPHIA AMERICAN LIFE INSURANCE COMPANY ("PALICO"): On September 30, 1994, PALICO, without admitting that it had engaged in a pattern or practice of violating the Unfair Claims Settlement Practices Regulations (the "Regulations") of California, entered into a stipulation and waiver with the Department pursuant to which PALICO agreed to cease and desist from violating certain of the Regulations and the California Insurance Code and paid $200,000 to the Department in respect of this matter.

               4. IRS PROCEEDING. For updated information relating to the Notices of Proposed Deficiencies issued by the IRS for the tax years 1986 through 1989, see Note 5 to the Notes to Financial Statements included elsewhere in this Form 10-Q, which discussion is incorporated herein by reference.

               The Company has no developments to report for the quarter ended September 30, 1994 in any other previously reported legal proceeding.


          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) The exhibits listed on the Index to Exhibits appearing on page 38 are filed herewith.

               (b) During the quarter ended September 30, 1994, on July 15, 1994, SLC filed a Report on Form 8-K, dated June 30, 1994, to report, under Item 5 of that form, the recapture of insurance business and repurchase of securities contemplated by that certain agreement, dated June 15, 1993, among SLC, Consolidated Fidelity Life Insurance Company ("CFLIC") and Consolidated National Corporation ("CNC"), as amended, including (1) termination of the agreement pursuant to which CFLIC reinsured certain business written by a subsidiary of the SLC and (2) SLC's acquisition from CFLIC of the following debt and equity securities of SLC that CFLIC held: a senior secured loan, with an outstanding principal balance of $30 million; 541,563 shares of Series 1984-A Preferred stock, stated value $22,242,000, constituting all of the shares of that series then outstanding; 140,000 shares of $4.50 Redeemable Preferred stock, Series 1987-B, stated value $7,000,000, constituting all of the shares of that series then outstanding; and 620,423 shares of Common Stock.

               On October 13, 1994, SLC filed a Report on Form 8-K, dated October 10, 1994, to report under Item 5 of that form, (1) realized losses in the amount of $46.4 million in the value of certain of its investments in collateralized mortgage obligations were appropriate as of the quarter ended March 31, 1994 and (2) the resignation of Robert L. Beisenherz as the Chairman of the Board, Chief Executive Officer and President of the Registrant and the appointment of James R. Kerber as the Registrant's President and Chief Executive Officer and as a director of the Registrant.

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHWESTERN LIFE CORPORATION



                                        BY:/s/James R. Kerber
                                           ---------------------------
                                           James R. Kerber
                                           Chief Executive Officer and
                                           President



                                        BY:/s/John T. Hull
                                           ---------------------------
                                           John T. Hull
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Principal Accounting Officer


          Date:  November 14, 1994

                                  INDEX TO EXHIBITS

          Exhibit                                                Sequential
            No.                      Description                  Page No.
          -------                    ------------                 ----------
          3.1       Restated Certificate of Incorporation of
                    Registrant dated October 10, 1994 . . . . . . . . 39

          3.2       Bylaws of Registrant dated October 7,
                    1994  . . . . . . . . . . . . . . . . . . . . . . 64

          10.1      Amended and Restated 1990 Stock Option
                    Incentive Plan of Registrant dated
                    October 10, 1994  . . . . . . . . . . . . . . . . 96

          10.2      Amended and Restated Supplemental Benefit
                    Agreement of Registrant dated October 10,
                    1994  . . . . . . . . . . . . . . . . . . . . . . 104

          10.3      Salaried Employees Severance Pay Plan of
                    Registrant as restated effective October 1,
                    1994  . . . . . . . . . . . . . . . . . . . . . . 109

          10.4      Participation Agreement between Registrant
                    and Employers Reassurance Corporation dated
                    July 1, 1994  . . . . . . . . . . . . . . . . . . 121

          10.5      Letter Agreement between Registrant and
                    Consolidated Fidelity Life Insurance
                    Company Regarding Termination of Call and
                    Put Option dated June 30, 1994  . . . . . . . . . 127

          10.6      Letter Agreement between Registrant and
                    Stephens Inc. Regarding Engagement to
                    Perform Investment Advisory Services for
                    the Registrant dated May 3, 1994  . . . . . . . . 130

          11.1      Computation of Earnings (Loss) Per Share of
                    Common Stock on Average Shares Outstanding
                    and Fully Diluted Bases for the Three
                    Months and the Nine Months ended
                    September 30, 1994 and 1993 . . . . . . . . . . . 135

          27        Financial Data Schedules  . . . . . . . . . . . . 137