Form 10-K
SOUTHWESTERN LIFE CORP
filed 1995-03-31
CIK 49588

==============================================================================

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended December 31, 1994

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ______________ to ______________

                            Commission File Number 1-7697
                            SOUTHWESTERN LIFE CORPORATION
              (Exact name of Registrant as specified in its charter)

               Delaware                                 43-6069928
   (State or other jurisdiction of                  (I.R.S. employer
    incorporation or organization)                 identification no.)

        500 North Akard Street                            75201
            Dallas, Texas                               (Zip code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (214) 954-7111

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
         -------------------                       -------------------
           Common Stock,                          American Stock Exchange
          $1.00 par value                        and Chicago Stock Exchange

   $1.75 Convertible Exchangeable                  American Stock Exchange
   Preferred Stock, Series 1986-A,
        $25.00 stated value

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  At March 27, 1995, the aggregate market value of the voting stock held by nonaffiliates of the Registrant (excluding stock held by all directors and executive officers, some of whom may not be affiliates) was approximately $53,105,850.

  At March 27, 1995, 47,205,200 shares of the Registrant's Common Stock, par value $1.00 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information in the indicated sections of the following document is incorporated by reference into Part III of this Annual Report on Form 10-K:
Election of Directors, Executive Compensation, Security Ownership, Security Ownership -- Compliance with Section 16(a) of the Securities Exchange Act of 1934, and Executive Compensation -- Certain Transactions in the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Registrant's 1995 annual meeting of stockholders.

==============================================================================

                              TABLE OF CONTENTS

ITEM                                                                     PAGE
----                                                                     ----
                                    PART I

1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
la.  Executive Officers of Registrant . . . . . . . . . . . . . . . . . . 26
2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . 27
4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . 30

                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder
      Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . 30
7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations . . . . . . . . . . . . . . . . . . . . . . . 31
8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . 45
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . 96

                                   PART III

10.  Directors and Executive Officers of the Registrant . . . . . . . . . 96
11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . 96
12.  Security Ownership of Certain Beneficial Owners and Management . . . 96
13.  Certain Relationships and Related Transactions . . . . . . . . . . . 96

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . 96

  Unless otherwise specified or unless the context otherwise requires, all information in this Annual Report on Form 10-K is as of the date of execution by Southwestern Life Corporation.

                                    PART I

ITEM 1. BUSINESS.

GENERAL

   Southwestern Life Corporation, a Delaware corporation ("SLC," the "Company," or "Registrant"), is an insurance holding company that markets a broad range of life insurance, accident and health insurance and annuity products to individuals and groups in over forty states and the District of Columbia. The Company's individual insurance and annuity products are marketed through more than 11,000 active, independent agents. At December 31, 1994, the Company had consolidated assets of approximately $3.1 billion, consolidated life insurance in force of approximately $19.3 billion, annualized health insurance premiums in force of approximately $212.3 million and annuity funds under management of approximately $581.7 million. A chart illustrating SLC's holding company system and identifying each principal subsidiary is included under "SLC Holding Company System" below in this ITEM 1.

   On January 27, 1995, the Company announced a series of initial actions as part of a longer-ranging process designed to address the serious problems associated with the Registrant's capital structure and to preserve its financial flexibility. These actions included the suspension of dividend payments on the Company's preferred stock, the hiring of Donaldson, Lufkin and Jenrette as a financial advisor to assist the Company in developing a plan of capital restructuring and the initiation of a review of certain of the Company's accounting policies, including primarily the accounting for intangible assets. Despite the Company's difficulties, SLC's insurance subsidiaries are financially sound and have the capital strength and claims-paying ability to fulfill all policyholder obligations, with over $250 million of total adjusted capital and surplus, including asset valuation reserves, at December 31, 1994.

   As described in various portions of this document, the Company is exploring all of its options with regard to improving its capital structure by increasing the proportion of common equity to total capital and both reducing and extending the maturity of its indebtedness. The ultimate result of these efforts is uncertain and their effect on the Company's securities is not known at this time. For more information see "Business-Business Strategy," "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources of Parent Company," and Notes 3 and 9 of Notes to Financial Statements and Schedule III.

BUSINESS STRATEGY

   SLC's business strategy has undergone significant changes over the past five years. After pursuing a strategy of growth through leveraged acquisitions, SLC has, since 1989, sold a number of subsidiaries in transactions designed to reduce leverage. Primarily as a result of sales of subsidiaries, SLC's total consolidated assets declined from $8.6 billion at December 31, 1989 to $3.1 billion at year-end 1994. In March 1990, SLC sold certain subsidiaries, including Philadelphia Life Insurance Company, based in Dallas, Texas, and Massachusetts General Life Insurance Company, situated in Denver, Colorado, to Life Partners Group, Inc. In November 1992, SLC sold Bankers Life and Casualty Company ("Bankers") and Bankers' subsidiary, Certified Life Insurance Company ("Certified"), to Bankers Life Holding Corporation ("BLHC"), an affiliate of Conseco, Inc. ("Conseco"). These sales generated liquidity for the retirement of existing debt, and the transactions with Life Partners Group, Inc. and BLHC were structured so that SLC retained an interest in the subsidiaries sold, enabling it to benefit from their future performance and appreciation.

   Since year-end 1992, SLC has pursued a strategy of rebalancing and simplifying its capital structure. The debt reduction SLC had accomplished through December 1992 affected primarily the Company's senior secured loans, which carried the lowest interest rates. During 1993, the Company targeted the more expensive elements of its capital structure. On September 30, 1993, SLC sold its remaining interest in Bankers, represented by 13,316,168 shares of BLHC (approximately 24.4% of those outstanding) to Conseco and one of Conseco's subsidiaries for $287.6 million, resulting in a gain of $197.7 million. The sale of the BLHC stock enhanced the Company's common equity, generated substantial liquidity for use in the Company's capital restructuring and other corporate purposes, and enabled the Company to retire its $5.50 Redeemable Preferred Stock, Series 1987-A, stated value
$50 million, held by a Conseco subsidiary. During the fourth quarter of 1993, SLC completed a voluntary exchange offer, pursuant to which it issued $91.2 million 11 1/4% Senior Subordinated Notes due 2003 to existing security holders, in exchange for outstanding notes and debentures; it called for redemption of all of its 16 1/2% Senior Subordinated Debentures due 1994 that remained outstanding following the exchange offer; and it redeemed its $8.00 Redeemable Preferred Stock, Series 1987-C, stated value $50 million, that carried a 16% annual dividend rate.

   In February 1994, SLC retired its Class B Common Stock, a class of common equity that carried special voting rights in the election of directors. The Class B Common Stock had been issued to Consolidated National Corporation ("CNC") in 1985, and enabled CNC to elect 75% of the Company's directors, and by virtue of such voting power, CNC had been considered to be SLC's controlling stockholder. Effective February 11, 1994, the Company repurchased, for $500,000, all of its Class B Common Stock from CNC, concurrently with CNC's sale of 4,457,243 shares of SLC's Common Stock to Torchmark Corporation ("Torchmark") and 4,236,820 shares to Stephens Inc. ("Stephens"). On such date, Consolidated Fidelity Life Insurance Company ("CFLIC"), a subsidiary of CNC, also sold 220,000 shares of SLC's Common Stock to each of Torchmark and Stephens. The Company and CNC terminated the Management and Consulting Agreement, pursuant to which CNC, through its affiliates, Robert T. Shaw and C. Fred Rice, had provided management services to SLC since 1985, and SLC entered into ten-year Independent Contractor and Consulting Agreements with each of Messrs. Shaw and Rice. Mr. Rice is an executive officer and director of SLC. As a result of these transactions, the Company now has only one class of common equity securities, and, from and after February 11, 1994, no stockholder has beneficially owned 10% or more of SLC's outstanding Common Stock. Torchmark, a diversified insurance and financial services company headquartered in Birmingham, Alabama, and Stephens, an investment banking firm headquartered in Little Rock, Arkansas, are the largest stockholders of the Company, beneficially owning, 9.89% and 9.86%, respectively, of the Common Stock of the Company as of December 31, 1994. In accordance with the terms of the related stock purchase agreements entered into among CNC, SLC and each of Stephens and Torchmark, a representative of each of Torchmark and Stephens was elected to the Company's Board of Directors, and such representatives continue to serve on the Company's Board. Further, pursuant to such agreements, SLC has agreed to continue to have a representative nominated as a director from each such company for as long as such company holds at least 5% of SLC's outstanding Common Stock. See Note 4 of Notes to Financial Statements.

   On June 30, 1994, the reinsurance agreements between Southwestern Life Insurance Company, an SLC subsidiary, and Bankers that had been reinsured through an independent third party to CFLIC were terminated, and the business reinsured thereunder was recaptured, effective as of April 1, 1994. Immediately prior to the termination of the CFLIC reinsurance agreements, Union Bankers Insurance Company, an SLC subsidiary, utilized available cash to purchase all of the outstanding stock of Marquette National Life Insurance Company ("Marquette"), then a subsidiary of CFLIC, for $8.2 million. Following completion of the terminations, CFLIC repurchased the shares of its preferred stock held by the Company by transferring to the Company the senior secured loan of the Company with an outstanding principal balance of $30 million, all of the outstanding shares of the Company's Series 1984-A Preferred Stock, stated value of $22.2 million, all of the outstanding shares of the Company's Series 1987-B Preferred Stock, stated value of $7.0 million, a U.S. Treasury note, par value $1.1 million, and 620,423 shares of the Company's Common Stock. Immediately following the repurchase of the CFLIC preferred stock, SLC retired the senior secured loan and the SLC preferred stocks. The shares of SLC Common Stock were placed in treasury and retired as of year-end 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Changes in Capital Structure" and Note 4 of the Notes to Financial Statements.

   During 1994, SLC reduced its notes payable by $48.6 million. As mentioned above, $30.0 million of senior secured debt was retired in conjunction with the recapture of the CFLIC business. On July 19, SLC purchased $10 million of its 11 1/4% Senior Subordinated Notes due 1996 in the open market for $10.1 million plus accrued interest. On August 5, a $4.9 million secured loan was paid with the proceeds from the sale of the airplane that collateralized the note. Additionally, Modern American Life Insurance Company ("Modern American"), an SLC subsidiary, paid dividends totaling $9.0 million in the form of SLC's 11 1/4% Senior Subordinated Notes due 1996 and SLC purchased from Modern American $3.0 million principal amount of such Notes, thereby eliminating Modern American's holdings in SLC securities. On December 1, the Company met its $100 million sinking fund requirement on its 11 1/4% Senior Subordinated Notes due 1996 by tendering $12.9 million of such Notes held in treasury and electing to utilize the $87.1 million in 11 1/4% Senior Subordinated Notes due 1996 that were exchanged in 1993 for 11 1/4% Senior Subordinated Notes due 2003 to satisfy the remainder. At year-end 1994, SLC had reduced the amount of its notes payable to $369.4 million, from $1,179.6 million at December 31, 1989.

   In 1995, SLC is seeking to develop a plan to improve its capital structure by increasing its proportion of common equity, reducing its debt and fixed charges, and extending the maturities on any remaining debt. To assist with the development of a plan to address the holding company's situation, in January 1995, the Company engaged the investment banking firm of Donaldson, Lufkin & Jenrette as a financial advisor. There can be no assurances, however, that the Company will timely create and implement such a restructuring or recapitalization plan or that any plan would receive the requisite regulatory clearances or approvals or, if necessary, the approval of the Company's stockholders or creditors. Further, even if a plan is formulated and approved (as needed), there are no assurances that it will be effective or successful in eliminating or affecting positively any of the financial problems and constraints facing the Company. Numerous outside factors over which the Company has no control could also adversely affect any restructuring efforts by the Company, such as interest rate fluctuations, regulatory and legislative actions, and economic conditions generally. Additionally, it is likely that any restructuring plan involving SLC would result in the substantial dilution of its existing stockholders, especially its common stockholders, and could possibly result in a change in control of SLC. See Note 3 of Notes to Financial Statements.

   During 1995, the Company intends to continue its efforts to strengthen its core insurance subsidiaries by attempting to improve operating earnings through expense reductions, maintain sales momentum, achieve improved gross margins, and increase efficiency and productivity. Further, management intends to emphasize SLC's existing core businesses of individual life and individual health insurance products, while pursuing the sale of non-strategic subsidiaries.

   On January 12, 1995, the Company sold its wholly-owned subsidiary, Southeast Title and Insurance Company, for cash in the amount of $2,071,000. In January 1995, SLC announced it had entered into a letter of intent to sell Bankers Life Insurance Company of New York, subject to the execution of a definitive agreement and the approval of applicable Boards of Directors and state insurance regulatory authorities. On March 24, 1995, the Company signed a definitive agreement to sell Integrity National Life Insurance Company, subject to certain contingencies, including the approval of state regulatory authorities, and a letter of intent to sell Constitution Life Insurance Company after ceding 100% of Constitution's insurance contracts to another insurer.

   NOTE: The financial information presented in this Report on Form 10-K includes the assets and results of operations of divested companies prior to their sale and, in the cases of Bankers and Certified, includes the results of their operations from November 1992 through September 1993, based on the equity method of accounting following their sales. For this reason, the financial data presented for years before, during, and after the years in which sales of subsidiaries occurred may not be comparable. See Note 2 of Notes to Financial Statements.

INSURANCE OPERATIONS

   As of December 31, 1994, the SLC subsidiaries that are either significant subsidiaries or are actively marketing insurance products are:

      SOUTHWESTERN LIFE INSURANCE COMPANY ("SOUTHWESTERN LIFE"):
   Headquartered in Dallas, Texas, Southwestern Life concentrates on the sale of individual life insurance and annuity products through general agents and brokers. On the basis of statutory accounting practices as required by state insurance regulatory authorities ("SAP"), Southwestern Life had total assets of $1.44 billion at December 31, 1994, and marketed products in 39 states, the District of Columbia and Guam.

      UNION BANKERS INSURANCE COMPANY ("UNION BANKERS"): Headquartered in Dallas, Texas, Union Bankers markets individual health and life insurance products and annuity products in 45 states and the District of Columbia through general agents and brokers. It had total assets of $204.1 million at December 31, 1994, based on SAP.

      CONSTITUTION LIFE INSURANCE COMPANY ("CONSTITUTION LIFE"):
   Headquartered in Louisville, Kentucky, Constitution Life is licensed in 48 states and the District of Columbia. Constitution Life had total assets, including separate accounts, of $481.0 million at December 31, 1994, based on SAP.

      PHILADELPHIA AMERICAN LIFE INSURANCE COMPANY ("PALICO"):
   Headquartered in Houston, Texas, PALICO markets group life, health, and disability insurance and provides fee-based, third party administrative services to group plans in 47 states, the District of Columbia and the Virgin Islands. PALICO had total assets of $54.0 million at December 31, 1994, based on SAP.

      BANKERS LIFE INSURANCE COMPANY OF NEW YORK ("BANKERS NEW YORK"):
   Headquartered in Woodbury, New York, Bankers New York concentrates on the sale of life insurance products and annuity products in eight states through general agents, special marketing groups and relationships with financial institutions. Bankers New York had total assets of $204.8 million at December 31, 1994, based on SAP.

      INTEGRITY NATIONAL LIFE INSURANCE COMPANY ("INTEGRITY NATIONAL"):
   Headquartered in Louisville, Kentucky, Integrity National markets home service life insurance and health insurance through general agents in 19 states and the District of Columbia. Integrity National had total assets of $41.3 million at December 31, 1994, based on SAP.

      BANKERS MULTIPLE LINE INSURANCE COMPANY ("BML"): With operations based in both Louisville, Kentucky, and Dallas, Texas, BML offers real estate errors and omissions insurance products and group and individual health insurance products through brokers and by direct mail. It is licensed in all 50 states and the District of Columbia. BML had total assets of $59.5 million at December 31, 1994, based on SAP.

      OTHER SUBSIDIARIES: SLC has a number of direct and indirect subsidiaries that do not have significant ongoing insurance operations, including Modern American, Marquette and Western Pioneer Life Insurance Company ("Western Pioneer"). Modern American, Western Pioneer and
   Marquette have insurance in force, but are not marketing insurance products at this time. Other subsidiaries of SLC include SWL Holding Corporation
   ("SWL Holding"), Care Financial Corporation ("Care Financial") and Facilities Management Installation, Inc. ("FMI"). SWL Holding is the intermediate holding company of Southwestern Life and its subsidiaries. Care Financial is the intermediate holding company of BML, PALICO and Union Bankers, and its subsidiary, Marquette. FMI provides substantially all of the management services to SLC and its insurance subsidiaries.

SLC HOLDING COMPANY SYSTEM

   SLC was organized in 1966 as a Missouri corporation and was reincorporated in Delaware during 1977. The following chart summarizes the relationships among SLC and its significant direct and indirect subsidiaries. Each percentage used in the chart represents the parent's percentage ownership interest in the outstanding voting securities of the respective subsidiary company. The years in which SLC formed, or acquired more than 50% of, the indicated subsidiaries are set forth parenthetically.

   [Diagram of SLC's holding company structure omitted in accordance with '] Securities and Exchange Commission rules for graphic or image material in electronic filings. The omitted material illustrates that FMI, SWL Holding, Modern American, Care Financial, Integrity National and Western Pioneer are each direct subsidiaries of the Company. The diagram further illustrates that Southwestern Life is held by SWL Holding, and that Southwestern Life is the parent of Bankers New York and Constitution Life. Further, the diagram depicts that Care Financial holds Union Bankers, BML and PALICO, and that Marquette is a subsidiary of Union Bankers.]

   The following companies are also direct or indirect subsidiaries of SLC, but do not have any significant operations: BML Agency, Inc.; SLC Financial Services, Inc.; Philadelphia American Property Company; Quail Creek Communications, Inc.; Quail Creek Recreation, Inc.; Quail Creek Water Company, Inc.; and REO Holding Corporation.

INSURANCE PREMIUMS AND ANNUITY CONSIDERATIONS

   The following table summarizes on a consolidated basis the Company's (i) premium income and other considerations and (ii) accumulation product premium equivalents for the three-year period ended December 31, 1994. 1992 includes amounts from Bankers and Certified, which were sold in November 1992. Premium income represents gross receipts on traditional whole and term life and health insurance products for individuals and groups, and other considerations consist of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of policy initiation fees relating to universal and interest-sensitive life insurance products and accumulation products, such as guaranteed investment contracts ("GICs") and certain annuities, as well as premiums collected on deferred annuities. Premium equivalents consist of gross receipts on deposit type annuities and guaranteed investment contracts. Premium equivalents are not reported as premium revenues, but rather are reported as additions to policyholder account balances. For additional information regarding SLC's industry segments, see "Management's Discussion and Analysis of Condition and Results of Operations-Analysis of Operating Results by Industry Segment" and
Note 17 of Notes to Financial Statements and Schedules V and VI of the Financial Statement Schedules.

                                                  YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------
 PREMIUM CATEGORY (DOLLARS IN MILLIONS)     1994           1993            1992
-------------------------------------------------------------------------------------
                      PREMIUM INCOME AND OTHER CONSIDERATIONS
-------------------------------------------------------------------------------------
 Individual life (including premium
  equivalents) . . . . . . . . . . . .  $162.4   39%   $164.0    35%    $267.9   19%
 Less premium equivalents. . . . . . .   (53.3) (13)    (46.0)  (10)     (76.3)  (5)
-------------------------------------------------------------------------------------
 Individual life . . . . . . . . . . .   109.1   26     118.0    25      191.6   14
 Individual health . . . . . . . . . .   215.8   52     220.3    46      859.1   62
 Group and other . . . . . . . . . . .    93.0   22     136.5    29      337.4   24
 Accumulation products . . . . . . . .     0.1    0       0.2     0        0.7    0
-------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . .  $418.0  100%   $475.0   100%  $1,388.8  100%
-------------------------------------------------------------------------------------
                      ACCUMULATION PRODUCT PREMIUM EQUIVALENTS
-------------------------------------------------------------------------------------
 Guaranteed investment contracts . . .   $ 2.7    4%    $ 5.3     6%    $292.0   63%
 Annuities . . . . . . . . . . . . . .    69.3   96      84.6    94      168.3   37
-------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . .   $72.0  100%    $89.9   100%    $460.3  100%
-------------------------------------------------------------------------------------

LIFE INSURANCE BUSINESS

   The following table provides certain information with respect to the various categories of the life insurance business in force for the Company's existing insurance subsidiaries and for subsidiaries sold by SLC during the indicated periods. 1992 includes amounts from Bankers and Certified, which were sold in November 1992. For purposes of the following table, "permanent" refers to traditional whole life and universal and interest-sensitive insurance products, "term" refers to term life products, and "group and other" refers to life insurance products sold in connection with group insurance products.

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
             (DOLLARS IN MILLIONS)                       1994      1993       1992
--------------------------------------------------------------------------------------
 In-force at beginning of period (1)(2):
   Existing subsidiaries . . . . . . . . . . . . . . .  $21,398   $21,437   $ 38,572
   Subsidiaries sold during period . . . . . . . . . .        0         0    (15,546)
                                                        -------   -------   --------
     Total . . . . . . . . . . . . . . . . . . . . . .  $21,398   $21,437   $ 23,026
--------------------------------------------------------------------------------------
 Face amount of new business issued during period (1):
   Permanent . . . . . . . . . . . . . . . . . . . . .  $   682   $   682   $    729
   Term. . . . . . . . . . . . . . . . . . . . . . . .      220       262        307
   Group and other . . . . . . . . . . . . . . . . . .       99       968        389
                                                        -------   -------   --------
     Total . . . . . . . . . . . . . . . . . . . . . .  $ 1,001   $ 1,912   $  1,425
--------------------------------------------------------------------------------------
 Termination during period . . . . . . . . . . . . . .  $ 1,486   $ 1,759   $  2,055
 Termination rate (3). . . . . . . . . . . . . . . . .      7.3%      8.2%       9.2%
--------------------------------------------------------------------------------------
 In-force at all subsidiaries at end of period (1)(2):
   Permanent . . . . . . . . . . . . . . . . . . . . .  $14,383   $14,838   $ 15,018
   Term  . . . . . . . . . . . . . . . . . . . . . . .    3,031     3,254      3,655
   Group and other . . . . . . . . . . . . . . . . . .    1,870     3,306      2,764
                                                        -------   -------   --------
     Total . . . . . . . . . . . . . . . . . . . . . .  $19,284   $21,398   $ 21,437
--------------------------------------------------------------------------------------
 Financial reinsurance ceded at end of period (4). . .  $ 1,453   $ 1,677   $  2,076
 Reinsurance ceded at end of period (5). . . . . . . .    5,222     5,658      5,417
--------------------------------------------------------------------------------------

(1) Excludes participations in group underwriting pools for federal employees (FEGLI) and service personnel (SGLI).

(2)  Includes reinsurance assumed, but before deduction of reinsurance ceded.

(3) Represents the percentage of individual direct policies terminated during the indicated period by lapse, surrender, conversion, maturity, or otherwise.

(4)  Maintained under reinsurance agreements pursuant to which unaffiliated insurers have assumed from certain of SLC's insurance subsidiaries large blocks of life insurance in force, and the related policy reserves and premium income, generally in return for fees. These agreements are treated as financing arrangements under generally accepted accounting principles, and the in-force amounts ceded or assumed under these agreements have been excluded from the in-force amounts reflected in the table. See Note 11 of the Notes to Financial
     Statements and Schedule VI of the Financial Statement Schedules. These
     agreements will terminate during the next few years, resulting in the ceding companies' recapture of the reinsured business and policy reserves.

(5)  Excludes reinsurance ceded to other of SLC's insurance subsidiaries.

   TRADITIONAL WHOLE LIFE. The Company's whole life policies are permanent insurance products that combine life insurance protection with a savings component or cash value that gradually increases in amount. Typically, a guaranteed fixed premium, which is higher than for comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years. A policyholder may borrow against the policy's accumulated cash value, but the amount of any outstanding loans decreases the death benefit under the policy. A policyholder may choose to surrender a policy and receive the accumulated cash value rather than continue the insurance protection.

   Relatively affluent, price-sensitive individuals historically were the focus of the Company's marketing efforts for traditional whole life insurance products. Over the past two years, however, the Company has offered whole life insurance products with smaller face amounts (starting at $2,500) designed to appeal to moderate income individuals.

In addition, the Company now offers traditional whole life insurance products that are designed to appeal to the senior citizen market. For example, in 1993, the Company introduced Life Made Simple, a whole life product that provides benefits to pay final expenses, and Senior Survivorship Plan, a first-to-die joint whole life product that helps offset the reduction in social security retirement income that occurs upon the death of a spouse, and in 1994 the Company introduced Future Leaders, a simplified whole life product designed for people wanting to provide a savings accumulation plan for their children and grandchildren. By introducing products targeted towards the senior citizen market and by expanding its marketing efforts to include moderate income individuals, the Company is attempting to benefit from the growing senior citizen market and create additional selling opportunities for its sales force of independent agents among moderate income individuals. The Company has also consolidated the marketing operations of Southwestern Life and Union Bankers to more effectively use its agency sales force. This combined distribution system permits agents at Union Bankers who have traditionally marketed only the Company's health insurance products to now market and sell the Company's life insurance products as well. See "-Distribution System." As of December 31, 1994, there were 311,000 whole life policies in force with $1.9 billion in face amount and $460.6 million in reserves.

   UNIVERSAL AND INTEREST-SENSITIVE LIFE. The universal and interest-sensitive life products offered by the Company provide whole life insurance with adjustable rates of return related to current interest rates. The principal difference between universal life and interest-sensitive life products is the amount and timing of premium payments. Universal life products permit policyholders to vary the frequency and size of their premium payments, although policy benefits may also vary. Premium payments under interest-sensitive life products are not generally variable by the policyholders.

   The majority of sales of individual life insurance products, measured by premium volume, have been for universal and interest-sensitive life insurance products. The Company's universal and interest-sensitive life products provide advantages generally not available to its traditional whole life and term life policyholders, such as flexibility in available coverages and, in respect of universal life products, flexibility in the amount and timing of premium payments. In addition, the Company's universal and interest-sensitive life products can, in some respects, provide higher returns and greater cash values to policyholders. The Company's universal life and interest-sensitive life insurance products are marketed to individuals directly and through qualified retirement plans, deferred compensation plans, and employer sponsored payroll deduction plans. As of December 31, 1994, there were 132,000 universal and interest-sensitive life policies in force with $12.5 billion in face amount and $920.9 million in reserves.

   TERM LIFE. Term life products offer pure insurance protection for a specified period of time, typically one, five or ten years. No cash value is built up. The Company offers a variety of term life products that include some or all of the following features: current and guaranteed premium rates that are level for either one, five or ten years; preferred smoker, preferred nonsmoker, nonsmoker, and smoker underwriting classes; and conversion to permanent insurance allowed to age 65 with premium credit. As of December 31, 1994, there were 36,000 term life policies in force with $3.0 billion in face amount and $52.0 million in reserves.

   Total sales of individual life insurance by SLC's insurance subsidiaries increased approximately 28% in 1994, compared to declines of 6% in 1993 and 33% in 1992 (excluding Bankers and Certified). In the future, SLC intends to continue to increase the amount of its life insurance business through internal growth.

HEALTH INSURANCE BUSINESS

     Substantially all of SLC's consolidated premium income and other considerations for individual health insurance are received from Medicare supplement plans, comprehensive and major medical (collectively, "comprehensive") health plans and long-term care plans. The following table sets forth, by product type, the amounts and percentages of SLC's consolidated premium income and other considerations for individual health insurance during the indicated periods. 1992 includes amounts from Bankers and Certified, which were sold in November 1992.



                                      YEAR ENDED DECEMBER 31,
                                 --------------------------------------------
        HEALTH POLICY TYPE
       (DOLLARS IN MILLIONS)        1994             1993         1992
-----------------------------------------------------------------------------

    Medicare Supplement . . . .  $124.3    58%   $105.5   48%  $502.2   58%
    Comprehensive . . . . . . .    84.8    39     108.1   49    266.3   31
    Long-term care. . . . . . .     6.7     3       6.7    3     90.6   11
-----------------------------------------------------------------------------
         Total. . . . . . . . .  $215.8   100%   $220.3  100%  $859.1  100%
-----------------------------------------------------------------------------



     MEDICARE SUPPLEMENT. Medicare supplement products provide coverage for many of the medical expenses that the Medicare program does not cover, such as deductible and coinsurance costs (in which the insured and Medicare share the costs of medical expenses), and specified losses that exceed the federal program's maximum benefits. Medicare supplement products, like other types of health insurance, generate profits to the extent that the premium income and investment income exceed benefit payments and other expenses.

     The Company markets Medicare supplement products to individuals age 65 and older who are eligible for Medicare. Medicare supplement products are highly regulated, standardized products. Such regulations impose minimum loss ratios, restrict first year commissions payable to agents, require standardized benefits and impose disclosure requirements. Due to product standardization, insurance companies compete primarily on the basis of marketing and distribution. As of December 31, 1994, there were 138,000 Medicare supplement policies in force representing $134.9 million in annualized premiums and $84.2 million in reserves.

     COMPREHENSIVE HEALTH PRODUCTS. The Company markets comprehensive health products that provide hospital, medical, and surgical coverage within various prescribed policy deductible and coinsurance limits. The Company's comprehensive health products are marketed primarily to self-employed individuals, workers who are not fully covered by group health insurance, and early retirees. Inflation in the cost of health care continues to exceed the overall inflation rate, and a "cost shifting" pattern from the public sector to those privately insured has resulted in increases that have reduced the affordability of comprehensive health products to consumers. Although the comprehensive health products offered by the Company in many states have certain built-in protections against rising policy claims due to escalating health care costs, premiums on many traditional health plans offered by the Company may not be increased without notice to or approval by insurance regulatory authorities. Due to escalating health care costs and marginal profitability, the Company began deemphasizing sales of comprehensive health plans in late 1990 and has decreased the number of states in which these plans are marketed. As of December 31, 1994, the Company had 67,000 policies in force representing $70.5 million in annualized premiums and $42.0 million in reserves.

     LONG-TERM CARE. The Company's long-term care products are sold to retirees, older self-employed individuals and other persons in middle income levels. Like the market for Medicare supplement policies, the Company believes that the market for long-term care insurance products is attractive because of the general aging of the United States population. As of December 31, 1994, there were 6,600 long-term care policies in force representing $6.9 million in annualized premiums and $21.1 million in reserves.

ANNUITY BUSINESS

     The principal annuity products marketed by the Company consist of flexible premium deferred annuities ("FPDA") and single premium deferred annuities ("SPDAs"). The Company also manages a seasoned block of GICs, single premium immediate annuities and supplementary contracts. In 1993, the Company made a strategic decision not to pursue growth in its accumulation business through the sale of GICs, with the result that annuity products accounted for 94% of the Company's accumulation product premium equivalents during 1994.

     As of December 31, 1994, the guaranteed minimum crediting rates for the life of the Company's deferred annuity products were as follows:



                GUARANTEED MINIMUM                    FUNDS UNDER
                  CREDITING RATE                       MANAGEMENT
                ------------------                   -------------
                                                 (DOLLARS IN MILLIONS)
                    3.00% . . . . . . . . . . . . .       $ 27.9
                    3.50% . . . . . . . . . . . . .         19.7
                    4.00% . . . . . . . . . . . . .        307.4
                    4.50% . . . . . . . . . . . . .         66.5
                    5.00% . . . . . . . . . . . . .          0.6
                    6.00% . . . . . . . . . . . . .         41.0
                    No guaranteed minimum . . . . .         15.9
                                                          -------
                                                          $ 479.0
                                                          =======



     At December 31, 1994, annuity liabilities were composed of $203.8 million of SPDA liabilities and $275.2 million of FPDA liabilities and $102.7 million of other annuity liabilities, for a total of $581.7 million of annuity liabilities. Of such liabilities, $287.6 million were subject to surrender charges averaging 7.0% at December 31, 1994.

     The Company prices its annuity products based on assumptions concerning prevailing and expected interest rates and other factors to achieve a positive difference, or spread, between its expected return on investments and the crediting rate. The Company achieves such spread through active portfolio management by its outside, independent investment advisors, focusing on matching the durations of invested assets and related liabilities to minimize the exposure to fluctuations in interest rates and by the adjustment of the crediting rate on annuity products. See "-Investments." Although the Company believes that the strategies employed by its investment advisors will continue to permit it to achieve a positive spread, a significant decline in the yield on the Company's investments could adversely affect the results of operations and financial condition of the Company.

     Due to an annuity holder's right to withdraw funds and the volatility of market interest rates, it is difficult to predict the timing of the Company's obligations under its SPDAs and FPDAs. Consequently, the Company maintains a portfolio of short-term investments that are readily marketable and sufficient in management's judgment to satisfy liquidity requirements for the SPDAs and FPDAs. See "-Investments."

GROUP BUSINESS

     The group insurance market is highly competitive. The Company's group insurance business primarily involves the marketing and sale of health insurance products and the rendering of administrative services to group plans. The Company's fully insured group plans offer both managed care and traditional indemnity benefits. These plans are sold to small- and medium-sized employers to provide basic health care and major medical benefits to their employees. Most policies are written on a periodic basis, and competitive bids are often sought prior to renewal. PALICO is the only insurance subsidiary making any new sales to groups, although BML continues to underwrite health insurance under an established association group plan. In 1994, group insurance policies accounted for 17.1% of total consolidated collected premiums.

     PALICO also provides fee-based, administrative services consisting of processing comprehensive health insurance claims under diverse group plans. PALICO does not assume any underwriting risk under its administrative-only arrangements, which are entered into with large- and medium-sized employers. Instead, PALICO merely processes and pays claims for an administrative fee, while the employer acts as a self-insurer and provides the policyholder benefits. PALICO also provides groups with managed care plans, under which it develops a network of providers with negotiated cost controls and administers group claims and makes available stop loss coverage for group benefits. The total claims administered by PALICO under these fee-based, administrative arrangements increased from $310.7 million during 1993 to $340.1 million during 1994.

     PALICO incurred significant losses in its group business during 1994 and 1993, resulting in pretax operating losses of $5.7 million and $12.9 million with respect to SLC's group business for 1994 and 1993, respectively. Such losses resulted primarily from group business written in 1992 and 1993, which was ultimately unprofitable, and inadequate pricing for services provided under administrative services arrangements. See the subheading "Group Insurance" under "Management's Discussion and Analysis and
Results of Operations-Analysis of Operating Results by Industry Segment" for additional analysis of the factors contributing to the losses. Due to the unprofitable performance of its group insurance plans during 1994 and 1993, and the uncertainties created by the national health care reform efforts, PALICO intends to further deemphasize the sale of fully insured traditional indemnity group plans and fee-based, administrative services in favor of managed health care programs.

DISTRIBUTION SYSTEM

     The Company sells its individual life and health insurance and annuity products primarily through more than 11,000 independent agents in over 40 states, and the District of Columbia. The following table identifies those states that accounted for 5% or more of the Company's subsidiaries' combined direct premiums from life, health, and annuity sales to residents in 1994.





                                                 PERCENTAGE 1994 DIRECT PREMIUMS
                                   ----------------------------------------------------------
                                        5% TO 10%                 11% TO 15%      16% OR MORE
----------------------------------------------------------------------------------------------

     LIFE . . . . . . . . . . .    California, New Jersey,                           Texas
                                          New York

     HEALTH . . . . . . . . . .    Florida, Indiana                 Illinois         Texas

     ANNUITIES. . . . . . . . .                                 Florida, New York    Texas

     TOTAL BUSINESS . . . . . .    Florida, Illinois,                                Texas
                                      New York
----------------------------------------------------------------------------------------------



     Substantially all independent agents selling insurance products for the Company also represent other insurers. Group insurance is sold principally through independent agencies that are assisted by group sales staffs employed by an SLC subsidiary, and alternate funded plans are marketed directly by employees of an SLC subsidiary. An alternate funded plan is a plan under which the employer is self-insuring the basic benefits provided by the plan and the Company contracts to provide administrative and claims processing services as well as stop loss coverage for the plan.

     An important element of the Company's marketing plan is the fostering of a strong relationship between its insurance subsidiaries and the independent agents and brokers that sell their insurance products. The administration of insurance policies involves a high degree of interaction between the Company, policyholders and agents in the application and underwriting process, as well as during claims processing. The Company follows a service-oriented approach towards administering its insurance business and seeks to provide agents and policyholders with a timely and efficient response to claims, policyholder questions, and agency matters. The efficiency and professionalism with which these administrative matters are undertaken directly affect policyholders and the Company's agents and influence the willingness of agents to promote the Company's products. Management believes that the Company's reputation for providing a quality, dependable service to its policyholders and agents is, and will continue to be, fundamental to its business strategy and success.

     The Company structures the commissions on its products so that agents are provided meaningful financial incentives to increase the production of new insurance and to promote continued renewals of in-force insurance. At the same time, the Company employs financial discipline in setting agent compensation arrangements and seeks to avoid sacrificing product profitability and earnings growth through excessive or front-loaded commissions. Commissions on life insurance products vary between products and make up the largest element of acquisition costs. The Company believes commissions on annuity products are comparable and competitive with hose paid on other investment-oriented products, such as bonds and mutual funds.

     The Company has also consolidated the marketing operations of Southwestern Life and Union Bankers to more effectively use its agency sales force. The Company believes that the combined distribution system allows Southwestern Life and Union Bankers to provide their agents with a wider range of insurance products that may be offered to existing and prospective clients and thus capture sales that may otherwise have been directed to other insurance companies.

UNDERWRITING

     Premiums charged on insurance products are based, in part, on assumptions about the incidence and timing of claims. The Company employs professional underwriting staffs that have adopted and followed detailed underwriting procedures designed to assess and quantify insurance risks before issuing life and health insurance policies to individuals and groups. Except with respect to Medicare supplement insurance, which is heavily regulated, the underwriting practice of each SLC insurance subsidiary is to require medical examinations (including blood tests, where permitted) of applicants for certain health insurance and for life insurance in excess of prescribed policy amounts. These requirements vary according to the applicant's age and by policy type and amount, and streamlined procedures have been developed based on the amount and type of coverage sought. The Company also relies on medical records and each potential policyholder's written application for insurance. In issuing health insurance, the Company uses information from the application and, in some cases, inspection reports, physician statements, or medical examinations to determine whether a policy should be issued as applied for, issued with reduced coverage under a health rider or rejected.

     Acquired Immunity Deficiency Syndrome ("AIDS") claims identified to date, as a percentage of total claims, have not been significant for SLC'S subsidiaries. Evaluating the effect of future AIDS claims under the life and health insurance policies issued by SLC is extremely difficult, in part due to the insufficient and conflicting data regarding the number of persons now infected by the virus that causes AIDS and uncertainty as to the speed at which the disease may spread through the general population. The Company has implemented, where legally permitted, underwriting procedures designed to assist in the detection in applicants of the virus that causes AIDS.

INVESTMENTS

     GENERAL. The Company's investment objectives are to maximize credit quality, liquidity and return, while minimizing principal risk. The Company seeks to attain these objectives through professional portfolio management and monitoring of its investments. Since 1992, the Company has relied primarily on independent investment advisors in the management of investments. New England Asset Management, Inc. ("NEAM") provides advice in the management of approximately $1.3 billion of the Company's investment portfolio and has advised the Company in connection with the 1993 sale of $144.7 million of the mortgage-backed residual interests and interest-only certificates previously held in the Company's investment portfolio and the reinvestment of a portion of the proceeds from such sale in trust certificates sold by Fund America Investors Corporation II ("Fund America"), which transaction is further described below. Conseco Capital Management, Inc., the investment advisory subsidiary of Conseco, managed approximately $443 million of investments during 1994. During 1994, Westridge Capital Corporation managed the investment of approximately $150 million of the assets and hedged the risk for one of Constitution's accumulation products. See Note 5 of Notes to Financial Statements, which is incorporated herein by reference, for additional information about the composition and performance of SLC's investment portfolio.

     The Company pursues an investment strategy principally designed to balance the duration of investment assets against the liabilities of its insurance subsidiaries for future policy and contract benefits and, under certain circumstances, to manage its exposure to changes in market interest rates, with separate investment segments for specific classes of product liabilities. As part of this approach, investment guidelines are developed for each product line that form the basis for distinct investment strategies to manage each product's return and liquidity requirements. Any exceptions to these guidelines must be approved by the Investment Committee of the Company's Board of Directors. The Company seeks investments with duration and return characteristics that match the duration, cash payment, and other characteristics of the underlying liabilities. It is the Company's policy, as well as a requirement of applicable state insurance laws, to diversify the investments in its investment portfolio. The Company monitors the exposure of its investment portfolio to particular borrowers, industries or types of investments and geographic locations. It is the Company's policy not to make new investments in commercial mortgage loans or real estate.

     INVESTMENT STRATEGY. Since 1991, the Company has taken steps to restructure its investment portfolio to improve the overall credit quality of its portfolio. Specifically, the investment strategy has shifted to reducing the investment in noninvestment-grade, fixed maturity securities and equity securities and increasing the investments in investment-grade, fixed maturity securities. The Company's policy on investing in mortgage-backed securities and collateralized mortgage obligations (collectively, "CMOs") distinguishes between CMOs that have predictable and stable cash flows ($793.6 million at December 31, 1994) and which, therefore, do not present a high risk of loss of principal while providing relatively stable returns, and CMOs that represent mortgage-backed residual interests or interest-only certificates, generally referred to as "derivative CMOs" (carrying value of only $20.8 million at December 31, 1994), which may fluctuate significantly in value depending on levels of prepayments on the underlying mortgages. It is the Company's policy not to make further investments in derivative CMOs. The Company believes that its current investment strategy has resulted in a high quality, liquid investment portfolio, with low principal risk, that is well matched to the Company's liabilities. While these actions have resulted in substantially reduced exposure to credit risks, average yields decreased from 8.3% in 1992 to 6.9% in 1993. Investment yields increased to 7.3% in 1994 as general market interest rates increased during the year.

     In accordance with applicable insurance laws, SLC's insurance subsidiaries maintain substantial portfolios of investment assets that are held, in large part, to fund their future contractual obligations to policyholders. In structuring these portfolios, SLC has emphasized, and expects to continue to emphasize, investments in fixed maturity securities. In addition, SLC has maintained significant levels of short-term investments to meet its liquidity needs. Since 1991, fixed maturity securities and short-term investments have represented more than 75% of SLC's consolidated investments, while no other category of investment has represented more than 10%. Additional information regarding the categories and amounts of SLC's investment assets is reflected in Note 5 of Notes to Financial
Statements. State insurance laws also impose certain restrictions on the nature and extent of investments by insurance companies and, in some states, may require divestiture of assets contravening these restrictions. In addition, the NAIC has begun drafting a model investment act which, if adopted, could significantly affect the investments of SLC's insurance subsidiaries. See "-Regulation."

     INVESTMENT RESULTS. The following table summarizes, for the indicated periods, certain results of the investments of SLC and its consolidated subsidiaries. 1992 includes amounts for Bankers and Certified which were sold in November 1992.


                                                                       YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                    (DOLLARS IN MILLIONS)                            1994        1993        1992
-----------------------------------------------------------------------------------------------------
   Average cash and invested assets(1) . . . . . . . . . . . . .   $2,498.3    $2,845.2    $4,035.1
   Net investment income . . . . . . . . . . . . . . . . . . . .      182.0       195.6       333.1
   Average yield(2). . . . . . . . . . . . . . . . . . . . . . .        7.3%        6.9%        8.3%
   Realized investment gains (losses). . . . . . . . . . . . . .      (96.9)       34.8      (119.1)
   Change in unrealized investment gains (losses)(3) . . . . . .      (75.8)        1.6        22.2
-----------------------------------------------------------------------------------------------------


   (1) Represents the average of the aggregate cash and invested assets amounts at the beginning and end of the period, excluding intercompany investments.

   (2) Represents net investment income divided by the average cost and invested assets for the period.

   (3) Generally represents increases or decreases in the value of equity securities carried at fair value at the end of each period presented and includes the difference in amortized cost and fair value of available for sale fixed maturity securities, adjusted for the change in amortization of deferred policy acquisition costs that would have been recorded had the Company realized such gains (losses), net of deferred income tax effects.


     For the year ended December 31, 1994, net investment income decreased $13.6 million, or 7%, as compared to 1993. Net investment income includes 1) earnings on surplus investments and assets invested to support the reserve liabilities of the Company's traditional and interest-sensitive life and health insurance products (general investment portfolio) and 2) investment activity related to separately held assets supporting a GIC product, the credited rate on which is indexed to the S&P 500 Stocks Composite Average ("S&P 500"). In addition, in 1993 and 1992, net investment income included investment income on certain CMOs held in a special purpose trust (the "Trust"). The accounts of the Trust are no longer consolidated with those of the Company for periods after July 30, 1993, as the result of SLC's sale of a 75% interest in the Trust. Assets supporting the S&P 500 GIC product include, among other investments, put and call options on various equity based index futures, including the S&P 500. The return on such investments is highly volatile and, under certain market conditions, such as the overall decline in equity markets experienced during early 1994, can result in investment losses, or negative investment yields. The reduction in investment yield experienced in 1994 on the assets supporting the indexed GIC product was more than offset by a reduction in GIC benefits. Following is a summary of investment income (loss) for the three categories of investments as described above for the three years ended December 31, 1994:


                                                                               YEAR ENDED
                                                                               DECEMBER 31,
                        (DOLLARS IN MILLIONS)                            1994      1993      1992
---------------------------------------------------------------------------------------------------
   General investment portfolio. . . . . . . . . . . . . . . . . . .    $186.7    $168.2    $325.6
   Investments supporting indexed GIC product. . . . . . . . . . . .       5.3      27.4      16.1
   CMOs held in the Trust. . . . . . . . . . . . . . . . . . . . . .                13.0       5.0
                                                                        -------    ------    -------
   Gross investment income. . . . . . . . . . . . . . . . . . . . . .    192.0     208.6     346.7
   Investment expenses. . . . . . . . . . . . . . . . . . . . . . . .    (10.0)    (13.0)    (13.6)
                                                                        -------    ------    -------
     Net investment income. . . . . . . . . . . . . . . . . . . . . .   $182.0    $195.6    $333.1
---------------------------------------------------------------------------------------------------


     At December 31, 1994, SLC had net pretax unrealized investment losses totaling $94.3 million, consisting of $101.0 million of unrealized investment losses related to available for sale fixed maturities, $1.0 million of unrealized gains attributable to equity securities, $5.4 million of unrealized gains attributable to investments in limited partnerships and $0.3 million of unrealized gains attributable to other invested assets. Such unrealized investment losses are reflected in stockholder's equity, net of a $9.1 million adjustment in deferred policy acquisition costs and unearned revenue reserves and $29.8 million in deferred income tax effects. At December 31, 1993, SLC had pretax unrealized investment gains totaling $33.9 million, consisting of $21.4 million of unrealized gains related to available for sale fixed maturities, $7.2 million of unrealized gains attributable to equity securities, and $5.3 million of unrealized gains attributable to investments in limited partnerships. Such unrealized investment gains were reflected in stockholders' equity, net of a $10.4 million adjustment in deferred policy acquisition costs and unearned revenue reserves, a $5.2 million adjustment for the minority interest in certain unrealized investment losses and $8.2 million in deferred income tax effects. The unrealized losses related to available for sale fixed maturities at December 31, 1994 are primarily as a result of declines in market interest rates since December 31, 1993. Except as may be required to meet its liquidity requirements, SLC has no current plans and management does not believe that SLC will be required over the near-term to liquidate a significant portion of such available for sale fixed maturities and incur such losses. As a result of declining long-term interest rates experienced during the first two months of 1995, the unrealized losses on available for sale fixed maturity securities had declined approximately $45.0 million, from $101.0 million at December 31, 1994, to approximately $56.0 million at February 28, 1995.

     FIXED MATURITY SECURITIES. The Company's fixed maturity portfolio generally includes government and corporate debt securities and CMOs. Historically, this portfolio has been structured, in part, to balance desirable yields with credit concerns. The Company has concentrated its fixed maturity investments within categories that are rated investment-grade, while, in certain instances, holding selected noninvestment-grade securities that provide higher yields. The Company classifies its high-yield securities as noninvestment-grade if they are unrated or are rated less than "BBB-" by Standard & Poor's Corporation ("S&P") or Baa by Moody's Investor Service ("Moody's"). Based on such classifications, the Company's noninvestment-grade, fixed maturity securities represented 4.2% of the Company's consolidated cash and invested assets at December 31, 1994 as compared to 4.0% at December 31, 1993 and 3.8% at December 31, 1992.

     Following is a summary of the Company's fixed maturity investments segregated by investment quality based on S&P ratings and the two categories of such investments as reflected in SLC's consolidated balance sheet at December 31, 1994 (in millions):


                                                                  HELD TO
                                                                  MATURITY                   PERCENT     PERCENT
                                                     AVAILABLE       AT          TOTAL        TOTAL      OF TOTAL
                                                    FOR SALE AT   AMORTIZED      FIXED        FIXED      INVESTED
   INVESTMENT QUALITY(1)                             FAIR VALUE     COST       MATURITIES   MATURITIES    ASSETS
-------------------------------------------------------------------------------------------------------------------
   AAA . . . . . . . . . . . . . . . . . . . . . .   $680.6         $1.6         $682.2        41.2%       29.0%
   AA  . . . . . . . . . . . . . . . . . . . . . .    177.1                       177.1        10.7         7.5
   A . . . . . . . . . . . . . . . . . . . . . . .    396.0                       396.0        23.9        16.8
   BBB+  . . . . . . . . . . . . . . . . . . . . .     89.4                        89.4         5.4         3.8
   BBB . . . . . . . . . . . . . . . . . . . . . .    102.1          7.9          110.0         6.6         4.7
   BBB-. . . . . . . . . . . . . . . . . . . . . .     99.5                        99.5         6.0         4.2
                                                     -------      ------         -------      -------     -------
    Total investment-grade . . . . . . . . . . . .  1,544.7          9.5        1,554.2        93.8        66.0
                                                     -------      ------         -------      -------     -------
   BB+ . . . . . . . . . . . . . . . . . . . . . .     27.7                        27.7         1.7         1.1
   BB and BB-. . . . . . . . . . . . . . . . . . .     42.2                        42.2         2.6         1.8
   B and Below . . . . . . . . . . . . . . . . . .     24.3          6.4           30.7         1.9         1.3
                                                     -------      ------         -------      -------      -------
    Total noninvestment-grade. . . . . . . . . . .     94.2          6.4          100.6         6.2         4.2
                                                     -------      ------         -------      -------      -------
     Total fixed maturities  . . . . . . . . . . .   $1,638.9      $15.9       $1,654.8       100.0%       70.2%
-------------------------------------------------------------------------------------------------------------------


   (1) Bonds not rated by S&P are classified according to the rating assigned to them by the National Association of Insurance Commissioners (the "NAIC") as follows: for the purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B and Below."


     Noninvestment-grade debt securities generally provide higher yields, but involve greater risks than investment-grade debt securities because these securities are often unsecured and subordinated to other debt, and because the issuers of noninvestment-grade debt securities typically are more highly leveraged and, therefore, more vulnerable to adverse economic conditions than issuers of investment-grade debt securities. In addition, the trading market for these securities is usually more limited than for investment-grade debt securities. The Company continually reviews the percentage of its portfolio that is invested in noninvestment-grade debt securities (NAIC designations 3 through 6) and intends to maintain the percentage holdings of such securities at or below the current level.

     At December 31, 1994, corporate debt securities then defaulted as to principal and/or interest had been marked to market and constituted less than a 1% of the Company's total fixed maturity securities.

     DERIVATIVE CMOS. SLC's insurance subsidiaries hold investments in two derivative CMOs, generally known as "kitchen sink" bonds, that resulted from actions taken in late 1992 and mid 1993 to reduce the Company's exposure to further loss of principal on a substantial portfolio of directly-held derivative CMOs. These investments include certain Class B pass-through certificates issued by Fund America (the "Fund America Investment") and the residual interest (the "SIST Residual") in a special purpose trust, the Secured Investors Structured Trust, 1993-1 ("SIST"). Both the Fund America Investment and the SIST Residual represent residual or junior interests in the cash flows from two trusts created in 1993, as described below. Substantially all of each trust's cash flows from the investments within these trusts is applied first to the payment of interest on the trust's outstanding senior debt, with the remainder being applied to reduce the principal balance of the senior debt. Except for the cash flows from one relatively small investment held in the Fund America Trust, SLC's insurance subsidiaries, as holders of the residual interests in these trusts, are not entitled to receive any of the cash flows from these trusts until the senior debt has been fully repaid. Thereafter, all cash flows from the underlying securities in these trusts will be paid to SLC's insurance subsidiaries. As discussed below, primarily as a result of a rising interest rate environment and resultant negative market perceptions relative to these types of investments, the Company realized investment losses totaling $86.2 million on these investments during 1994.

     CMO investments generally offer relatively high yields and, because of the quality of the underlying collateral, such as residential mortgage loans, are usually given the highest credit ratings by S&P and Moody's. Beginning in late

1990 and continuing through 1991, management utilized a strategy of investing in CMOs to enhance the credit quality of SLC's investment portfolio without incurring a reduction in investment yields. A significant portion of these investments were represented by conventional CMO obligations that had predictable cash flows and little risk of loss of principal. However, the Company also invested substantial amounts in derivative CMOs, such as principal-only certificates, interest-only certificates, inverse floaters, and residual interests. Although highly rated, such derivative CMOs can produce yields substantially higher than conventional CMOs, but are sensitive to changes in market interest rates and there is substantial risk of loss of principal associated with such investments.

     Beginning in the last half of 1991 and continuing throughout 1992, market interest rates declined significantly and, as a consequence, mortgage loan interest rates declined to their lowest levels in approximately 25 years. Concurrently, the levels of mortgage loan refinancings and prepayments reached unprecedented high levels. Based on such factors, SLC incurred significant losses relative to its derivative CMOs and realized investment losses on such investments totaling $138.5 million during 1992.

     Beginning in mid 1992, SLC began exploring ways to reduce its exposure to the prepayment risks associated with its remaining portfolio of derivative-type CMOs, including retaining an unaffiliated investment advisor and an investment banking firm to examine strategic alternatives regarding such investments. The primary objectives were to liquidate a substantial portion of the Company's investments in these types of securities without incurring significant additional losses, to protect the Company against future economic losses, and to reduce the accounting volatility associated with these types of investments. Following extensive analysis of SLC's portfolio of derivative CMOs, it was the belief of management and SLC's advisors that the marketplace had significantly underpriced the individual securities within the portfolio and that a structure involving unaffiliated parties could be formed that would allow SLC to meet all of its objectives.

     In conjunction with the sale of Bankers in November 1992, derivative
CMOs previously owned by Bankers with a carrying value of $251.0 million were placed in the Trust sponsored by I.C.H. Funding Corporation, an SLC subsidiary ("ICH Funding"). Bankers was issued a $159.2 million bond ("collateralized mortage note obligation") and SLC retained a residual interest in the Trust totaling $91.8 million. All cash flows from the Trust were to be applied first to the repayment of the collateralized mortgage note obligation due Bankers, with interest at 8.5%, and SLC was given an option to purchase the remaining collateralized mortgage note obligation from Bankers within 90 days following the sale of Bankers. Due to continuing high levels of prepayments of the underlying mortgage loans, at year-end 1992, SLC reflected a writedown of its investment in the Trust to its fair value of approximately $79.7 million. In February 1993, the SIST was formed by transferring substantially all of the remaining assets held in the Trust. Interests in the SIST totaling $171.0 million were sold to unaffiliated parties, including $111.0 million of bonds bearing interest at the floating thirty-day London Interbank Offered Rate ("LIBOR") plus 2 1/2% and $60.0 million of bonds at a fixed rate of 8.0%. SLC utilized $142.1 million of the proceeds to retire the remaining collateralized mortgage note obligation due Bankers and, after underwriting expenses, SLC received $24.5 million in cash, which was applied to reduce its remaining carrying value in the SIST Residual.

     In structuring the SIST, additional securities were added at a cost of $6.8 million solely to collateralize the SIST Residual, which had a carrying value of $55.2 million following the formation of the SIST. These securities consisted of the principal component of bonds (the "RFCO Strips") issued by the Resolution Funding Corporation, a mixed-ownership government corporation established for the sole purpose of providing financing for the Resolution Trust Corporation, the agency charged with resolving failed savings and loan associations. By its terms, the payment of the RFCO Strips are due in full in a single payment of $58.0 million in January 2021, which amount management believes to be sufficient to assure SLC's recovery of its carrying value in the SIST Residual. Although not obligations of, or guaranteed as to principal by the United States of America, the Offering Circular for the RFCO Strips stated that the principal amounts of the RFCO Strips would be fully repaid from proceeds of noninterest bearing obligations of the United States issued by the Secretary of the Treasury and deposited in a separate account at the Federal Reserve Bank in New York.

     Effective July 30, 1993, SLC and its subsidiaries, along with CFLIC, entered into a transaction designed to substantially reduce their exposure to the prepayment risks associated with their remaining investments in derivative CMOs, including liquidating a substantial portion of such investments. SLC's subsidiaries and CFLIC sold directly-owned derivative CMOs with carrying values of approximately $137.7 million and $26.5 million, respectively, to an unaffiliated party, Fund America. In addition, SLC and CFLIC sold to Fund America 75% of their rights with respect to the SIST Residual with carrying values of $7.0 million and $33.7 million, respectively. CFLIC had acquired its interest in the SIST Residual in conjunction with its acquisition from SLC of an 83% interest in ICH Funding as discussed in Note 4 of Notes to Financial Statements. Fund America sponsored the formation of a trust (the "Fund America Trust") into which it deposited the purchased securities. Interests in the Fund America Trust aggregating $218.0 million were sold to unaffiliated parties, of which $217.0 million represented senior debt bearing interest at the floating thirty-day LIBOR plus 2.0%. Of the gross sale proceeds, $113.7 million was utilized to purchase securities which were added to the Fund America Trust, $8.9 million was utilized to acquire RFCO Strips to solely collateralize the Class B pass-through certificates, $5.0 million was utilized to pay underwriting and other expenses, and $90.4 million was utilized as partial consideration for the purchase of the securities from SLC and its subsidiaries and CFLIC. The remainder of the consideration received by SLC and it subsidiaries and CFLIC consisted of $101.0 million face value, or 99%, of the Class B pass-through certificates issued by the Fund America Trust with a fair value, as determined by the investment banking firm, of $91.4 million, assuming an 11% discount rate. The Fund America Investment was recorded at its fair value and SLC recognized a loss on the transaction totaling $15.1 million. Such loss was offset, in part, by gains totaling $11.8 million on the disposal of other securities utilized to hedge SLC's investments in the derivative CMOs. The RFCO Strips added to collateralize the Fund America Investment are to be paid in a single payment totaling $102.0 million in April 2030, and management believes such amount are sufficient to fully recover SLC's investment.

     Management had originally intended to reflect the Fund America Investment and the SIST Residual at their amortized cost in the held to maturity category of fixed maturity securities to eliminate the accounting volatility associated with these types of investments. In late 1993, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF Issue No. 93-18, "Impairment Recognition for a Purchased Investment in a Collateralized Mortgage Obligation Investment or in a Mortgage-Backed Interest Only Certificate," which provided an analytical framework for measuring the impairment of certain "high risk" CMOs and which has been widely used to provide guidance as to when writedowns should be taken on CMO investments in accordance with SFAS No. 115. Under EITF No. 93-18, if the future cash flows from an investment on a discounted basis utilizing a "risk free" rate of return are projected to be less than the investment's amortized cost, an "other than temporary" writedown to fair value is required through a charge to earnings. In addition, authoritative sources indicated that it was doubtful whether these types of investments could ever be classified in the held to maturity category of fixed maturities. Accordingly, at December 31, 1993, SLC classified its Fund America Investment and the SIST Residual as available for sale and reduced the carrying value of such investments from $95.5 million to their estimated fair value, assuming an 11% annual return to maturity, of $67.1 million. Such reduction, totaling $28.4 million, was reflected as an unrealized investment loss through a charge to stockholders' equity.

     The Fund America Investment and the SIST Residual are both highly sensitive to changes in mortgage loan prepayment rates and changes in market interest rates, particularly the one-month LIBOR upon which interest payments to holders of senior classes of these investments are generally based. At December 31, 1993, the one-month LIBOR was approximately 3.2% and, primarily as a result of the rising interest rate environment experienced throughout 1994, had increased to approximately 5.9% as of December 31, 1994. Such increase in LIBOR had a significant impact on the estimate of future cash flows that would be required to service the senior classes of debt. The ultimate expected maturities of the senior debt were extended approximately five years in the case of the Fund America Trust and approximately three years in the case of the SIST as a result of the increase in estimated cash flows needed to service the interest portion of such debt. The rise in LIBOR in 1994 and its effect on projected cash flows was offset, in part, by a significant decline in mortgage loan prepayments and refinancings, and, as a consequence, the assumed rate of prepayments on underlying CMO investments held in the Fund America Trust and the SIST were appropriately adjusted.

     Under the provisions of EITF No. 93-18, the determination of when a loss is to be "triggered" and reflected as a charge to earnings is a function of both future cash flows and the "risk free" rate used to discount such cash flows to their present value. At December 31, 1993, the "risk free" rate used to value the Fund America Investment and the SIST Residual was 5.0%, or the equivalent yield on a five-year U.S. Treasury obligation. As a result of both rising interest rates in 1994 and the lengthening of the period over which cash flows from these investments are expected to be received, the "risk free" rate utilized at December 31, 1994 was 7.8%, or the equivalent of a thirty-year U.S.

Treasury obligation. Such increase in the "risk free" rate substantially lowered the threshold at which realized losses on these investments were required to be recognized.

     The determination of the fair values of the Fund America Investment and the SIST Residual is primarily affected by the rate utilized to discount future cash flows. At December 31, 1993, the discount rate assumed by an investment banking firm to estimate the fair values of these investments was 11%, the same discount rate utilized to initially estimate the fair value of these investments. Based, in part, on the perceived risks associated with these types of investments and the turmoil experienced in the CMO marketplace during 1994 as a result of significant losses incurred by certain investment management funds investing in these types of instruments, the same investment banking firm utilized a substantially higher 20.5% discount rate at December 31, 1994. Based on projected cash flows at December 31, 1994, this increase in the assumed discount rate accounted for approximately $25 million of the decrease in the fair value of these investments during 1994.

     Due primarily to the increasing interest rate environment in 1994 and its effect on the projected future cash flows of the Fund America Investment and the SIST Residual as discussed above, realized investment losses on such investments were "triggered" under the provisions of EITF No. 93-18 on two occasions during 1994. For the three months ended March 31, 1994, SLC reflected a charge to earnings for the writedown of these investments from their GAAP book value totaling $96.4 million to their then fair value totaling $50.0 million, or a total charge of $46.4 million. For the three months ended December 31, 1994, SLC recorded an additional charge to earnings for the writedown of the Fund America Investment from its GAAP book value totaling $48.4 million to its estimated fair value of $8.6 million, or a total charge of $39.7 million.

     Following is information with respect to the amount and percentage of senior debt outstanding at December 31, 1994 and 1993, relative to each of the Fund America Trust and SIST, and the related book value, carrying value, and projected cash flows attributable to the Company's Fund America Investment and the SIST Residual:


---------------------------------------------------------------------------------------------------------------------
                                                                                 FUND AMERICA              SIST
                                                                               ------------------   -----------------
                         (DOLLARS IN MILLIONS)                                  1994       1993       1994     1993
---------------------------------------------------------------------------------------------------------------------
   Senior debt outstanding . . . . . . . . . . . . . . . . . . . . . . . . .   $152.8     $190.7     $56.6     $90.8
   Senior debt outstanding as a percentage of original senior debt. . . . . .    70.4%      87.9%     33.1%     53.1%

   Book value of SLC investment. . . . . . . . . . . . . . . . . . . . . . . . $  8.6     $ 81.7     $ 6.4     $13.8
   Carrying value of SLC investment(1) . . . . . . . . . . . . . . . . . . . .    8.6       58.6       3.6       8.5
   Projected future SLC cash flows(2). . . . . . . . . . . . . . . . . . . . .  267.2      315.7      40.5      49.7
   Projected date of first receipt of cash flows(2). . . . . . . . . . . . . .   2004       1999      2001      1998
----------------------------------------------------------------------------------------------------------------------

   (1) Represents the fair value of the Company's investments as estimated by an investment banking firm.

   (2) Represents the projected future cash flow attributable to the Company's 99% ownership in the Class B pass-through certificates issued by the Fund America Trust (87% at December 31, 1993) and the Company's 25% ownership in the SIST. The projected future cash flows and the projected date of first receipt of cash flows were estimated by the Company's investment adviser, NEAM, under an assumed unchanged future interest rate environment at each of the respective dates.


     The carrying values of the Fund America Investment and the SIST Residual at December 31, 1994 approximates the fair value of the RFCO Strips included in the trusts at December 31, 1994, and, therefore, management believes the likelihood of additional writedowns in the foreseeable future is remote.

     The declines in value of the Fund America Investment and the SIST Residual have not had and are not expected to have any effect on the Company's operating cash flows over the next several years. The writedowns reflected relative to these investments will, however, have a significant effect on earnings as reflected for financial reporting purposes. Prior to the writedowns discussed above, the Company had accrued investment income on these investments at 6.0% of their GAAP book value, or approximately $5.8 million of investment income in 1994.

Beginning in 1995, investment income will be accrued on these investments at an average 16.5% of their GAAP book value, or approximately $2.5 million of investment income. For statutory reporting purposes, the Investment Working Group of the NAIC has tentatively decided not to follow or adopt the GAAP accounting standards of SFAS No. 115 and EITF No. 93-18 described above. At December 31, 1994, the combined carrying value of the investments for SAP totaled $78.8 million.

   OTHER INVESTMENTS. At December 31, 1994, $127.0 million in book value of the Company's investment portfolio consisted of mortgage loans representing 5.4% of SLC's investment portfolio. The Company has a stated policy of not directly initiating or making new mortgage loans, except under limited circumstances, including primarily to finance sales of company-owned real estate. New mortgage loans have totaled $1.8 million, $3.1 million and $17.0 million during 1994, 1993 and 1992, respectively. During 1994, SLC acquired $7.9 million of mortgages as a distribution from one of its limited partnership investments and $5.2 million of mortgages in conjunction with the recapture of the CFLIC reinsurance agreement. Substantially all other mortgage loans owned by the Company were as a result of the acquisitions of life insurance companies in 1986 and prior years. At December 31, 1994, mortgage loans delinquent by more than 60 days constituted amounted to $3.5 million, or 2.8% of total mortgage loans. At December 31, 1994, SLC provided a $3.0 million reserve for possible mortgage loan losses through a charge to earnings.

   Real estate investments totaling $57.1 million and home office real estate totaling $13.0 million represented 2.4% and 0.6% of the Company's investment portfolio, respectively, at December 31, 1994. The Company has a stated policy of not making real estate investments, except for foreclosures on its existing mortgage loans. During 1994, there were no significant mortgage loan foreclosures. Mortgage loan foreclosures totaled $3.2 million and $5.7 million in 1993 and 1992, respectively. During 1993, SLC fulfilled its obligation to purchase certain real estate from former subsidiaries for approximately $19.0 million. In addition, in conjunction with the sale of Bankers in 1992, SLC purchased all of the real estate held by Bankers, primarily its home office real estate, for $9.0 million. In 1992, Bankers entered into a long-term lease for a portion of the property sold to SLC and in 1994 SLC sold a substantial portion of the remaining property at a gain. The remaining real estate acquired from Bankers, with a carrying value of $4.1 million at December 31, 1994, is held for sale.

   At December 31, 1994, the Company held limited partnership interests in various partnerships with a carrying value totaling $42.0 million, as compared to $43.6 million at year-end 1993 and $39.8 million at year-end 1992. These investments were made primarily to participate in the potential appreciation resulting from certain leveraged buyouts and corporate reorganizations. In addition, included in such investments at December 31, 1994 was a $21.1 million investment, representing a 49% limited partnership interest, in a partnership formed to acquire, through auction, certain mortgage loans and real estate formerly held by failed savings and loan associations for resale. The Company believes that, on a selective basis, these investments offer attractive risk-adjusted returns; however, such investments are not readily marketable and, in the event of a need for liquidity, the Company may be unable to quickly convert such investments into cash. See Note 6 of Notes to Financial Statements for additional information regarding the Company's investments in limited partnerships.

   The Company's investment portfolio at December 31, 1994, also included approximately $229.5 million of cash and short-term investments, plus certain fixed maturity investments (U.S. government agency-backed and mortgage-backed securities and publicly traded, investment-grade bonds) that could be readily converted to cash at or near carrying value with a carrying value of approximately $1,625.6 million. At December 31, 1994, these liquid investments constituted 79% of the Company's total cash and invested assets.

REINSURANCE

   Indemnity reinsurance is an arrangement or "treaty" under which an insurance company, the "reinsurer," agrees to indemnify another insurance company, the "ceding company," for all or a portion of the insurance risks underwritten by the ceding company. Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risks and to limit its maximum loss on large risks, including risks that exceed SLC's applicable policy-retention limits, currently ranging up to $500,000 per insured for individual life insurance products. Indemnity reinsurance does not discharge the ceding insurer's liability to meet policy claims on the reinsured business. The ceding insurer remains responsible for policy claims on the reinsured business to the extent the reinsurer fails to pay such claims. The Company reinsures with unaffiliated insurance companies, except that Southwestern Life reinsures a block of interest-sensitive life business from Modern American. The in force amount under this reinsurance treaty with Modern American at December 31, 1994 was approximately $455.7 million.

   Under most of the Company's reinsurance arrangements, new insurance and annuity sales are reinsured automatically rather than on a basis that would require the reinsurer's prior approval. The Company pays reinsurance premiums to such reinsurers which are, in general, based upon percentages of premiums received by the Company on the business reinsured less, in certain cases, ceding commissions and experience refunds paid by the reinsurer to the Company. Such agreements are generally terminable at any time as to new risks by either the Company or the reinsurer on appropriate notice; however, such termination does not affect risks ceded during the term of the agreement, which generally remain with the reinsurer, subject, in specified cases, to specified rights on the part of the Company to recapture such risks. Insurance in force ceded in 1994 under indemnity reinsurance agreements totaled approximately $1.5 billion. See Note 11 of Notes to Financial Statements.

   In a few instances, SLC's subsidiaries have ceded blocks of insurance to unaffiliated reinsurers to provide funds for enhancing surplus, financing acquisitions, and other purposes. Under these financing arrangements, statutorily determined profits on the reinsured business are accelerated through the reinsurer's payment of ceding commissions representing the present value of profits on the business over the reinsurance period. These reinsurance transactions, or so-called "surplus relief reinsurance" represent financing arrangements and, in accordance with GAAP, are not reflected in the accompanying financial statements, except for the ceding fees paid to or received from reinsurers. Statutory surplus provided by such treaties before tax effects totaled $57.8 million at December 31, 1994, or approximately 12% more than the $51.5 million of surplus relief at December 31, 1993 primarily as a result of the $20.7 million net ceding fee incurred by Employers Reassurance Corporation ("ERC") to effect the recapture of certain reinsurance from CFLIC. See Note 4 of Notes to Financial Statements. These arrangements are expected to terminate over the next several years through the recapture of the ceded blocks of business and such recaptures will result in a charge to the statutory earnings of the recapturing companies.

   Historically, reinsurance has not had a significant effect on SLC'S consolidated results of operations, with net ceded premium income and other considerations representing 6% or less of total premium income and other considerations in each of the past three years.

ADMINISTRATIVE OPERATIONS

   The administrative operations of most of SLC's subsidiaries are consolidated through FMI, the service corporation subsidiary of SLC. Functioning as the employer of substantially all of the employees performing services in SLC's insurance operations, FMI provides management and administrative services to SLC companies directly and through arrangements with third parties. Claims administration, risk underwriting, regulatory compliance, and development and marketing of insurance products are consolidated on behalf of all of SLC's insurance subsidiaries and are generally separated for servicing and performed on the basis of insurance product or business segment instead of on a per subsidiary basis. A significant portion of the data processing services required in the administrative operations of SLC's insurance subsidiaries is provided by a third party vendor.

   Because of the operational interrelationships among SLC's insurance subsidiaries, the sales of subsidiaries in prior years have required changes in the administrative operations of various SLC companies, including changes in executive responsibilities and personnel requirements. The complete separation of the operations of SLC's subsidiaries and the subsidiaries previously sold occurred in 1993, with the expiration of the servicing arrangements that were entered into when the former subsidiaries were sold in 1989 and 1990. Following a full-scale review, the administrative operations of SLC's subsidiaries have been reorganized to reduce inefficiencies, redundancies and excess capacities, and the operations of several companies have been consolidated across product lines in a primary location under a common management team.

COMPETITION

   The insurance industry is highly competitive, with approximately 2,000 life and health insurance companies in the United States. Certain large insurers and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance policies, and larger agency sales operations than those of SLC's insurance subsidiaries. Financial and claims paying ratings assigned to insurers by the nationally recognized independent rating agencies, always a key ingredient, have in some markets become preemptive, especially in the area of accumulation products. SLC's insurance subsidiaries also are encountering increased competition from banks, securities brokerage firms, and other financial intermediaries marketing insurance products and other investments, such as savings accounts and securities. SLC's life insurance subsidiaries, like all life insurance companies, can expect greatly increased competition from banks due to a recent judicial decision and potential congressional action. In January, the U.S. Supreme Court held that national banks may market and sell fixed, variable, and hybrid annuities. Also in 1995, bills have been introduced in Congress that would substantially widen the opportunities for banks to participate in the insurance industry, including allowing banks to sell insurance products and bank holding companies to own insurance companies.

   SLC's insurance subsidiaries compete primarily on the basis of experience, size, accessibility, cost structure and pricing, claims responsiveness, product design and diversity, service, and distribution. SLC believes that its insurance subsidiaries are generally competitive based on premium rates and service, have longstanding relationships with their agents, and offer a diverse portfolio of products.

RATINGS

   SLC's subordinated debt and preferred stock are rated by Moody's and S&P. These agencies, along with Duff & Phelps Credit Rating Company ("Duff & Phelps"), have also rated the claims paying ability of certain of SLC's insurance subsidiaries. In addition, A.M. Best, an agency specializing in the rating of insurance companies, has assigned ratings to each of SLC's insurance subsidiaries. Since 1992, substantially all of the ratings issued by these agencies have reflected ratings downgrades due primarily to continuing high levels of debt at the parent company level. As a result of these downgrades, SLC has a subordinated debt rating of "C" by Moody's and "C" by S&P, and a preferred stock rating of "C" by Moody's and "C" by S&P (all of which are below investment grade). SLC's lead life insurance subsidiary, Southwestern Life, has a "B+" rating by A.M. Best (very good), a claims paying rating of "B" by Duff & Phelps, and "B+" by S&P. Additionally, Moody's has assigned an insurance financial strength rating of "B2"
(poor) to Southwestern Life. Bankers New York has been assigned a rating of "A-" and the remaining SLC subsidiaries have been assigned a rating of "B+" by A.M. Best. For many of these ratings, SLC and its subsidiaries remain under review, with negative implications.

   The following ratings downgrades, beginning in 1991 and continuing into 1995, were precipitated by the amount of corporate debt remaining from SLC's prior acquisitions, the perceived interdependence of the SLC's holding company structure, high and continuing leverage at the parent company, and losses incurred in connection with past investment strategies: Duff & Phelps lowered the claims paying abilities of certain SLC subsidiaries in January 1993, October 1994, and January 1995; A.M. Best lowered its ratings in
February 1993 and January 1995; Moody's lowered the subordinated debt, preferred stock, and insurance financial strength ratings in June 1993 and January 1995; and S&P lowered the subordinated debt, preferred stock, and claims paying ratings in November 1992 and January 1995. These factors have also contributed to increased regulatory oversight of the SLC insurance holding company organization.

   The ratings assigned to SLC and its insurance subsidiaries have a significant effect on SLC's ability to issue debt securities, as well as the interest rates that SLC must pay in order to borrow funds. The claims paying ratings assigned to SLC's subsidiaries could have a significant effect on a given subsidiary's ability to market its products, as well as its ability to retain its presently existing insurance in force.

REGULATION

  GENERAL. SLC's insurance subsidiaries are subject to comprehensive regulation in the various states in which they are authorized to do business. The laws of these states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, to regulate trade practices, reserve requirements, the form and content of policies, and the types and amounts of investments, and to review premium rates for fairness and adequacy. These supervisory agencies periodically examine the business and accounts of insurance companies, including SLC's insurance subsidiaries, and require them to file detailed annual financial statements and reports prepared in accordance with SAP. In addition, as an insurance holding company, SLC is also subject to regulatory oversight in the states in which its insurance subsidiaries are domiciled and conduct business.

   REGULATORY REVIEW. In recent years increased scrutiny has been placed upon the insurance industry generally and the adequacy of the existing state regulatory framework in particular. In light of these developments, the NAIC and state insurance regulators have also become involved in the process of reexamining existing laws and regulations and their application to insurance companies. In addition, in connection with its accreditation of states to conduct periodic examinations, the NAIC has encouraged and persuaded states to adopt model NAIC laws on specific topics, such as holding company regulations, the structure of reinsurance transactions and the definition of extraordinary dividends. During 1992 and continuing through 1994, in part as a result of these activities, SLC's insurance subsidiaries became subject to substantially more oversight by insurance regulators than had been the case in the past, and such increased oversight will likely continue in 1995 and future periods.

   During 1992, a special working group of the NAIC (the "Group"), which included the representatives of the insurance departments of seven states, conducted an extensive review of the operations and financial condition of SLC and its respective insurance subsidiaries. Management believes that the concerns raised in 1992 by the Group have been resolved. Nevertheless, the Group has indicated it will continue to monitor, to the extent it deems appropriate, the activities and the operations of SLC and its insurance subsidiaries.

   REGULATION OF DIVIDEND PAYMENTS. As a holding company with no other business operations, SLC's primary sources of cash needed to meet its obligations, including principal and interest payments on its outstanding indebtedness, are sales of and interest on its investments and dividends from its insurance subsidiaries. SLC's insurance subsidiaries are subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that they may make to SLC without obtaining prior regulatory approval. See Note 9 of Notes to Financial Statements for additional information regarding dividend restrictions.

   MINIMUM CAPITAL REQUIREMENTS. Effective with statutory annual statements filed for the year ended December 31, 1993, and thereafter, all life insurance companies are required to calculate, utilizing NAIC formulas, their levels of total adjusted capital and risk-based capital. A ratio (the "RBC ratio") is then determined based on the company's level of adjusted capital to its risk-based capital.

   In states that have adopted the NAIC regulations, including each of the states where the Company's insurance subsidiaries are domiciled, the RBC requirements provide for four different levels of regulatory attention depending on an insurance company's base adjusted capital ("BAC") ratio. The BAC ratio is defined as two times the RBC ratio. The "Company Action Level" is triggered if a company's BAC ratio is less than 200% but greater than or equal to 150%, or if a negative trend has occurred (as defined by the regulations) and the company's BAC ratio is less than 250%. At the Company Action Level, the affected company must submit a comprehensive plan to its regulatory authority that discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's BAC ratio is less than 150% but greater than or equal to 100%. At the Regulatory Action Level, the regulatory authority will perform a special examination of the affected company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's BAC ratio is less than 100% but greater than or equal to 70%, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's BAC ratio is less than 70%, and the regulatory authority is mandated to place the affected company under its control.

   Management believes that the levels of capital in SLC's insurance subsidiaries are sufficient to meet RBC requirements. Based on the NAIC's formulas, the RBC ratios for all but one of SLC's life insurance subsidiaries, based on financial statements as filed with regulatory authorities, exceeded 300% at December 31, 1994. One subsidiary's

RBC ratio approximated 208% and management is in the process of evaluating alternatives to achieve at least a 300% RBC ratio for such subsidiary by year-end 1995.

   GUARANTY FUNDS. From time to time, assessments are levied on SLC's insurance subsidiaries by life and health guaranty associations in those states in which they are licensed to do business. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. SLC's insurance subsidiaries paid assessments of $2.7 million in 1994.

   CERTAIN AGREEMENTS WITH REGULATORY AUTHORITIES. Certain subsidiaries of SLC have entered into agreements with state insurance departments which impose restrictions or reporting requirements in connection with their operations of business or their payments of dividends. In management's view, none of these regulatory agreements have adversely affected the insurance business of the Company.

   In conjunction with the receipt of the approval of the Texas Department required for the restructuring of SLC's insurance holding company organization in September 1993, SLC and its Texas-based subsidiaries, Southwestern Life and Union Bankers, entered into an agreement with the Texas Department, which superseded a prior regulatory agreement they had entered into on March 31, 1993. Among other things, the agreement with the Texas Department requires SLC, Southwestern Life and Union Bankers to provide the Texas Department with designated information on an on-going basis relating to surrenders on Southwestern Life and its subsidiaries, Constitution Life and Bankers New York, and departures of executive officers, among other areas; requires Southwestern Life to provide 30 days prior notice of the payment of any stockholder dividend, to limit the amount it invests in private placement securities, and to not invest in interest-only CMOs; and requires 30 days prior notice of any financial reinsurance transaction or acquisition of business through assumption reinsurance by either Southwestern Life or Union Bankers. See Note 9 of Notes to Financial Statements for additional information regarding dividend restrictions.

   REGULATION AT FEDERAL LEVEL. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have effects on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements, the removal of barriers restricting banks from engaging in the insurance and mutual fund business and changes in the taxation of insurance companies and the products they market. It is not possible to predict the outcome of any such congressional activity or the potential effects thereof on the Company or its business.

   HEALTH REFORM LEGISLATION. Numerous legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the U.S. health care system nationally or at the state level. Certain proposals, such as cutbacks in the Medicare and Medicaid programs, containment of health care costs on an interim basis by means that could include a freeze on prices charged by physicians, hospitals and other health care providers, and permitting states greater flexibility in the administration of Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company's operating results.

   OTHER REGULATION. During 1993, the NAIC initiated the process of drafting a model investment act. In general, the currently drafted investment act is more restrictive than the present investment laws of the states in which SLC's insurance subsidiaries are domiciled. If adopted, it is likely that such model investment act would limit the types of investments that can be made by SLC's insurance subsidiaries in future periods, as well as the amounts that could be invested in various investment categories, which could result in an overall reduction in investment yields.

RESERVES

   In accordance with applicable insurance laws, SLC's insurance subsidiaries have established and carry as liabilities actuarial reserves to meet their respective policy obligations. Life insurance reserves, when added to interest thereon at certain assumed rates and premiums to be received on outstanding policies, are calculated to be sufficient to meet policy obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality and interest rates. Reserves maintained for health insurance include the unearned premiums under each policy, reserves for claims that have been reported but are not yet due, and reserves for claims that have been incurred but have not been reported. Furthermore, for all health policies under which renewability is guaranteed, additional reserves are maintained in recognition of the actuarially calculated probability that the frequency and amount of claims will increase as the attained age of the insured increases. SLC's insurance subsidiaries maintain reserves on reinsured business once it is assumed by them and take credit for reserves on reinsured business after it is ceded to other insurers by them. Reserves for the assumed reinsurance are computed on bases essentially comparable to direct insurance reserves. See Note 1 of Notes to Financial Statements for additional information regarding reserve assumptions under GAAP.

EMPLOYEES

   At March 1, 1995, SLC and its subsidiaries employed a total of approximately 1,000 persons, excluding agents who are not employees but are independent contractors. This reflects a decrease in employees from 1,300 at December 31, 1993 and 1,500 at December 31, 1992 (excluding employees of Bankers). The consolidation of most of the Company's operations in Dallas, Texas in 1993 and 1994, and reductions-in-force instituted in such years to reduce costs and increase operating efficiencies, primarily account for the reduction in employees.

ITEM 1A. EXECUTIVE OFFICERS OF REGISTRANT.

   Set forth below is certain information regarding the current executive officers of SLC.

   On October 10, 1994, Robert L. Beisenherz resigned from his positions as Chairman and a member of the Board of Directors of SLC and as its President and Chief Executive Officer. That same date, James R. Kerber was elected as a director of the Company and appointed to the positions of interim Chief Executive Officer and President of SLC. On January 18, 1995, the Board of Directors elected Glenn H. Gettier, Jr. as Chairman and a member of the Board of Directors of the Company and as the Company's Chief Executive Officer. Mr. Kerber was elected to the additional positions of Vice Chairman of the Board and Chief Operating Officer of the Company.

   DANIEL B. GAIL, age 44. Executive Vice President, General Counsel and Secretary since July 1994. Mr. Gail also serves as an officer in a majority of the Company's subsidiaries. Prior to joining the Company, Mr. Gail had been a shareholder of the Dallas, Texas law firm of Winstead, Sechrest & Minick, P.C., since 1989, and an associate and shareholder of the Dallas, Texas law firm of Moore & Peterson, P.C., from 1981 to 1989.

   GLENN H. GETTIER, JR., age 52, Chief Executive Officer and Chairman of the Board since January 18, 1995. Mr. Gettier is also a member of the Executive Committee of the Board of Directors and serves as a director of a majority of the Company's subsidiaries. Mr. Gettier served as the Executive Vice President, Chief Financial Officer and as a director of USLICO Corporation, an insurance holding company, and United Services Life Insurance Company, a life insurance company, both located in Arlington, Virginia, from October 1992 until joining the Company in January 1995. From 1984 until 1990, Mr. Gettier served as the Executive Vice President and Chief Financial Officer of The Equitable Life Assurance Society of the United States, a diversified financial services organization, located in New York, New York.

   ROBERT C. GREVING, age 43. Executive Vice President and Chief Actuary since 1992. Mr. Greving joined the SLC organization in 1990 and served as a Senior Vice President of the Company until 1993. He also serves as Executive Vice President, Chief Actuary and a director of SLC's subsidiary, Southwestern Life, and as an officer and director of various other SLC subsidiaries. Mr. Greving was a Senior Vice President and Actuary of American Founders Life Insurance Company, a life insurance company located in Phoenix, Arizona, from January 1988 until July 1990.

   JOHN T. HULL, age 51. Executive Vice President since March 1993,
Treasurer since 1983 and Chief Financial Officer since 1994. Mr. Hull served from 1983 to 1993 as Senior Vice President and from 1979 to 1982 as the chief accountant for SLC and certain of its affiliates. He is also an officer and a director in a majority of the Company's subsidiaries and has also served since 1983 as Treasurer of several SLC subsidiaries.

   JAMES R. KERBER, age 62. President of the Company since October 1994 and Chief Operating Officer and Vice Chairman of the Board since January 1995. Mr. Kerber is also a member of the Executive Committee of the Company's Board of Directors and serves as the President and Chairman of the Board of a majority of the Company's subsidiaries. Mr. Kerber served from 1990 until he joined the Company in 1994 as the Senior Executive Vice President - Insurance Operations of Life Partners Group ("LPG"), an insurance holding company located in Denver, Colorado. From 1981 through March 1990, Mr. Kerber had been employed by the Company as its Executive Vice President, Insurance Operations - Denver. Mr. Kerber resigned from his position with the Company in 1990 contemporaneously with the closing of the Company's sale of certain subsidiaries to an affiliate of LPG.

   C. FRED RICE, age 56. Senior Executive Vice President-Marketing and Real Estate since 1985. Mr. Rice has served as a director of the Company since 1975 and is a member of the Investment Committee and the Stock Option Committee of the Board of Directors. He also has served since 1970 as an officer and director of various affiliates of SLC. Mr. Rice is also an employee of CNC, serving as Vice President, Secretary, and a director of CNC since 1984.

   H. DON RUTHERFORD, age 58. Executive Vice President-Marketing since
April 1994. Prior to that, he served as Senior Vice President from March 1993. Mr. Rutherford joined Union Bankers Insurance Company in 1967, and serves as Executive Vice President and Senior Marketing Officer of that subsidiary. Mr. Rutherford serves as Marketing Director for the individual life and health products of SLC's insurance organization.

   Officers are elected by the Board of Directors of SLC and hold office until their respective successors are duly elected and qualified. All of the executive officers of SLC are employed by its wholly-owned subsidiary, Facilities Management Installation, Inc., except Mr. Rice.

ITEM 2. PROPERTIES.

   The following table sets forth certain information regarding the principal physical properties of SLC and its subsidiaries as of March 1, 1995. SLC also owns a 2,600-acre residential and recreational real estate development in Perry Park, Kentucky, and SLC's subsidiaries own certain real estate located in Chicago, Illinois, which was acquired from Bankers at the time of its sale in November 1992, and an office building with 129,000 square footage, at 2551 Elm Street, Dallas, Texas, where Union Bankers was formerly headquartered; they also hold, for investment purposes, certain real estate, none of which is included in the table below.

         PRINCIPAL               HEADQUARTERS         SQUARE         OWNED
          COMPANY                  LOCATION           FOOTAGE      OR LEASED
          -------                ------------         -------      ---------
SLC, Southwestern Life and   500 North Akard Street   182,000*  Leased, expiring
 Union Bankers               Dallas, Texas 75201                November 1995*

Bankers New York             65 Froehlich Farm Blvd.   14,400   Leased, expiring
                             Woodbury, New York 11797           February, 1997

PALICO                       3121 Buffalo Speedway    221,000   Owned
                             Houston, Texas 77098

______________
* Effective December 1, 1995, the square footage leased will be reduced to 132,017 and the term will be extended to November 30, 1997.

ITEM 3. LEGAL PROCEEDINGS.

   Modern American is a defendant in a class action lawsuit filed by William
D. Castle and others on or about May 14, 1993 in the Circuit Court of Jackson County, Missouri, styled WILLIAM D. CASTLE, ET AL. V. MODERN AMERICAN LIFE INSURANCE COMPANY, CV93-10275 (the "CASTLE case"). The suit purports to be brought on behalf of a class of persons who own what plaintiffs denominate as charter contracts, issued by life insurance companies merged into or acquired by Modern American and its predecessors. The petition alleges breach of contract, and seeks declaratory judgment, costs, expenses and such other relief as the Court deems appropriate. As an alternative, the petition seeks rescission. SLC was added as a defendant to the CASTLE case by an amended petition, filed February 16, 1993, alleging that SLC should be liable for any judgment against Modern American because
SLC is the "alter ego" of Modern American and because SLC tortiously interfered with Modern American's contracts with the plaintiffs. SLC's motion to dismiss the amended petition as to SLC has been denied. On July 27, 1994, the Circuit Court entered an order relative to the plaintiffs' motion for certification of the suit as a class action and certified six subclasses composed of the persons who own or owned the so-called charter contracts purchased from Modern American and five of its predecessor corporations. A motion for summary judgment on the breach of contract claim filed by Modern American was overruled on October 19, 1994, and on such date plaintiffs'
Notice of Class Action was approved by the court. Modern American's motion for partial summary judgment regarding plaintiffs' request for rescission based upon alleged fraud is awaiting decision. In January 1995, the trial court judge set the CASTLE case for trial commencing July 31, 1995.

   On or about October 12, 1993, the Plaintiffs in the CASTLE case also filed a lawsuit in the Circuit Court of Cole County, Missouri, naming Modern American and the Director of the Missouri Department of Insurance (the "Missouri Director") as Defendants. The second lawsuit, styled ROBERT J. MEYER, ET AL. V. JAY ANGOFF DIRECTOR OF THE MISSOURI DEPARTMENT OF INSURANCE AND MODERN AMERICAN LIFE INSURANCE COMPANY, CV193-1331CC (the "MEYER case"), is an appeal from the regulatory proceedings before the Missouri Department of Insurance, by which Modern American received regulatory approvals required for it to participate in the restructuring of the SLC insurance holding company organization. The restructuring was completed on or about September 29, 1993. The Plaintiffs in the MEYER case are seeking reversal or remand of the Director's Order of approval. On February 1, 1994 and July 15, 1994, the Cole County Circuit Court issued orders affirming the Order of the Missouri Director, which approved the reorganization of Modern American. On August 16, 1994, the plaintiffs appealed the Cole County Circuit Court's order to the Missouri Court of Appeals. On March 14, 1995, the Missouri Court of Appeals reversed the judgment of the Cole County Circuit Court and remanded the case for further proceedings. Specifically, the Missouri Court of Appeals remanded the case to the Cole County Circuit Court for a trial de novo of those transactions approved by the Director pursuant to Ch. 382 of the Missouri Revised Statutes. Management has instructed its counsel to petition the Court of Appeals for a rehearing.

   Although it is not possible at this time to make a meaningful assessment of the outcome of the litigation described above, SLC believes it has meritorious defenses to both the CASTLE and MEYER cases and intends to defend both cases vigorously. An unfavorable decision in any of these cases, however, could have a material adverse effect upon the financial condition of SLC.

   A subsidiary of SLC, together with six other parties, has been notified by the Texas Natural Resource Conservation Commission (formerly known as the Texas Water Commission) that it is a potentially responsible party under Texas environmental law with respect to certain property owned by that subsidiary and leased to a third party in Texas. That property is part of a tract of approximately 17 acres that allegedly has been contaminated with creosote. The potentially responsible parties have engaged an environmental consulting firm to investigate the extent of the contamination and develop a clean-up plan, after which the costs of the clean-up can be estimated. The Phase I Remedial Investigation was completed during the first half of 1993, and the Phase I Remedial Investigation Technical Memorandum (Phase I Report) was finalized by the end of 1993. Phase II of the Remedial Investigation and the risk assessment were delayed, but are currently scheduled to be performed during 1995. SLC's subsidiary has agreed to pay 6% of the cost of the investigation, and a former SLC subsidiary, which SLC has agreed to indemnify, has also agreed to pay 6% of the cost of the investigation. There is no agreement among the potentially responsible parties with regard to any responsibility for or the allocation of costs of any remedial action which may ultimately be determined necessary. A potentially responsible party brought an action, TOWNE SQUARE ASSOCIATES AND MILLENNIUM III REAL ESTATE CORPORATION V. GSV PROPERTIES, ET AL., Cause No. 91-15951, filed November 1991 in the 250th Judicial District, Travis County, Texas, naming the other potentially responsible parties defendants, including SLC's subsidiary and former subsidiary. SLC's subsidiary and former subsidiary asserted a counterclaim against the plaintiff as well as the other defendants, contesting their status as potentially responsible parties and seeking contribution and/or indemnity. The claims between the plaintiff and SLC's subsidiary and former subsidiary have now been resolved and the Texas Natural Resource Conservation Commission is contesting the Court's jurisdiction over the remaining claims.

   SLC, and Robert L. Beisenherz and Robert T. Shaw, each a former Chairman of the Company, and certain former affiliates of the Company, were added by an Amended Complaint, filed December 3, 1993, as defendants in a lawsuit pending in Marion Circuit Court in Indianapolis, Indiana, MUTUAL SECURITY LIFE INSURANCE COMPANY, BY ITS LIQUIDATOR, JOHN F. MORTELL V. JAMES
M. FAIL, EMILY S. FAIL, JACK A. GOCHENAUR, ALVIN R. TOWNSEND, SR., JANICE T. TOWNSEND, CHARLES D. CASPER, HARRY T. CARNEAL, CLIFFORD G. SMITH, KATHERYN F. SMITH, THOMAS K. PENNINGTON, MICHAEL BOEDEKER, MELVIN R. SCHOCK, LIFESHARES GROUP, INC., LSC-MARKETING, INC., LIFESHARES SERVICES COMPANY, MICHAEL S. LANG, LANG ASSOCIATES, INC., BETA FINANCIAL CORPORATION, THE OKLAHOMA BANK, ROBERT T. SHAW, CONSOLIDATED NATIONAL CORPORATION, I.C.H. CORPORATION,
BANKERS LIFE AND CASUALTY COMPANY, MARQUETTE NATIONAL LIFE INSURANCE COMPANY, ROBERT L. BEISENHERZ, MARILYN BEISENHERZ, THEODORE L. KESSNER, AND CROSBY, GUENZEL, DAVIS, KESSNER & KUESTER (the "MUTUAL SECURITY case"). On January 3, 1994, the suit was removed to the United States District Court, the Southern District of Indiana at Indianapolis, Case No. IP94-0001 C. A Second Amended Complaint was filed on or about May 18, 1994. The Plaintiff, the Indiana Commissioner of Insurance, who had been appointed Liquidator of Mutual Security Life Insurance Company ("MSL") pursuant to a Final Order of Liquidation entered on December 6, 1991, alleges in the Second Amended Complaint that the defendant, James M. Fail, and others acquired control of MSL through a series of transactions and misused assets of MSL to acquire control of Bluebonnet Savings Bank, FSB ("Bluebonnet"), thereby contributing to the insolvency of MSL. The allegations against the Company arise primarily from a loan that was made to Fail in 1989 by Bankers, at that time a subsidiary of the Company. The Plaintiff alleges that the Company and others are liable for the acts of Fail under doctrines of joint venture and conspiracy, including alleged violations of the Racketeer Influenced &
Corrupt Organizations Act ("RICO"), 18 U.S.C. Section 1961, ET SEQ. The complaint seeks unspecified compensatory damages, treble damages, costs, attorney fees and all other appropriate relief. On March 30, 1994, motions to dismiss were filed by CNC and its indirect subsidiary, Marquette. Motions to dismiss were also filed on behalf of Robert T. Shaw and CNC, as well as Robert L. Beisenherz. All such motions are awaiting decision.

   On November 22, 1994, a second lawsuit was filed in the United States District Court in the Southern District of Indiana, Case No. IP94-1934-C-M/S, by the plaintiff liquidator of Mutual Security Life Insurance against essentially the same defendants as in the Mutual Security case. This second suit seeks to enjoin certain transfers of Bluebonnet stock set to occur in connection with the settlement of another cause of action filed in Arizona. The court has denied plaintiff liquidator's motion for preliminary injunction in this matter, and the defendants have filed a motion to dismiss this suit as duplicative litigation.

   The Company believes it has meritorious defenses to the MUTUAL SECURITY case and the related second suit and intends to defend each suit vigorously.

   In July 1994, the IRS completed its examination of SLC for the years 1986 through 1989 and proposed deficiencies totaling approximately $127.7 million, before interest. A substantial portion of the proposed deficiencies involved the deductibility of approximately $444.0 million of interest expense on certain surplus debentures issued by SLC's insurance subsidiaries. Management believes the surplus debentures in question were legally enforceable debt instruments, as opposed to equity contributions, and that the related interest was properly deductible. Management disagreed with the proposed deficiencies and filed a written protest with the IRS. On March 7, 1995, representatives of SLC met with the IRS Appeals Officer at which meeting such Appeals Officer indicated his tentative agreement with the Company's position that no portion of the previously deducted interest expense on certain surplus debentures would be disallowed. The Appeals Officer's decision is not final and is subject to review. See Note 12 of Notes to Financial Statements.

   The Company, James R. Kerber, Vice Chairman, President and Chief Operating Officer of the Company, C. Fred Rice, a director and Senior Executive Vice President of the Company, Charles L. Duncan, a director of the Company, and Robert L. Beisenherz, a former Chairman and Chief Executive Officer of the Company, are defendants in a class action lawsuit styled, CHARLES OPTIZ, RAY SCHULMAN, CHARLES HALL, FRANK E. ORENSTEIN, AND WYDE LUMBER & SUPPLY CORP. PROFIT SHARING PLAN V. CHARLES L. DUNCAN, ROBERT L. BEISENHERZ, C. FRED RICE, JAMES R. KERBER AND SOUTHWESTERN LIFE INSURANCE COMPANY, filed in U.S. District Court, Northern District of Texas, on March 21, 1995, Case Number 3-95CV-0416G. The Plaintiffs seek relief on behalf of themselves and all other persons who purchased the Company's preferred and/or common stock between April 9, 1993 and February 3, 1995, due to alleged violations of the securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and for common law fraud and deceit. The suit seeks certification as a class action, unspecified monetary damages, legal fees and costs and other appropriate relief. All of the defendants deny all of the allegations, believe they have meritorious defenses to all of the claims and intend to defend the case vigorously.

   Except as described above, SLC and its subsidiaries are not parties, and their property is not subject to, any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses. See
Note 12 of Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   The Common Stock of Southwestern Life Corporation is listed for trading on the American and Chicago Stock Exchanges under the symbol "SLC." The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock as reported by the American Stock Exchange.

                                            1994                1993
                                        -------------       -------------
                                        HIGH      LOW       HIGH      LOW
----------------------------------------------------------------------------
    First quarter . . . . . . . . . .   7 5/8     5         7 1/4     3 3/4
    Second quarter  . . . . . . . . .   6         5         7 3/8     4 9/16
    Third quarter . . . . . . . . . .   6 1/2     5 1/4     6 3/4     4 7/8
    Fourth quarter  . . . . . . . . .   5 7/8     2 1/16    6 3/4     4 3/4
----------------------------------------------------------------------------

   At March 27, 1995, 47,205,200 shares of Common Stock of SLC were outstanding and were owned of record by approximately 51,000 stockholders. No cash dividends have been declared by SLC on its Common Stock since 1985. SLC anticipates that it will continue for the foreseeable future to follow a policy of retaining substantially all its earnings, and that as a result no cash dividends on the Common Stock will be declared. Certain indentures currently restrict SLC from declaring or paying dividends on its capital stock in excess of specified amounts. See Note 3 of Notes to Financial Statements.

   On February 11, 1994, SLC repurchased from CNC 100,000 shares of the Class
B Common Stock of SLC, representing all of the shares of that class authorized, issued and outstanding. See "Business-Business Strategy" and Note 4 of the Notes to Financial Statements. As a result of that repurchase and the amendment of the Company's Certificate of Incorporation to delete all references to such shares of stock, SLC is no longer authorized to issue any shares of Class B Common Stock. No cash dividends had been declared on the shares of SLC's Class B Common Stock since 1985.

ITEM 6. SELECTED FINANCIAL DATA.

   The following table sets forth for the indicated periods selected historical financial information for SLC and its consolidated subsidiaries. Such information should be read in conjunction with the consolidated financial statements of SLC, and the related notes and schedules, included elsewhere herein. Factors affecting the comparability of certain indicated periods are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                  YEAR ENDED DECEMBER 31,
(DOLLARS IN MILLIONS,                 ------------------------------------------------
EXCEPT PER SHARE DATA)                 1994(1)   1993(2)    1992     1991(3)    1990
----------------------                --------  --------  --------  --------  --------
Revenues . . . . . . . . . . . . . .  $  529.5  $1,082.4  $1,740.3  $1,887.6  $1,826.5
Operating earnings (loss). . . . . .    (337.5)    211.9      50.9      25.4     (11.4)
Net earnings (loss). . . . . . . . .    (337.5)    203.3      46.5      34.2      (5.6)
Net earnings (loss) applicable to
  common stock . . . . . . . . . . .    (351.1)    174.5      15.7       3.4     (36.4)
---------------------------------------------------------------------------------------
Per common share data:
  Primary:
    Operating earnings (loss). . . .  $  (7.38)   $  3.82  $    .42  $   (.11) $  (.88)
    Net earnings (loss). . . . . . .     (7.38)      3.64       .33       .07     (.76)
  Fully diluted:
    Operating earnings (loss). . . .     (7.38)      3.53       .42      (.11)    (.88)
    Net earnings (loss). . . . . . .     (7.38)      3.38       .33       .07     (.76)
Common stockholders' equity
 (deficit) . . . . . . . . . . . . .     (3.48)      5.55      1.88      1.16      .99
Cash dividends . . . . . . . . . . .         -         -         -         -        -
---------------------------------------------------------------------------------------
Balance sheet data at end of period:
  Total assets . . . . . . . . . . . $3,146.7   $3,697.9  $3,868.1  $5,598.2  $5,474.1
  Notes payable. . . . . . . . . . .    369.4      418.0     543.3     706.1     781.6
  Stockholders' equity . . . . . . .     35.3      495.2     419.2     384.9     376.7
  Common stockholders' equity
   (deficit) . . . . . . . . . . . .   (164.7)     265.9      90.0      55.7      47.5
---------------------------------------------------------------------------------------

(1) Operating loss and net loss in 1994 include a charge for the cumulative effect at December 31, 1994, of a change in accounting for assessing the recoverability of excess cost of acquired subsidiaires over net assets acquired totaling $210.7 million, or $(4.43) per share. Such cumulative effect was determined to be inseparable from a change in an estimate.

(2) Net earnings in 1993 includes charges for the cumulative effect to January 1, 1993 of a change in the method of accounting for post-retirement benefits totaling $1.8 million, or $(.04) per share, and the cumulative effect at December 31, 1993 of a change in accounting for certain debt and equity securities totaling $4.9 million, or $(.10) per share.

(3)  Net earnings in 1991 include a benefit for the cumulative effect to January
     1, 1991 of a change in the method of accounting for income taxes totaling $8.8 million, or $.18 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following is an analysis of the results of operations and financial condition of SLC and its consolidated subsidiaries. The consolidated financial statements and related notes and schedules included elsewhere in this Form 10-K should be read in conjunction with this analysis.

RECENT EVENTS AND OTHER FACTORS

   SLC's recent operating results are overwhelmingly affected by largely nonrecurring or infrequent items. At December 31, 1994, SLC adopted an accounting change relative to its methodology of assessing the recoverability of excess cost ("goodwill") that had a significant effect on the Company's reported results and its stockholders' equity. In addition, as a result of rising interest rates in 1994 and the application of accounting principles adopted at year-end 1993, the Company reflected significant other than temporary writedowns relative to certain of its CMOs. See "Business-Investments" and Note 5 of Notes to Financial Statements.

   Other events during 1994 included 1) the purchase and retirement of SLC's Class B Common Stock which had given its previous holders the ability to elect 75% of the members of SLC's Board of Directors, 2) the termination of significant and complex reinsurance agreements with a former affiliate, and 3) the continued consolidation of operations and reductions in operating expenses. See Note 4 of Notes to Financial Statements. Management's efforts in 1994 to identify potential acquisition targets or merger partners to complement SLC's core businesses, and to sell certain of its nonstrategic subsidiaries, were unsuccessful. As a consequence, the Company's ability to meet its maturing debt obligations as they become due in 1995 and 1996 became more problematic.

   Following is an analysis of these various events and factors, including management's assessment of their impact on the financial position and liquidity of SLC, as well as management's future expectations.

CHANGES IN CAPITAL STRUCTURE AND CFLIC TRANSACTION

   In February 1994, SLC purchased all of its Class B Common Stock from CNC and immediately cancelled and retired such stock. In June 1994, certain transactions were consummated with CFLIC, a subsidiary of CNC, pursuant to which SLC acquired from CFLIC all of its outstanding shares of 1984-A Preferred Stock and 1987-B Preferred Stock and 620,423 shares of its Common Stock, all of which shares were retired in 1994. See "Business-Business Strategy" and Note 4 of Notes to Financial Statements. As a result of these transactions, CNC's ownership in SLC was reduced to less than one million shares, or 2%, of SLC's outstanding Common Stock. Management believes these transactions are significant for various reasons. Most importantly, management believes that SLC's access to both debt and equity capital markets had been limited because of the control position held by CNC through the Class B Stock, and that the retirement of the Class B Stock and simultaneous, considerable reduction in CNC's holdings of SLC Common Stock through sales to Stephens and Torchmark could ultimately enhance SLC's ability to refinance its currently outstanding debt. Further, the redemption and retirement of the SLC preferred stocks and the cancellation of senior debt of the Company that had been held by CFLIC reduced SLC's interest and preferred dividend requirements by approximately $5.4 million annually.

LIQUIDITY AND CAPITAL RESOURCES OF OPERATING COMPANIES

   The primary sources of liquidity for SLC's insurance subsidiaries include operating cash flows and short-term investments. The net cash provided by operating activities and by policyholder contract deposits of SLC and its subsidiaries, after the payment of policyholder contract withdrawals and benefits, operating expenses, and interest requirements approximated $179.0 million in 1992. In 1994 and 1993, such operating cash flows resulted in net cash requirements totaling approximately $21.0 million and $120.4 million, respectively. Exclusive of withdrawals by holders of GICs as discussed below, cash provided by operating activities during 1994 and 1993 totaled approximately $55.1 million and $208.6 million. SLC believes that its short-term investments are readily marketable and can be sold quickly for cash. Cash and short-term investments of SLC's subsidiaries totaled $212.8 million, or 9% of consolidated investments, at year-end 1994, compared to $295.1 million or 11% at year-end 1993 and $370.0 million or 12% at year-end 1992.

   The principal requirement for liquidity of SLC's insurance subsidiaries is their contractual obligations to policyholders, including policy loans, payments of benefits and claims, and general operating expenses. Further, policy loans of SLC's subsidiaries have represented 7% of SLC's consolidated investment assets during the past three years.

   In each of 1992, 1993 and 1994 and in January 1995, the claims-paying ratings assigned to certain of SLC's subsidiaries by various nationally recognized statistical ratings organizations were lowered. See "Business-Ratings" for information regarding ratings. Prior to 1995 and except for withdrawals made by certain GIC holders, management believes SLC's subsidiaries had not experienced more than normal policy surrenders and withdrawals as a result of these ratings downgrades. For the years ended December 31, 1994 and 1993, policyholder contract withdrawals, principally GICs, exceeded policyholder contract deposits by approximately $11.2 million and $207.4 million, respectively. Withdrawals by GIC holders totaled $76.1 million during 1994 and $329.0 million in 1993. Approximately $59.0 million of such withdrawals in 1994 and $184.3 million in 1993 represented scheduled maturities of GICs which were not reinvested with an SLC subsidiary. In addition, as a result of the restructuring of SLC's holding company system completed in 1993, the surplus of the subsidiary was significantly reduced and, as a consequence, some policyholders became entitled to an early withdrawal of their GICs. The subsidiary also voluntarily offered certain other GIC holders the right of early withdrawal. Unscheduled and early GIC withdrawals totaled $17.1 million in 1994 and $144.7 million during 1993. Because of its available liquidity and readily marketable securities, the subsidiary has not encountered, and management does not anticipate that the subsidiary will encounter, any difficulty in meeting its obligations relative to such withdrawals.

   In January 1995, SLC announced the indefinite suspension of dividends on its 1986-A Preferred Stock and steps being contemplated by SLC's Board of Directors to strengthen the holding company's capital structure and reduce outstanding debt and fixed charges. Management believes that primarily as a result of these announcements, subsequent downgrades in credit and claim paying ratings, and the similarity between the holding company's name and that of its largest insurance subsidiary, Southwestern Life, surrender activity relative to the life insurance and annuity business of Southwestern Life and, to a lesser extent, its other insurance subsidiaries has increased over comparable levels in 1994. Surrenders of life insurance and annuity policies have averaged approximately $8.8 million during each of the first two months of 1995, as compared to $5.3 million per month in the comparable 1994 period. Because of their available liquidity, SLC's insurance subsidiaries have not encountered any difficulty in meeting their obligations relative to these surrenders. SLC's subsidiaries maintain significant levels of cash and short-term investments and approximately two-thirds of their investment portfolios are comprised of readily marketable investment-grade fixed maturity investments. In management's estimate, substantially all of the net surrender values of the Company's insurance policies in force at December 31, 1994, could be met through the liquidation of such investments, if required. Accordingly, management is confident that SLC's insurance subsidiaries have the capacity to meet all of their policyholder obligations as they become due.

   Certain of SLC's insurance subsidiaries have ceded blocks of insurance to unaffiliated reinsurers to provide funds for financing acquisitions and other purposes. Net statutory surplus provided by such treaties before tax effects totaled $57.8 million at December 31, 1994. For further information, see "Business-Reinsurance."

   SLC's insurance subsidiaries are subject to various capital adequacy tests that are utilized by regulatory authorities and rating agencies to assist in their evaluation of the subsidiaries' financial strength. See "Business-Regulation" for information regarding risk-based capital levels. Management believes that SLC's insurance subsidiaries are well-capitalized and have sufficient capital to meet their business needs and to provide assurance that they are highly capable of meeting their obligations to policyholders.

   The insurance subsidiaries maintain investment portfolios that exceed $2.3 billion in the aggregate. Their investment strategies are designed to maximize credit quality, liquidity and return, while minimizing principal risk. See "Business-Investments" for additional information regarding the Company's investments.

LIQUIDITY AND CAPITAL RESOURCES OF PARENT COMPANY

   The primary sources of liquidity for SLC have historically included dividends and loans from its insurance subsidiaries and payments of principal and interest on surplus debentures issued by certain insurance subsidiaries. In 1993, the sale of SLC's investment in BLHC provided a substantial amount of liquidity for the parent company.

   The unpaid principal balance of surplus debentures issued to SLC by its insurance subsidiaries totaled $247.6 million at December 31, 1992. Of this amount, surplus debentures in the aggregate unpaid principal amount of $141.8 million were payable by Southwestern Life and $105.8 million were payable by Modern American. In 1993, Southwestern Life repaid the remaining balance on its surplus debenture utilizing proceeds from its 1992 sale of Bankers. In the restructuring of SLC's insurance holding company system in 1993, the surplus debenture from Modern American was retired and added to SLC's investment in its subsidiaries. Since September 30, 1993, there have been no surplus debentures due SLC by its subsidiaries.

   Prior to 1992, SLC had issued demand and collateralized notes to certain of its subsidiaries in order to meet short-term liquidity requirements. During 1993 and 1992 SLC repaid all of such obligations to its subsidiaries and does not intend to utilize such borrowings in future periods.

   SLC's principal needs for liquidity are debt service and, to a lesser extent, preferred dividend requirements. SLC's consolidated indebtedness totaled $369.4 million at December 31, 1994, as compared to $418.0 million at December 31, 1993, and $543.3 million at December 31, 1992. Substantially all indebtedness of SLC was incurred in connection with acquisitions of subsidiaries in periods prior to 1987, including collateralized senior debt and unsecured subordinated debt, a portion of which was exchanged for new debt in 1993. See
Note 3 of Notes to Financial Statements for additional information regarding SLC's consolidated indebtedness, including annual maturities.

   SLC reduced its reported indebtedness by $162.8 million in 1992, $125.3 million in 1993, and $48.6 million in 1994. Such reductions totaling $336.7 were effected primarily through SLC's prepayment of $45.0 million of senior secured debt in 1992, the prepayment of $168.4 million of senior secured debt and subordinated debt with proceeds form the sale of Bankers in 1992 and BLHC in 1993, a purchase in an open-market transaction of $10.0 million of senior subordinated debt in 1994, and $83.3 million of scheduled subordinated debt sinking fund and principal installments during the three-year period. In connection with the CFLIC transactions in 1994, SLC retired the remaining $30.0 million principal balance outstanding on its senior secured debt.

   Exclusive of the effects of investment transactions and the 1994 change in accounting for excess cost, the pretax operating earnings of SLC and its subsidiaries have been insufficient to cover SLC's debt service and preferred dividend requirements over each of the last three years. For the years ended December 31, 1994, 1993 and 1992, such pretax earnings were insufficient to cover fixed charges and preferred dividends by approximately $44.6 million, $103.4 million and $53.4 million, respectively. During the period, SLC covered its fixed charges and dividend requirements primarily from proceeds resulting from the sale of its investment in BLHC and the repayment of surplus debentures in 1993 and 1992.

   The following table reflects SLC's cash sources and requirements on a projected basis for 1995 and on an actual basis for 1994.

                                               PROJECTED  ACTUAL
         (DOLLARS IN MILLIONS)                    1995     1994
------------------------------------------------------------------
 Cash sources:
  Sales and redemptions of investments. . . . .           $  5.2
  Sale of Integrity National. . . . . . . . . .  $  9.6
  Dividends from insurance subsidiaries . . . .             31.3
  Dividends from non-insurance subsidiaries . .     5.2      9.0
  Investment income . . . . . . . . . . . . . .     4.2      7.4
  Other . . . . . . . . . . . . . . . . . . . .     7.0     10.8
------------------------------------------------------------------
      Total sources . . . . . . . . . . . . . .    26.0     63.7
------------------------------------------------------------------
 Cash requirements/uses:
  Subordinated debt sinking fund and
   unaffiliated principal payments(1) . . . . .    59.8      8.5
  Early retirement of subordinated debt . . . .             10.0
  Operating expenses. . . . . . . . . . . . . .     3.6      5.4
  Interest. . . . . . . . . . . . . . . . . . .    46.6     50.1
  Capital contributions to subsidiaries . . . .              7.0
  Preferred dividends . . . . . . . . . . . . .             15.7
  Net cash required for CFLIC transactions. . .             15.7
  Purchase of SLC subordinated debt from
   subsidiaries . . . . . . . . . . . . . . . .             11.5
  Other . . . . . . . . . . . . . . . . . . . .      1.8    11.1
------------------------------------------------------------------
      Total requirements/uses . . . . . . . . .    111.8   135.0
------------------------------------------------------------------
 Net cash provided (required) during year . . .    (85.8)  (71.3)
 Cash and marketable securities available,
  beginning of year . . . . . . . . . . . . . .     60.8   132.1
------------------------------------------------------------------
 Cash and marketable securities available
  (deficiency), end of year . . . . . . . . . .   $(25.0) $ 60.8
------------------------------------------------------------------

(1) Based on the expectation that the $21.5 million of SLC subordinated debt held by Constitution Life will be available at the holding company for meeting the sinking fund requirement. The transfer of these securities to SLC will require regulatory approval.

   SLC's actual cash sources in 1994 exceed the previously projected 1994 cash sources, as reflected in SLC's 1993 Annual Report on Form 10-K, by approximately $13.1 million. Included in the increase in such cash sources is a $5.0 million prepayment on a note receivable, $6.5 million in income tax reimbursements for utilization of SLC's income tax losses to offset the taxable income of its subsidiaries, and other miscellaneous sources totaling $1.6 million. SLC's actual 1994 cash requirement/uses exceed the previously projected 1994 cash requirements by $23.1 million. Included in the increase in such cash requirement/uses is a net $15.7 million additional investment in CFLIC preferred stock. See Note 4 of Notes to Financial Statements. In addition, other uses not previously projected include the use of $10.0 million cash to purchase $10.0 million principal amount of SLC's 11 1/4% Notes due 1996, the use of $7.0 million cash for capital contributions to subsidiaries, a loss on the liquidation of marketable securities totaling $4.6 million and other miscellaneous uses totaling $7.3 million. Included in projected uses of cash in 1994 was the purchase by SLC of $34.1 million of its 11 1/4% Notes due 1996 from certain of its subsidiaries. During 1994, SLC decided not to utilize its available cash to purchase $21.5 million principal amount of such Notes.

   As indicated in the preceding table, SLC does not currently have sufficient specifically projected cash sources to meet all of its 1995 cash requirements, and as set forth in Note 9 of Notes to Financial Statements SLC is severely limited regarding the amount of dividends that could be paid in 1995 by its insurance subsidiaries in the absence of regulatory approval. Accordingly, SLC is in various stages of negotiating the sale of several of its non-strategic subsidiaries that, at the prices under consideration, could provide in excess of $50 million of capital resources to the holding company. As of March 28, 1995, only one of such sales, that of Integrity National for $9.6 million, was evidenced by a definitive agreement, and this amount is included as a source of cash in the preceding projection. No assurances can be given that the sale of any subsidiary, including Integrity National, will be consummated. Additionally, in early 1995, management initiated a process of contacting various financially capable parties who may be interested in considering the investment of new capital into SLC. No assurances can be given that any investment will be made or, if made, have a beneficial effect on current stockholders of the Company. Lastly, while not currently being pursued, the Company has the additional options of seeking to borrow on a secured basis or to obtain regulatory approval for cash dividends from its insurance subsidiaries. Based on its evaluation of these various options, management believes that the Company has sufficient financial flexibility to make it likely that the Company can meet its debt service requirements through the end of 1995. However, there are no assurances that the Company will be successful in its attempts to obtain sufficient cash to fulfill its 1995 cash requirements, including its debt service requirements. If the Company is unable to obtain sufficient resources to meet its 1995 debt obligations, such failure could result in a default on one or more of such obligations and the holders thereof would be entitled to exercise certain remedies, including accelerating the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to default and the exercise of creditors' remedies.

RESULTS OF OPERATIONS

   SLC's results in 1994, 1993, and 1992 have been affected by numerous items of an infrequent and nonrecurring nature. In 1994, SLC adopted an accounting change relative to the methodology of assessing the recoverability of excess cost (goodwill) related to the 1986 acquisition of Southwestern Life that had a significant effect on the Company's operating results. See Note 7 of Notes to Financial Statements for additional information regarding this accounting change and writedowns. In addition, primarily as a result of rising interest rates, the Company reflected significant other than temporary writedowns relative to its Fund America Investment and the SIST Residual. See "Business-Investments." Writedowns of certain other CMO investments were also taken in 1994 based on the anticipated liquidation of such assets at a loss in early 1995. The Company also reflected a loss in 1994 on the anticipated 1995 sale of its investment in Bankers New York and reflected a gain realized on the redemption of certain of its securities in connection with the termination of a reinsurance arrangement with CFLIC. See Notes 2 and 4 of Notes to Financial Statements. The 1994 operating results were also affected by a provision for litigation expenses and other contingencies.

   In 1993, SLC realized significant gains on the sale of its investment in BLHC, the sale of other invested assets, and the termination of a reinsurance arrangement with Bankers, and realized a benefit from the change in corporate income tax rates. In addition, significant writedowns of certain capitalized costs and operating facilities were taken in connection with the continuation of an operational consolidation and provisions were made for the costs associated with agreements entered into with SLC's former controlling stockholders and certain other contingencies.

   In 1992, SLC realized a gain on the sale of an effective 60% interest in Bankers, which was offset by charges for significant losses on the portfolio of derivative CMOs, a litigation settlement, costs incurred to modify a data processing services arrangement, and costs incurred or accrued relative to an operational consolidation.

   The following table reflects the results of SLC's basic operations from 1992 through 1994, the contribution to operating results of Bankers through October 1992, and the effects that the above described charges and credits had on SLC's operating results for each of the three years.

  (DOLLARS IN MILLIONS)                                     1994      1993     1992
---------------------------------------------------------------------------------------
  Pretax earnings before equity in operating earnings
    of BLHC, amortization of excess cost, interest
    expense and credit (charges):
      Existing operating companies . . . . . . . . . . .   $  28.3   $ 23.9   $  36.5
      Corporate  . . . . . . . . . . . . . . . . . . . .       6.3     16.2       3.6
      Bankers  . . . . . . . . . . . . . . . . . . . . .                         94.3
  Equity in operating earnings of BLHC . . . . . . . . .               29.1       3.3
  Amortization of excess cost  . . . . . . . . . . . . .      (9.6)    (9.6)    (11.0)
  Interest expense . . . . . . . . . . . . . . . . . . .     (48.3)   (66.2)    (79.0)
---------------------------------------------------------------------------------------
  Pretax earnings (loss) before credits (charges). . . .     (23.3)    (6.6)     47.7
  Federal income tax expense . . . . . . . . . . . . . .      32.2       .7       8.1
---------------------------------------------------------------------------------------
  Earnings (loss) before credits (charges) . . . . . . .     (55.5)    (7.3)     39.6
---------------------------------------------------------------------------------------
  Change in accounting for excess cost . . . . . . . . .    (210.7)
  Writedown of PALICO excess cost  . . . . . . . . . . .      (6.8)
  Gain (loss) on sales of subsidiaries . . . . . . . . .      (4.2)             110.7
  Gain on sale of BLHC . . . . . . . . . . . . . . . . .              297.0
  Realized losses on CMO portfolio . . . . . . . . . . .     (97.2)    (4.4)   (138.5)
  Other realized gains . . . . . . . . . . . . . . . . .       0.3     39.2      19.4
  Gain on reinsurance termination  . . . . . . . . . . .               22.6
  Gain on CFLIC transaction  . . . . . . . . . . . . . .      11.1
  Litigation settlement  . . . . . . . . . . . . . . . .                        (18.0)
  Data processing services settlement  . . . . . . . . .                        (12.6)
  Consolidation expenses . . . . . . . . . . . . . . . .              (23.9)    (10.9)
  Provision for services agreements  . . . . . . . . . .               (9.0)
  Provision for litigation costs and other
    contingencies  . . . . . . . . . . . . . . . . . . .      (7.8)    (9.3)
  Benefit from change in income tax rates  . . . . . . .                3.5
  Other tax effects related to charges (credits) . . . .      33.4    (96.5)     61.2
---------------------------------------------------------------------------------------
  Total credits (charges). . . . . . . . . . . . . . . .    (281.9)   219.2      11.3
---------------------------------------------------------------------------------------
  Operating earnings (loss) before cumulative effect
    of changes in accounting methods and extraordinary
    losses . . . . . . . . . . . . . . . . . . . . . . .   $(337.4)  $211.9   $  50.9
---------------------------------------------------------------------------------------

   The increase in the pretax operating loss from $6.6 million in 1993 to a pretax operating loss of $23.3 million in 1994 reflects in part the effects of SLC's sale of its investment in BLHC effective September 30, 1993, and the subsequent utilization of the proceeds from such sale. In 1993, SLC had reflected its equity in the operating results of BLHC totaling $29.1 million through the date of such sale, and in 1994 SLC had no similar equity earnings included in its operating results. SLC utilized $100 million of the proceeds from such sale to redeem preferred stocks with annual dividend requirements totaling $13.5 million. Although such use of funds to redeem preferred stock had an effect on earnings available to common stockholders, it had no effect on SLC's pretax operating results. SLC utilized approximately $63.2 million of such proceeds for the redemption of a portion of its outstanding indebtedness in 1993 and 1994, which reduced annual interest requirements on long-term indebtedness by approximately $9.4 million. The remainder of the proceeds totaling approximately $124.4 million were invested primarily in lower yielding short-term obligations to meet SLC's liquidity needs. The interest savings on the debt retired and the yields on such short-term investments were insufficient to replace the equity earnings in BLHC.

    Pretax earnings from existing operating companies improved by $4.4 million in 1994 as compared to 1993, primarily as a result of general and administrative expense savings realized in 1994. General and administrative expenses totaled $92.2 million in 1994, as compared to $111.2 million in 1993, primarily reflecting the results of operational consolidations and other cost saving measures. The expense savings in 1994 were offset in large measure by higher than expected benefit costs, primarily in the individual life insurance and individual health insurance segments.

   The decline in pretax operating earnings of $47.7 million in 1992 to a pretax operating loss of $6.6 million in 1993 reflects primarily the exclusion of Bankers' results for all of 1993, offset in part by a reduction in interest expense on long-term indebtedness of $16.5 million (See "-Interest Expense and Preferred Dividend Requirements"). Through October 1992, Bankers was included in SLC's consolidated results and contributed approximately $94.3 million to SLC's 1992 pretax earnings. For the last two months of 1992, SLC reflected its equity in the operating results of BLHC totaling $3.3 million. The combined Bankers contribution to pretax earnings and equity in operating results of BLHC totaling $97.6 million in 1992 compares to SLC's equity in the operating earnings of BLHC totaling $29.1 million in 1993. Except for the interest expense savings on long-term debt realized in 1993, SLC was unable to effectively redeploy the proceeds from the sale of Bankers during the last two months of 1992 and during 1993 to fully replace the reduction in pretax earnings resulting from the sale of Bankers. In addition, SLC incurred losses of $12.9 million in its group insurance operations in 1993.

ANALYSIS OF OPERATING RESULTS BY INDUSTRY SEGMENT

   SLC's major industry segments consist of individual life insurance, individual health insurance, group and other insurance, accumulation products, and corporate (including surplus investment). The following table sets forth the consolidated revenues, expenses, pretax operating earnings and product sales (annualized first year premiums) attributed or allocated to each industry segment. "Pretax operating earnings (loss)" reflected in the table represents SLC's consolidated operating earnings or loss before realized investment gains or losses, corporate interest expense, amortization of excess cost, provision for income taxes, the cumulative effect of accounting changes, and extraordinary gains and losses. See Note 17 of the Notes to Financial Statements and Schedule V of the Financial Statement Schedules for additional information regarding SLC's segment results.

                                                             YEAR ENDED DECEMBER 31,
                                                           --------------------------
  (DOLLARS IN MILLIONS)                                     1994      1993      1992
---------------------------------------------------------------------------------------
                               INDIVIDUAL LIFE INSURANCE
---------------------------------------------------------------------------------------
  Total sales . . . . . . . . . . . . . . . . . . . . . .  $ 16.9    $ 13.1    $ 25.1
---------------------------------------------------------------------------------------
  Premiums (including premium equivalents)  . . . . . . .  $162.4    $164.0    $267.9
  Less premium equivalents  . . . . . . . . . . . . . . .   (53.3)    (46.0)    (76.3)
                                                           ------    ------    ------
  Premium income and other considerations . . . . . . . .  $109.1     118.0     191.6
  Net investment and other income . . . . . . . . . . . .   126.5     147.6     157.1
                                                           ------    ------    ------
  Total revenues  . . . . . . . . . . . . . . . . . . . .   235.6     265.6     348.7
  Total benefits and expenses . . . . . . . . . . . . . .   204.3     220.5     306.2
                                                           ------    ------    ------
  Pretax operating earnings . . . . . . . . . . . . . . .  $ 31.3    $ 45.1    $ 42.5
---------------------------------------------------------------------------------------
                                 INDIVIDUAL HEALTH INSURANCE
---------------------------------------------------------------------------------------
  Comprehensive and other sales . . . . . . . . . . . . .  $ 17.3    $ 29.0    $ 49.7
  Medicare supplement sales . . . . . . . . . . . . . . .    30.9      33.6      99.4
  Long-term care sales  . . . . . . . . . . . . . . . . .     1.2       1.0      16.3
                                                           ------    ------    ------
  Total Sales . . . . . . . . . . . . . . . . . . . . . .  $ 49.4    $ 63.6    $165.4
---------------------------------------------------------------------------------------
  Premium income and other considerations . . . . . . . .  $215.8    $220.3    $859.1
  Net investment and other income . . . . . . . . . . . .    17.5      11.2      54.8
                                                           ------    ------    ------
  Total revenues  . . . . . . . . . . . . . . . . . . . .   233.3     231.5     913.9
  Total benefits and expenses . . . . . . . . . . . . . .   217.5     210.5     847.4
                                                           ------    ------    ------
  Pretax operating earnings . . . . . . . . . . . . . . .  $ 15.8    $ 21.0    $ 66.5
---------------------------------------------------------------------------------------
                              GROUP AND OTHER INSURANCE
---------------------------------------------------------------------------------------
  Total sales . . . . . . . . . . . . . . . . . . . . . .  $  8.2    $ 41.2    $ 61.9
---------------------------------------------------------------------------------------
  Premium income and other considerations . . . . . . . .  $ 93.1    $136.5    $337.4
  Net investment and other income . . . . . . . . . . . .    15.1      15.6      20.5
                                                           ------    ------    ------
  Total revenues  . . . . . . . . . . . . . . . . . . . .   108.2     152.1     357.9
  Total benefits and expenses . . . . . . . . . . . . . .   113.9     165.0     352.8
                                                           ------    ------    ------
  Pretax operating earnings (loss)  . . . . . . . . . . .  $ (5.7)   $(12.9)   $  5.1
---------------------------------------------------------------------------------------

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
  (DOLLARS IN MILLIONS)                                     1994      1993      1992
---------------------------------------------------------------------------------------
                               ACCUMULATION PRODUCTS
---------------------------------------------------------------------------------------
  Total sales . . . . . . . . . . . . . . . . . . . . . .  $ 72.1    $ 89.9    $460.3
---------------------------------------------------------------------------------------
  Premium income and other considerations . . . . . . . .  $  0.1    $   .2    $   .7
  Net investment and other income . . . . . . . . . . . .    32.5      52.4     120.6
                                                           ------    ------    ------
  Total revenues  . . . . . . . . . . . . . . . . . . . .    32.6      52.6     121.3
  Total benefits and expenses . . . . . . . . . . . . . .    45.7      59.3     120.9
                                                           ------    ------    ------
  Pretax operating earnings (loss)  . . . . . . . . . . .  $(13.1)   $ (6.7)   $   .4
---------------------------------------------------------------------------------------
                                      CORPORATE
---------------------------------------------------------------------------------------
  Total revenues  . . . . . . . . . . . . . . . . . . . .  $ 16.8    $345.6    $117.6
  Total expenses  . . . . . . . . . . . . . . . . . . . .    11.3      45.6      41.5
                                                           ------    ------    ------
  Pretax operating earnings (loss). . . . . . . . . . . .  $  5.5    $300.0    $ 76.1
---------------------------------------------------------------------------------------

   INDIVIDUAL LIFE INSURANCE. Revenues of the individual life insurance segment accounted for approximately 38.6% of consolidated revenues excluding corporate revenues and realized investment gains and losses in 1994, as compared to 37.8% in 1993 and 20% in 1992. The increase in 1993 was directly attributable to the sale of Bankers in 1992. Bankers' revenues had been derived predominantly from sales of individual health insurance products and, as a result of the sale, the relative proportion of SLC's revenues attributable to the individual life insurance segment increased significantly. Most individual life insurance sales over the last three years were of universal and interest-sensitive life insurance products, although several new traditional whole life products were introduced into the marketplace during 1993. Exclusive of sales by Bankers, individual life sales declined from $14.0 million in 1992 to $13.1 million in 1993, but increased to $16.9 million in 1994. Management believes the declines in 1993 were attributable to the downgrade in the claims-paying rating of SLC's most significant life insurance subsidiary, Southwestern Life, and the inability to successfully market several new products introduced during 1991. However, as a result of changes in marketing strategies to target sales in the senior citizen marketplace and the introduction of new products in 1993, sales of individual life insurance products increased significantly in the latter half of 1993 and continued to increase in 1994.

   Pretax operating earnings of the individual life insurance segment increased from $42.5 million in 1992 to $45.1 million in 1993, but decreased to $31.2 million in 1994. Included in pretax operating earnings in 1993 was a non-recurring gain on the termination of a reinsurance arrangement between an SLC subsidiary and Bankers totaling $22.6 million. Excluding such gain, pretax operating earnings in 1993 totaled $22.5 million. Bankers derived substantial profits from its individual life insurance business and the sale of Bankers accounts for a significant portion of the decline in pretax operating earnings of this segment in 1993. Declining market interest rates and the reduced yields earned by SLC on its investment portfolio also contributed to the decline in the operating profits of this segment. Over one-half of the Company's life insurance reserves represent reserves on traditional life insurance products having fixed contractual interest rates. Consequently, declining investment yields in 1992 and 1993 resulted in significantly reduced profit margins on the traditional block of business. Remaining life insurance reserves consist primarily of reserves on interest-sensitive products and credited rates on such policies were reduced in both 1992 and 1993 to correspond with the decline in yields on investments. Excluding the effects of the reinsurance recapture in 1993, pretax profitability of the individual life insurance segment improved in 1994, primarily as a result of an improvement in investment yields and an overall reduction in general expense levels. The improvement in 1994 was offset, in part, by higher than anticipated death claims.

   Management expects to continue to emphasize growth in the Company's individual life insurance segment. However, as a result of the further downgrade in Southwestern Life's claims paying ratings in early 1995, Southwestern Life's ability to maintain or increase the levels of new sales of life insurance products in 1995 is at present uncertain. A decline in sales, combined with continuing high levels of surrenders of existing life insurance policies (as previously discussed under "-Liquidity and Capital Resources-Insurance Operations"), could result in reduced profitability in this segment in future periods.

   INDIVIDUAL HEALTH INSURANCE. Sales in the individual health insurance segment declined significantly in 1994 primarily due to the Company's decision to deemphasize sales of comprehensive health products, while revenues remained relatively level as a result of both premium rate increases on existing business and improved investment yields. Both sales and revenues in the individual health insurance segment declined significantly in 1993 as a result of the sale of Bankers. Individual health premiums earned by Bankers represented approximately 74.8% of total individual health premiums in 1992. The individual health premiums earned in 1994 and 1993 and the remaining premiums earned in 1992 were primarily attributable to Medicare supplement products and comprehensive individual health products issued by Union Bankers, BML and Integrity National.

   Exclusive of Bankers, sales of individual health products increased from $60.3 million in 1992 to $63.6 million in 1993, but declined to $49.4 million in 1994. Premiums earned (exclusive of Bankers) increased from $216.2 million in 1992 to $220.3 million in 1993, but declined to $215.8 million in 1994. The ratio of policy benefits to premiums earned (exclusive of Bankers) declined from 68.4% in 1992 to 62.3% in 1993, but increased to 67.6% in 1994. The significant decline in the benefit ratio in 1993 resulted in an approximate $15.0 million improvement in the gross operating margins (the excess of premiums earned over benefits incurred) of the Company's individual health insurance segment. Correspondingly, the significant increase in the benefit ratio in 1994 resulted in an approximate $13.3 million deterioration in gross operating margins. Substantially all of the increase in the individual health benefit ratio in 1994 was attributable to the Medicare supplement line of business, reflecting a deficiency in premiums charged for certain Medicare supplement products. Congressional mandates have imposed a minimum 65% benefit ratio for Medicare supplement products and, as a result, the benefit ratio for Medicare supplement products is generally higher than for other individual health insurance products. The benefit ratio applicable to the Company's Medicare supplement business decreased from 69.5% in 1992 to 65.8% in 1993, resulting in a substantial portion of the improvement in the individual health benefit ratio in 1993, but increased to 73.3% in 1994. The Company received rate increases for these products in 1994, which subsequently proved to be insufficient, and in mid and late 1994 and early 1995 filed requests for significant additional rate increases, a majority of which have been approved as requested and implemented, and the remainder of which are still pending.

   Management expects to continue to emphasize growth in the individual health insurance segment, principally through the sale of a new comprehensive product introduced in January 1995. Management believes that the recent consolidation of the marketing operations of Southwestern Life and Union Bankers and the Company's reputation for quality service and support are important factors that will enable the Company to compete more effectively in the market for Medicare supplement products.

   GROUP INSURANCE. Sales of group life and health insurance have declined from $61.9 million in 1992 to $41.2 million in 1993 to $8.2 million in 1994. Substantially all sales of new group business over this three-year period were made by PALICO. During 1993, the Company determined that a substantial portion of the business which had been written by PALICO in late 1992 and 1993 was unprofitable. Due to significant losses incurred by PALICO in 1993 and uncertainties created by national health care reform efforts, management determined that PALICO would discontinue writing substantial volumes of new business in the latter part of 1993 and for all of 1994. In addition to revenues from group insurance products, PALICO also earned revenues of $12.8 million in 1992, $11.5 million in 1993, and $12.5 million in 1994 from administrative services only ("ASO") contracts and third party administration ("TPA") contracts whereby it processes claims for nonaffiliated groups without assuming underwriting risks.

   While sales of new group business declined during 1993 as compared to 1992, earned premiums of this segment (excluding Bankers) increased from $103.8 million in 1992 to $136.5 million in 1993 as a result of new sales made in 1992. Earned premiums declined in 1994 to $93.1 million, primarily as a result of reduced sales in 1993 and 1994. The related ratio of policy benefits to earned premiums of the group segment increased from 62.9% in 1992 to 74.8% in 1993, but declined to 68.6% in 1994. The significant increase in the benefit ratio in 1993 contributed to a pretax operating loss in the group segment of $12.9 million in 1993, as compared to pretax operating earnings of $5.1 million in 1992. The pretax operating loss of the group segment declined to $5.7 million in 1994, reflecting, in part, the improvement in the group benefit ratio in 1994. A portion of the operating losses in 1993 and 1994 were also attributable to PALICO's TPA business. PALICO's success with ASO contracts prior to 1993 led it to greatly expand its involvement in TPA operations during 1993. Primarily because of problems in adequately pricing for the services to be rendered under these contracts, the TPA operations were unprofitable in both 1993 and 1994. As a consequence, PALICO terminated all of its TPA contracts during 1994.

  ACCUMULATION PRODUCTS. Sales of accumulation products declined significantly in 1994 and 1993 as compared to prior periods as a result of the Company's strategic decision not to pursue growth in its accumulation product segment through the sale of GICs. The decision not to pursue growth in the accumulation business was directly attributable to a downgrade in the claims-paying rating of Constitution Life. New GIC sales have declined from $292.1 million in 1992 to $5.3 million in 1993 and $2.7 million in 1994. Such decline in GIC sales was offset, in part, by increases in new annuity sales, principally SPDAs. New annuity sales totaled $69.3 million in 1994 and $89.9 million in 1993 as compared to $27.2 million in 1992.

  The accumulation products segment reflected a pretax operating loss of $13.1 million in 1994, as compared to a loss of $6.7 million in 1993 and a gain of $0.4 million in 1992. The loss in 1994 was attributable in part to an $8.6 million writedown of the present value of future profits of acquired business relative to certain annuity business resulting from higher than anticipated surrender rates and reduced yields on related investments. Substantially all of the remaining pretax operating loss in 1994 and the pretax operating loss in 1993 was attributable to declines in yields earned on invested assets. For most of 1993 and during all of 1994, the Company credited interest on a substantial portion of its GIC liabilities at guaranteed fixed rates which, in many cases, exceeded rates being earned on the related invested assets. At year-end 1994, approximately 90% of the remaining $313.3 million of GIC liabilities bore interest at floating rates based on changes in the Standard and Poor's 500 stock index. Approximately $300.5 million of such GIC liabilities are scheduled to mature and are expected to be withdrawn by year-end 1995. A provision has been reflected in the Company's 1994 results of operations of approximately $3.0 million for investment losses expected to be incurred upon the liquidation of assets needed to fund such GIC withdrawals in 1995.

  CORPORATE. The corporate segment includes those elements of the Company's operations other than its insurance operations. Revenues allocated to the corporate segment include investment income on the interest-bearing assets of the holding company and on the capital and surplus of SLC's insurance subsidiaries in excess of amounts necessary to support their insurance operations. In addition, such revenues also include the $11.1 million gain realized on the CFLIC recapture in 1994, which was offset in part by the $4.2 million estimated loss to be incurred on the sale of Bankers New York; the $297.0 million gain on the sale of SLC's investment in BLHC in 1993; and the $110.7 million gain on SLC's sale of its investment in Bankers in 1992.

  In 1994, $11.3 million of expenses were allocated to the corporate segment, including provisions for franchise taxes and taxes other than income taxes, litigation reserves and other contingencies. In 1993, $45.6 million of expenses were allocated to the corporate segment, including $23.9 million in writeoffs of capitalized data processing costs and certain home office real estate, a $9.0 million provision for services agreements entered into with SLC's former controlling stockholders, a $9.3 million provision for anticipated costs of litigation and other contingencies, and $4.4 million of expenses associated with the restructuring of SLC's collateralized mortgage note obligation. In 1992, $41.5 million of expenses were allocated to this segment, including an $18.0 million litigation settlement, $12.6 million of costs associated with modifying SLC's data processing servicing arrangements with an unaffiliated vendor, and $10.9 million in costs related to a planned operational consolidation of three of SLC's Texas-based insurance subsidiaries.

INTEREST EXPENSE AND PREFERRED DIVIDEND REQUIREMENTS

  SLC's consolidated interest expense totaled $48.3 million in 1994, $66.2 million in 1993, and $79.0 million in 1992. The reductions in interest expense were primarily as a result of the principal reductions in SLC's long-term indebtedness made during the periods as previously discussed under "-Liquidity and Capital Resources of Parent Company." The reductions in interest expense in 1993 and 1992 were offset, in part, by the interest expense incurred relative to collateralized mortgage note obligations totaling $6.0 million in 1993 and $2.3 million in 1992. The collateralized mortgage note obligations were initially incurred in conjunction with the sale of Bankers in 1992. As a result of the transactions entered into in July 1993 intended to reduce SLC's exposure to prepayment risks on certain derivative CMOs (see "Business-Investments"), the accounts of the Trust, which included the collateralized mortgage note obligation and the related interest expense, are no longer included in SLC's consolidated balance sheet or statement of earnings after July 30, 1993. Exclusive of such interest expense, interest expense in long-term indebtedness decreased $16.5 million in 1993 and $11.9 million in 1994.

  Preferred dividend requirements totaled $13.7 million in 1994, $28.8 million in 1993 and $30.8 million in 1992. In January of 1995, SLC's Board of Directors announced the indefinite suspension of the payment of preferred stock dividends; however, these dividends are cumulative and, accordingly, the Company is now in arrears on its preferred dividends. See Note 10 of Notes to Financial Statements.

INCOME TAX PROVISIONS AND DEFERRED INCOME TAX ASSET

  In 1994, income tax expense represented less than 1% of consolidated operating earnings before income taxes, or more than 34% less than the expected corporate income tax rate. Several items had a significant impact on the 1994 effective income tax rate. First, a substantial portion of the pretax operating loss was attributable to the accounting for excess cost, which is a nontaxable item. In addition, the valuation allowance for SLC's deferred income tax asset for 1994 was increased over 1993 based on management's assessment that SLC and its nonlife insurance subsidiaries may not be able to fully utilize existing book/tax deductible temporary differences and tax loss carryforwards. Finally, a provision was made in 1994 for the anticipated settlement of the Internal Revenue Service ("IRS") examination of the tax years 1986 through 1989, which includes the utilization of prior existing tax loss carryforwards. See Note 12 of the Notes to Financial Statements for additional discussion of IRS examinations of open tax years.

  In 1993, income tax expense represented approximately 31% of consolidated operating earnings before income taxes, or 4% less than the expected corporate income tax rate. During 1993, the corporate income tax rate was increased from 34% to 35%, retroactive to January 1, 1993. The effect of such rate increase on SLC's deferred income tax asset as of the beginning of 1993, a benefit totaling $3.5 million, has been included in the 1993 income tax provision. Other significant items affecting the 1993 effective income tax rate included a reduction in the valuation allowance for SLC's deferred income tax asset based on the utilization of available loss carryforwards to offset income taxes otherwise payable as a result of the BLHC sale and other investment gains and the utilization of capital loss carryforwards which had previously not been reflected for financial reporting purposes. In 1992, SLC reported an income tax credit totaling $69.2 million on a consolidated operating loss before income taxes of $18.4 million. This unusual relationship was primarily attributable to the significant tax basis gain on the sale of Bankers and a reduction in the Company's valuation allowance for its deferred tax asset as a result of utilizing available capital loss carryforwards to reduce taxes otherwise payable as a result of such gain. See
Note 13 of Notes to Financial Statements for an analysis of the various components affecting SLC's income tax provisions.

  At December 31, 1994 and 1993, SLC reported deferred income tax assets totaling $84.9 million and $53.0 million, respectively. The substantial increase in the deferred income tax asset between the periods is primarily as a result of the tax effect associated with realized losses incurred in 1994 on certain invested assets and the tax effect associated with net unrealized losses that arose in 1994. The tax assets were comprised of the tax benefit
(cost) associated with the following types of temporary differences based on the 35% tax rate in effect at the end of 1994 and 1993:


           (DOLLARS IN MILLIONS)                      1994          1993
-----------------------------------------------------------------------------
  Items subject to ordinary tax treatment:
    Book/tax temporary differences . . . . . . .     $ 53.5        $ 35.9
    Operating loss carryforwards . . . . . . . .       15.2          13.6
-----------------------------------------------------------------------------
      Deferred income tax asset  . . . . . . . .       68.7          49.5
-----------------------------------------------------------------------------
  Items subject to capital gains treatment:
    Book/tax temporary differences . . . . . . .       49.1            .7
    Capital loss carryforwards . . . . . . . . .                      5.2
-----------------------------------------------------------------------------
      Deferred income tax asset. . . . . . . . .       49.1           5.9
-----------------------------------------------------------------------------
  Alternative minimum tax credit carryforward. .        8.6          13.9
-----------------------------------------------------------------------------
  Less: Valuation allowance. . . . . . . . . . .      (41.5)        (16.3)
-----------------------------------------------------------------------------
  Total deferred income tax asset. . . . . . . .     $ 84.9        $ 53.0
-----------------------------------------------------------------------------

  Operating and capital loss carryforwards have significantly different characteristics as to expiration dates and their usability. For federal income tax purposes, operating losses may be carried forward for a maximum of fifteen years from the year they are incurred; capital losses may be carried forward for a maximum of five years. In addition, ordinary loss carryforwards may be utilized to offset ordinary income or capital gains, whereas capital loss carryforwards can only be utilized to offset capital gains. As a consequence, taxpayers have substantially more flexibility in being able to utilize operating loss carryforwards than capital loss carryforwards. For federal income tax purposes, at December 31, 1994, SLC and its insurance subsidiaries had $43.5 million of ordinary loss carryforwards expiring in 2009.

  Alternative minimum tax ("AMT") credit carryforwards result from the acceleration of income taxes under certain circumstances and can be carried forward for an indefinite period. The $8.6 million and $13.9 million component of SLC's deferred income tax assets at December 31, 1994 and 1993, respectively, represents taxes incurred under AMT provisions which are expected to be recovered through reduced income tax payments over the next several years.

  See Note 13 of Notes to Financial Statements for a summary of management's assessment regarding the recoverability of the Company's deferred income tax assets and the valuation allowances provided against such deferred income tax assets at December 31, 1994 and 1993.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

  Effective January 1, 1993, SLC adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and incurred a charge for the cumulative effect of the adoption of the accounting change as of that date totaling $1.8 million, after tax effects. In addition, effective December 31, 1993, SLC adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and incurred a charge for the cumulative effect of the adoption of the accounting change as of that date totaling $4.9 million, after tax effects.

EXTRAORDINARY LOSSES

  For the years 1993 and 1992, SLC incurred extraordinary losses, net of tax effects, totaling $1.9 million and $4.3 million, respectively. The extraordinary losses in both periods were related to early extinguishment of debt. See Note 15 of Notes to Financial Statements for an analysis of the components of such losses.

IMPACT OF INFLATION

  Medical cost inflation has had a significant impact on the individual health and group health lines of business. Benefit costs have continued to increase in recent years in excess of the Consumer Price Index and will likely continue to do so. This impact, however, has been substantially offset by increases in premium rates. Management does not believe that inflation has otherwise had a significant impact on its results of operations over the past three years.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE RESULTS

  PROPOSED HEALTH CARE REFORM. The current administration has targeted health care reform as a top domestic priority and Congress has considered proposed legislation that, if enacted, could significantly change the manner in which the entire health care industry operates. See "Business-Regulation" for further information.

FEDERAL INCOME TAX AUDIT ISSUES

  See Note 12 of Notes to Financial Statement for a discussion of potential income tax audit issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             INDEX TO FINANCIAL STATEMENTS
                          AND FINANCIAL STATEMENT SCHEDULES OF
                     SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES

                              (Items 8, 14(a), and 14(c))

FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
  Report of Independent Accountants . . . . . . . . . . . . . . .   46
  Consolidated Balance Sheets at December 31, 1994 and 1993 . . .   47
  Consolidated Statements of Earnings (Loss) for the years ended
    December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . .   48
  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1994, 1993 and 1992. . . . . . . . . . . .   49
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . .   50
  Notes to Financial Statements . . . . . . . . . . . . . . . . .   51

FINANCIAL STATEMENT SCHEDULES

  Schedule II   -  Condensed financial information of registrant.   89
  Schedule III  -  Supplementary insurance information. . . . . .   93
  Schedule IV   -  Reinsurance. . . . . . . . . . . . . . . . . .   94
  Schedule V    -  Valuation and qualifying accounts and
                   reserves . . . . . . . . . . . . . . . . . . .   95

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Southwestern Life Corporation

  We have audited the consolidated financial statements and financial statement schedules of Southwestern Life Corporation and Subsidiaries as listed in the index on page 45 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  As discussed in Note 3 to the consolidated financial statements, the Company has significant debt requirements in 1995 and 1996. Management has stated they have several alternatives which they believe will result in full satisfaction of the 1995 requirements. However, at the present time, it appears that to satisfy the requirements for both 1995 and 1996, a significant restructuring of these debt obligations or a more comprehensive recapitalization plan will be required. Such restructuring or recapitalization would likely result in a substantial dilution of existing stockholders, especially common stockholders, and could possibly result in a change in control of the Company.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwestern Life Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

  As discussed in Note 7 to the Financial Statements, the Company changed its method of assessing the recoverability of Excess Cost of Investments in Subsidiaries over Net Assets Acquired in 1994.

  As more fully described in Notes 14 and 5 to these consolidated financial statements, effective January 1, 1993 and December 31, 1993, the Company adopted statements of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities," respectively.

                                            Coopers & Lybrand L.L.P.

Dallas, Texas
March 30, 1995

                SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1994 and 1993
                                 (In Thousands)
                                     ASSETS

                                                            1994           1993
                                                            ----           ----
Investments:
  Fixed maturities:
    Available for sale at fair value . . . . . . . . .    $1,638,867    $1,691,693
    Held to maturity at amortized cost . . . . . . . .        15,915        26,149
  Equity securities, at fair value . . . . . . . . . .        10,812        75,831
  Mortgage loans on real estate, at amortized
   cost. . . . . . . . . . . . . . . . . . . . . . . .       127,047       138,504
  Real estate, at lower of cost or fair
   value . . . . . . . . . . . . . . . . . . . . . . .        57,068        67,491
  Policy loans . . . . . . . . . . . . . . . . . . . .       172,108       177,736
  Collateral loans . . . . . . . . . . . . . . . . . .        55,466        34,099
  Investments in limited partnerships. . . . . . . . .        42,027        43,640
  Cash and short-term
   investments . . . . . . . . . . . . . . . . . . . .       229,522       366,922
  Other invested assets. . . . . . . . . . . . . . . .         9,666        16,058
                                                          ----------    ----------
    Total investments. . . . . . . . . . . . . . . . .     2,358,498     2,638,123

Due from reinsurers. . . . . . . . . . . . . . . . . .       236,272       388,083
Notes and accounts receivable and uncollected
 premiums. . . . . . . . . . . . . . . . . . . . . . .         6,978         6,951
Accrued investment income. . . . . . . . . . . . . . .        31,825        31,633
Deferred policy acquisition costs. . . . . . . . . . .       208,952       168,525
Present value of future profits of acquired
 business  . . . . . . . . . . . . . . . . . . . . . .        68,805        50,705
Deferred income tax asset. . . . . . . . . . . . . . .        84,862        53,033
Excess cost of investments in subsidiaries over net
 assets acquired, net of accumulated amortization. . .        80,500       307,604
Other assets . . . . . . . . . . . . . . . . . . . . .        70,032        53,206
                                                          ----------    ----------
                                                          $3,146,724    $3,697,863
                                                          ==========    ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Insurance liabilities:
  Future policy benefits and other policy
   liabilities . . . . . . . . . . . . . . . . . . . .    $  894,100    $  927,303
  Universal life and investment contract
   liabilities . . . . . . . . . . . . . . . . . . . .     1,692,013     1,684,396
Notes payable:
  Due within one year. . . . . . . . . . . . . . . . .        59,802        34,546
  Due after one year . . . . . . . . . . . . . . . . .       309,592       383,435
Federal income taxes currently payable . . . . . . . .        39,628        29,015
Other liabilities  . . . . . . . . . . . . . . . . . .       116,251       143,998
                                                          ----------    ----------
                                                           3,111,386     3,202,693
                                                          ----------    ----------

Commitments and contingencies
Stockholders' equity:
  Preferred stock. . . . . . . . . . . . . . . . . . .       199,997       229,239
  Common stock . . . . . . . . . . . . . . . . . . . .        48,983        71,594
  Common stock, Class B. . . . . . . . . . . . . . . .                         100
  Additional paid-in capital . . . . . . . . . . . . .       126,583       155,499
  Net unrealized investment gains (losses), net of
   deferred income taxes . . . . . . . . . . . . . . .       (55,359)       20,458
  Retained earnings (deficit). . . . . . . . . . . . .      (279,265)       71,833
                                                          ----------    ----------
                                                              40,939       548,723
  Notes receivable collateralized by common stock. . .        (1,795)       (1,729)
  Treasury stock, at cost. . . . . . . . . . . . . . .        (3,806)      (51,824)
                                                          ----------    ----------
                                                              35,338       495,170
                                                          ----------    ----------
                                                          $3,146,724    $3,697,863
                                                          ==========    ==========

   The accompanying notes are an integral part of the financial statements.

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
              For the Years Ended December 31, 1994, 1993 and 1992
                      (In Thousands, Except Per Share Data)

                                                 1994        1993         1992
                                                 ----        ----         ----
Income:
  Premium income and other considerations. . $   418,020  $   475,026    $ 1,388,779
  Net investment income. . . . . . . . . . .     182,044      195,632        333,138
  Realized investment gains (losses) . . . .     (96,928)      34,825       (119,088)
  Equity in earnings of equity investees
   and limited partnerships. . . . . . . . .       4,165       35,210          6,203
  Other income . . . . . . . . . . . . . . .      26,355       44,660         20,521
  Gain (loss) on sale of subsidiaries. . . .      (4,200)                    110,734
  Gain on sale of investment in Bankers Life
   Holding Corporation . . . . . . . . . . .                  297,041
                                             -----------  -----------    -----------
                                                 529,456    1,082,394      1,740,287
                                             -----------  -----------    -----------
Benefits, expenses and costs:
  Policyholder benefits . . . . . . . . . . .    377,984      428,332      1,205,445
  Amortization of deferred policy acquisition
   costs and present value of future
   profits. . . . . . . . . . . . . . . . . .     62,099       48,900        133,457
  Other operating expenses. . . . . . . . . .    152,598      223,788        329,844
  Amortization of excess cost . . . . . . . .     16,421        9,591         10,981
  Interest expense. . . . . . . . . . . . . .     48,251       66,153         78,961
  Change in accounting for excess cost. . . .    210,683
                                             -----------  -----------    -----------
                                                 868,036      776,764      1,758,688
                                             -----------  -----------    -----------
Operating earnings (loss) before income
 taxes. . . . . . . . . . . . . . . . . . . .   (338,580)     305,630        (18,401)
Income tax expense (credit) . . . . . . . . .     (1,140)      93,706        (69,256)
                                             -----------  -----------    -----------
Operating earnings (loss) . . . . . . . . . .   (337,440)     211,924         50,855
Cumulative effect of changes in accounting
 methods. . . . . . . . . . . . . . . . . . .                  (6,734)
Extraordinary losses, net of tax effects. . .                  (1,919)        (4,342)
                                             -----------  -----------    -----------
Net earnings (loss) . . . . . . . . . . . . .   (337,440)     203,271         46,513
Less dividends on preferred stock . . . . . .    (13,658)     (28,784)       (30,800)
                                             -----------  -----------    -----------
Net earnings (loss) applicable to common
 stock. . . . . . . . . . . . . . . . . . .  $  (351,098) $   174,487    $    15,713
                                             ===========  ===========    ===========
Weighted average common shares
 outstanding. . . . . . . . . . . . . . . .   47,556,187   47,915,551     48,139,870
                                             ===========  ===========    ===========
Primary earnings (loss) per common share:
  Operating earnings (loss) . . . . . . . .       $(7.38)       $3.82          $ .42
  Cumulative effect of changes in
   accounting methods . . . . . . . . . . .                      (.14)
  Extraordinary losses. . . . . . . . . . .                      (.04)          (.09)
                                                  ------        -----          -----
  Net earnings (loss) . . . . . . . . . . .       $(7.38)       $3.64          $ .33
                                                  ======        =====          =====
Fully diluted earnings (loss) per common share:
  Operating earnings (loss) . . . . . . . .       $(7.38)       $3.53          $ .42
  Cumulative effect of changes in
   accounting methods . . . . . . . . . . .                      (.12)
  Extraordinary losses. . . . . . . . . . .                      (.03)          (.09)
                                                  ------        -----          -----
  Net earnings (loss) . . . . . . . . . . .       $(7.38)       $3.38          $ .33
                                                  ======        =====          =====

    The accompanying notes are an integral part of the financial statements.

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended December 31, 1994, 1993 and 1992
                                    (In Thousands)

                                                  1994          1993         1992
                                                  ----          ----         ----
Preferred stock:
  Balance at beginning of year. . . . . . .    $  229,239    $  329,242   $  329,242
  Exchanged for common stock. . . . . . . .                          (3)
  Redemption of shares. . . . . . . . . . .       (29,242)     (100,000)
                                               ----------    ----------   ----------
  Balance at end of year. . . . . . . . . .       199,997       229,239      329,242
                                               ----------    ----------   ----------
Common stock:
  Balance at beginning of year. . . . . . .        71,594        71,401       71,399
  Exercise of stock options . . . . . . . .            58           192            2
  Issuance of shares for Class B common
   stock. . . . . . . . . . . . . . . . . .           100
  Exchange of preferred stock . . . . . . .                           1
  Retirement of treasury shares . . . . . .       (22,769)
                                               ----------    ----------   ----------
  Balance at end of year. . . . . . . . . .        48,983        71,594       71,401
                                               ----------    ----------   ----------
Common stock, Class B:
  Balance at beginning of year. . . . . . .           100           100          100
  Purchase and cancellation of shares . . .          (100)
                                               ----------    ----------   ----------
  Balance at end of year. . . . . . . . . .                         100          100
                                               ----------    ----------   ----------
Additional paid-in capital:
  Balance at beginning of year. . . . . . .       155,499       155,391      155,389
  Exercise of stock options . . . . . . . .            90           106            2
  Exchange of preferred stock . . . . . . .                           2
  Retirement of treasury shares . . . . . .       (29,006)
                                               ----------    ----------   ----------
  Balance at end of year. . . . . . . . . .       126,583       155,499      155,391
                                               ----------    ----------   ----------
Net unrealized investment gains (losses):
  Balance at beginning of year. . . . . . .        20,458        18,823       (3,384)
  Change during year. . . . . . . . . . . .       (75,817)        1,635       22,207
                                               ----------    ----------   ----------
  Balance at end of year. . . . . . . . . .       (55,359)       20,458       18,823
                                               ----------    ----------   ----------
Retained earnings (deficit):
  Balance at beginning of year. . . . . . .        71,833      (102,654)    (118,367)
  Net earnings (loss) . . . . . . . . . . .      (337,440)      203,271       46,513
  Cash dividends on preferred stock . . . .       (13,658)      (28,784)     (30,800)
                                               ----------    ----------   ----------
  Balance at end of year. . . . . . . . . .      (279,265)       71,833     (102,654)
                                               ----------    ----------   ----------
Notes receivable collateralized by common
 stock:
  Balance at beginning of year. . . . . . .        (1,729)       (2,163)
  Additions during year . . . . . . . . . .           (66)         (154)      (2,163)
  Collections during year . . . . . . . . .                         588
                                               ----------    ----------   ----------
  Balance at end of year. . . . . . . . . .        (1,795)       (1,729)      (2,163)
                                               ----------    ----------   ----------
Treasury stock, common:
  Balance at beginning of year. . . . . . .       (51,824)      (50,891)     (49,460)
  Purchase of shares. . . . . . . . . . . .        (3,757)         (933)      (1,431)
  Retirement of treasury shares . . . . . .        51,775
                                               ----------    ----------   ----------
  Balance at end of year. . . . . . . . . .        (3,806)      (51,824)     (50,891)
                                               ----------    ----------   ----------
    Total stockholders' equity. . . . . . .     $  35,338    $  495,170   $  419,249
                                               ==========    ==========   ==========


     The accompanying notes are an integral part of the financial statements.

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1994, 1993 and 1992
                                  (In Thousands)

                                              1994           1993         1992
                                              ----           ----         ----
Cash flows from operating activities:
  Operating earnings (loss) . . . . . . .   $(337,440)   $   211,924  $    50,855
  Items not requiring (providing) cash:
    Adjustments relating to universal
     life and investment products:
      Interest credited to account
       balances . . . . . . . . . . . . .      74,378        100,120      159,392
      Charges for mortality and
       administration . . . . . . . . . .     (64,120)       (71,375)     (85,730)
    Depreciation and amortization . . . .      17,800         26,639       23,454
    Change in accounting for excess
     cost . . . . . . . . . . . . . . . .     210,683
    Increase (decrease) in future policy
     benefits . . . . . . . . . . . . . .     (27,209)           621       33,970
    Decrease (increase) in deferred
     policy acquisition costs . . . . . .       9,843             24      (10,219)
    Increase (decrease) in currently
     payable taxes. . . . . . . . . . . .      10,613         16,384      (45,986)
    Increase (decrease) in policy
     liabilities, other policyholder
     funds, accounts payable and accrued
     expenses . . . . . . . . . . . . . .     (26,154)        27,745        7,649
    Decrease in notes and accounts
     receivable and accrued investment
     income.. . . . . . . . . . . . . . .         841          7,838       15,903
    Amortization of bond, mortgage and
     collateral loan discount, net. . . .       1,612          7,484      (13,606)
    Deferred income tax expense
     (credit) . . . . . . . . . . . . . .       6,490         73,028      (70,092)
    Equity in undistributed earnings of
     equity investees and limited
     partnerships . . . . . . . . . . . .      (4,165)       (34,276)      (6,203)
    Gain on Consolidated Fidelity Life
     Insurance Company transaction. . . .     (11,133)
    Gain on sale of investment in
     Bankers Life Holding Corporation . .                   (297,041)
    Loss (gain) on sale of subsidiaries .       4,200                    (110,734)
    Realized investment (gains) losses. .      96,928        (34,825)     119,088
    Gain on termination of reinsurance. .                    (22,642)
    Other, net. . . . . . . . . . . . . .      (8,160)       (10,786)      12,347
                                            ---------    -----------  -----------
      Net cash provided (used) by
       operating activities . . . . . . .     (44,993)           862       80,088
                                            ---------    -----------  -----------
Cash flows from investing activities:
  Sales of fixed maturities . . . . . . .     430,392        640,168    1,410,441
  Maturities and other redemptions of
   fixed maturities . . . . . . . . . . .     228,328        610,809      881,534
  Sales of other long-term invested
   assets . . . . . . . . . . . . . . . .     169,851        252,883      175,995
  Sale of investment in Bankers Life
   Holding Corporation. . . . . . . . . .                    287,639
  Proceeds from sale of subsidiaries,
   net of cash disposed . . . . . . . . .                                  89,672
  Purchases of fixed maturities . . . . .    (798,662)    (1,186,502)  (2,246,298)
  Purchases of other long-term invested
   assets . . . . . . . . . . . . . . . .     (84,197)      (120,696)    (162,526)
  Cash received (transferred) on
   reinsurance transactions . . . . . . .      25,158        (43,152)
  Additional investment in Consolidated
   Fidelity Life Insurance Company
   preferred stock, net of cash
   recovered. . . . . . . . . . . . . . .     (15,652)
  Purchase of subsidiary, net of cash
   acquired . . . . . . . . . . . . . . .      (3,589)
  Other . . . . . . . . . . . . . . . . .                                  (8,001)
                                            ---------    -----------  -----------
      Net cash provided (used) by
       investing activities . . . . . . .     (48,371)       441,149      140,817
                                            ---------    -----------  -----------
Cash flows from financing activities:
  Proceeds of notes payable . . . . . . .                                   6,200
  Proceeds of collateralized mortgage
   note obligations . . . . . . . . . . .                   171,000
  Principal payments on collateralized
   mortgage note obligations. . . . . . .                  (205,356)
  Policyholder contract deposits. . . . .     177,708       200,439       615,171
  Policyholder contract withdrawals . . .    (188,918)     (407,871)     (603,833)
  Principal payments on notes payable . .      (8,587)      (41,280)     (169,229)
  Repurchase of subordinated debt . . . .     (10,081)      (84,069)       (1,694)
  Redemption of preferred stock . . . . .                  (100,000)
  Purchase of common stock for treasury .        (500)         (933)       (1,431)
  Dividends on preferred shares . . . . .     (13,658)      (28,784)      (30,800)
                                            ---------    -----------  -----------
      Net cash provided (used) by
       financing activities . . . . . . .     (44,036)     (496,854)     (185,616)
                                            ---------    -----------  -----------
Net increase (decrease) in cash and
 short-term investments . . . . . . . . .    (137,400)      (54,843)       35,289
Cash and short-term investments at
 beginning of year. . . . . . . . . . . .     366,922       421,765       386,476
                                            ---------    -----------  -----------
Cash and short-term investments at end
 of year. . . . . . . . . . . . . . . . .   $ 229,522    $  366,922   $   421,765
                                            =========    ==========   ===========

   The accompanying notes are an integral part of the financial statements.

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION

  Effective June 15, 1994, I.C.H. Corporation changed its name to
Southwestern Life Corporation (the Company or SLC).

  The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from date of acquisition through date of divestiture. All significant intercompany accounts and transactions have been eliminated in consolidation. Previously reported amounts for 1993 and 1992 have in some instances been reclassified to conform to the 1994 presentation. See Note 2 for organizational changes.

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

(B) INVESTMENTS

  Fixed maturity investments include bonds and preferred stocks with mandatory redemption features. The Company classifies all fixed maturity investments into two categories as follows:

     - Available for sale securities, representing securities that may be sold prior to maturity due to changes that might occur in market interest rate risks, changes in the security's prepayment risk, management of the Company's income tax position, the Company's general liquidity needs, increases in loan demand, the need to increase regulatory capital, changes in foreign currency risk, or similar factors. Available for sale securities are carried at fair value.

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

  Mortgage loans are stated at the aggregate unpaid principal balances, less unamortized discount and valuation allowances. Fees received and costs incurred with origination of mortgage loans are deferred and amortized as yield adjustments over the remaining lives of the mortgages. Real estate, substantially all of which was acquired through foreclosure, is recorded at the lower of fair value, minus estimated costs, to sell or cost. If the fair value of the foreclosed real estate minus estimated costs to sell is less than cost, a valuation allowance is provided for the deficiency. Increases or decreases in the valuation allowance are charged or credited to income.

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Investments in limited partnerships and 20% to 50% interests in the common stocks of other entities, whose affairs are not controlled by the Company (equity investees), are reflected on the equity method, or at cost, adjusted for the Company's share, after allowance for possible dilution, of the undistributed earnings and losses (both realized and unrealized) since acquisition.

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

(D) EXCESS COST OF INVESTMENT IN SUBSIDIARIES OVER NET ASSETS ACQUIRED

  Excess cost of investments in subsidiaries over net assets acquired, or "goodwill," is amortized on the straight-line basis over a 40-year period. The Company periodically assesses the recoverability of excess cost through an actuarial projection of future earnings of the applicable insurance subsidiaries (excluding excess cost amortization) over the remaining life of such excess cost. Such projections include various interest rate scenarios, with anticipated levels of new business production for only a five-year period. Prior to 1994, projected future earnings were undiscounted. At December 31, 1994, the Company adopted a change in accounting for assessing the recoverability of excess cost by discounting projected future earnings of the Company's insurance subsidiaries, using an economic rate of return (13%). (See Note 7.)

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

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

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

(F) FUTURE POLICY BENEFITS

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

(G) POLICY AND CONTRACT CLAIMS

  Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

(H) UNIVERSAL LIFE AND INVESTMENT CONTRACT LIABILITIES

  Benefit reserves for universal life, interest-sensitive and investment products are determined following the retrospective deposit method and consist principally of policy account values before any surrender charges, plus certain deferred policy fees which are amortized using the same assumptions and factors used to amortize deferred policy acquisition costs.

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(I) INCOME TAXES

  Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Excess cost of investment in subsidiaries over net assets acquired is reduced for the tax benefits obtained from the utilization of an acquired company's tax deductions.

(J) RECOGNITION OF PREMIUM REVENUE AND RELATED EXPENSES

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

(K) PARTICIPATING POLICIES

  Participating life insurance policies represent approximately 1% of the total individual life insurance in force at December 31, 1994 and 1993, respectively. The amount of dividends to be paid is determined annually by the boards of directors of the life insurance subsidiaries. A portion of the earnings of the Company is allocated to the participating policyholders and included in other policyholder funds.

(L) FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    CASH AND SHORT-TERM INVESTMENTS: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

    INVESTMENT SECURITIES: Fair values for fixed maturity securities (including mandatorily redeemable preferred stocks) are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or are estimated based on expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. The fair values for equity securities are based on quoted market prices and are recognized in the balance sheet. (See Note 5.)

    MORTGAGE AND COLLATERAL LOANS: The fair values for mortgage and collateral loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. (See Note 5.)

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

    INVESTMENTS IN LIMITED PARTNERSHIPS: Fair values for the Company's investments in limited partnerships are based on the estimated fair values of the partnership assets and liabilities, assuming a liquidation of the partnership and distribution of proceeds to the partners. (See Note 6.)

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's off-balance-sheet interest rate swaps are based on formulas using current assumptions. (See Note 5.)

    INVESTMENT CONTRACTS: Fair values for the Company's liabilities under investment-type insurance contracts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. (See Note 8.)

    NOTES PAYABLE: The fair value of the Company's subordinated long-term debt is estimated using prices from public trades of the Company's subordinated debt as of December 31, 1994. The fair value of other long-term debt is estimated using discounted cash flow analyses, based on the Company's implicit incremental borrowing rates from the fair value of the Company's long-term debt. (See Note 3.)

(M) EARNINGS PER SHARE CALCULATIONS

  Primary earnings per share are computed by dividing earnings, less preferred dividend requirements, by the weighted average number of common shares outstanding. In computing fully diluted earnings per share, the weighted average number of common shares outstanding is adjusted to reflect common stock equivalents resulting from stock options and the assumed conversion of the Company's Series 1986-A Preferred Stock into common shares, and preferred dividend requirements are adjusted to eliminate dividends on the shares assumed to have been converted. The computation of fully diluted earnings per share excludes the assumed conversion of such preferred shares for each period in which the assumed conversion would be antidilutive.

2. ACQUISITIONS AND DISPOSITIONS

  On November 9, 1992, the Company completed the sale of its wholly-owned subsidiary, Bankers Life and Casualty Company (Bankers), and Bankers' subsidiary, Certified Life Insurance Company (Certified), to an affiliate of Conseco, Inc. (Conseco) for $600 million cash, subject to final adjustment. Prior to the closing, Bankers transferred its ownership in all of its other subsidiaries to the Company, and the Company and its subsidiaries purchased certain other assets from Bankers, including primarily a residual interest in certain mortgage-backed securities, Bankers' home office real estate, and certain equity investments. The Company provided financing for the acquisition totaling $101.4 million and, in return, retained an approximate 29.7% interest in Bankers. The financing consisted of a $16.7 million common equity investment in Bankers Life Holding Corporation (BLHC), the Conseco entity formed for the purpose of making the acquisition, and the purchase of $34.7 million of BLHC 11% Junior Subordinated Debentures due 2003 and $50.0 million of a BLHC preferred stock yielding an 11% annual return. In addition, Conseco Capital Partners, L.P. (CCP) acquired a 52.6% interest in BLHC, and the Company, through one of its subsidiaries, made an additional $9.6 million investment to acquire a 19.3% ownership interest in CCP. As a result of the 29.7% interest in BLHC and the indirect investment through CCP the Company retained a residual interest in Bankers totaling approximately 39.9%. The results of operations of Bankers and Certified were included in the Company's consolidated results of operations through October 31, 1992, the effective date of the sale for financial reporting purposes. Subsequent to that date, the Company reflected its proportionate share of the operating results of CCP and BLHC based on the equity method. Because of the significant ownership interest in Bankers retained by the Company, the sale of Bankers was accounted for as a step transaction in accordance with GAAP. Accordingly, the Company reflected its residual interest in Bankers on its historical accounting basis and reflected a gain on the approximate 60.1% interest in Bankers deemed to have been sold totaling $110,734,000 in the Company's consolidated statement of earnings for the year ended December 31, 1992. In conjunction with the sale of Bankers, the Company indemnified the purchasers against certain contingencies relating to taxes and other matters associated with Bankers and Certified in periods prior to the closing date. The Company believes its liability, if any, will not be material.

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

  On September 30, 1993, the Company sold its investment in BLHC to Conseco and one of Conseco's subsidiaries for $287,639,000 cash. The Company utilized $50 million of the proceeds to redeem $50 million stated value of the Series 1987-A Preferred Stock of the Company from a Conseco subsidiary. The sale of the BLHC shares resulted in a gain totaling $197,665,000. The gains resulting from BLHC's Offering and the sale of the Company's interest in BLHC totaling $297,041,000 have been reflected as a single line item in the consolidated statement of earnings for the year ended December 31, 1993. The Company continued to reflect its equity in the earnings of BLHC through the date of sale.

  Immediately prior to the termination of the reinsurance agreements with Consolidated Fidelity Life Insurance Company (CFLIC) on June 30, 1994 (see
Note 4), Union Bankers Insurance Company (Union Bankers), a subsidiary of the Company, utilized available cash to purchase all of the outstanding stock of Marquette National Life Insurance Company (Marquette), a subsidiary of CFLIC, for $8,215,000. The purchase price was based on the fair value of Marquette's underlying net assets, consisting primarily of cash and U.S. Treasury obligations, adjusted for the value of Marquette's various state licenses, as determined by an independent actuarial firm. Marquette's results of operations have been included in the Company's results of operations for periods subsequent to June 30, 1994.

  On January 12, 1995, the Company sold its wholly-owned subsidiary, Southeast Title and Insurance Company (Southeast) for cash in the amount of $2,071,000. The sales price approximated the GAAP book value of the Company's investment in Southeast.

  On January 20, 1995, the Company entered into a letter of intent to sell to an unaffiliated party its wholly-owned subsidiary, Bankers Life Insurance Company of New York (Bankers New York) for $35,000,000 cash, subject to certain closing adjustments. At December 31, 1994, the Company reflected a loss on the anticipated sale of Bankers New York totaling $4.2 million. The transaction is subject to, among other conditions, completion of a definitive agreement and receipt of required regulatory approvals.

  On March 24, 1995, the Company entered into a definitive agreement to sell to an unaffiliated party its ownership interest in its 98.8% owned subsidiary, Integrity National Life Insurance Company (Integrity National), for $9,578,000 cash, subject to closing adjustments. The transaction is subject to, among other conditions, receipt of required regulatory approvals and reinsurance of certain of Integrity National's business.

  On March 24, 1995, the Company entered into a letter of intent to sell to an unaffiliated third party its wholly-owned subsidiary Constitution Life Insurance Company (Constitution) for $1.86 million cash plus Constitution's adjusted capital and surplus. The transaction is subject to, among other conditions, completion of a definitive agreement

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

and receipt of regulatory approvals. Also, as a condition to consummation of the transaction, Constitution will be required to cede 100% of its insurance contracts to another insurer.

3. NOTES PAYABLE

  The carrying and fair values of notes payable at December 31, 1994 and 1993 are summarized as follows:

                                                     CARRYING AMOUNT        FAIR VALUE
                                                     ---------------      --------------
                                                     1994       1993      1994      1993
                                                     ----       ----      ----      ----
                                                                (In Thousands)
11 1/4% Senior Subordinated Notes due 1996 (a). .  $256,101   $266,101  $212,563  $263,440
11 1/4% Senior Subordinated Notes due 2003 (b). .    91,161     91,161    61,989    90,249
9 1/2% Unsecured Note due 1996 (c). . . . . . . .    21,900     25,550    20,486    25,071
Borrowings under senior secured loan (d). . . . .               30,000              30,000
Other . . . . . . . . . . . . . . . . . . . . . .       232      5,169       193     5,169
                                                   --------   --------  --------  --------
                                                   $369,394   $417,981  $295,231  $413,929
                                                   ========   ========  ========  ========

The prime rate at December 31, 1994 was 8.5%.
-----------
(a) The 11 1/4% Senior Subordinated Notes due 1996 (Old Notes) require a sinking fund payment of $100,000,000 on December 1, 1995. The Old Notes are redeemable at the option of the Company by paying a premium of 2% through November 30, 1995. Thereafter, the Old Notes may be redeemed at their face amount. In addition, the Company may not declare or pay dividends on its Common Stock without the consent of the holders of the Old Notes if certain financial conditions set forth in the Indenture for such Notes will be exceeded as a result of the dividends.

(b) On November 11, 1993, the Company completed an exchange offering whereby $4,055,000 of the Company's Debentures and $87,106,000 of the Company's Old Notes were exchanged for $91,161,000 of the Company's 11 1/4% Senior Subordinated Notes due 2003 (New Notes). The terms and covenants of the New Notes are substantially similar to those of the Old Notes, except that the New Notes mature December 1, 2003 and are non-callable until December 1, 1996, after which they will be callable at a premium of 3% during the succeeding twelve month period and 2% during the twelve month period commencing December 1, 1997.

(c) The 9 1/2% Unsecured Note requires principal installments of $3,650,000 on December 31, 1995 and a final installment of $18,250,000 on December 31, 1996.

(d) The senior secured loan was initially obtained from various banks in September 1990 in the original principal amount of $250,000,000, and had been paid down to $160,000,000 by year-end 1991. On January 6, 1992, the Company prepaid $45,000,000 of the outstanding loan and the remaining $115,000,000 of the loan was purchased by CFLIC, a subsidiary of CNC, the Company's then-controlling shareholder. On November 17, 1992, the Company prepaid an additional $85,000,000 of the loan utilizing proceeds from the sale of Bankers, and CFLIC agreed that a final installment of $30,000,000 would become due December 31, 1994. On June 30, 1994 the Company acquired and cancelled the note as part of transactions with CFLIC (see Note 4).

  The following summary sets forth the maturities and sinking fund requirements of notes payable during each of the five years following December 31, 1994 (in thousands):

                  1995 . . . . . . . . . . . . . . .     $ 59,802
                  1996 . . . . . . . . . . . . . . .      218,306
                  1997 . . . . . . . . . . . . . . .           60
                  1998 . . . . . . . . . . . . . . .           65
                  1999 and thereafter. . . . . . . .       91,161
                                                         --------
                                                         $369,394
                                                         ========

  At December 31, 1994, SLC held $22,399,000 principal amount of the Old Notes which, at the Company's option, can be used to partially satisfy its 100,000,000 sinking fund obligation relative to such notes due December 1,

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

3. NOTES PAYABLE (CONTINUED)

1995. In addition, an SLC subsidiary holds $21,500,000 principal amount of Old Notes. Regulatory approval will be required to transfer these Old Notes to SLC in the form of a dividend. In the above schedule of maturities and sinking fund requirements, it has been assumed that the aggregate $43,899,000 principal amount of the Old Notes held by SLC and its subsidiary will be available for sinking fund purposes and that the sinking fund requirement in 1995 will total $56,101,000. At its option, the Company may alternatively determine to use sinking fund provisions in 1995 to retire up to $100,000,000 principal amount of the Old Notes at their par value.

  Due to the dividend restrictions at the subsidiary level as discussed in
Note 9, the Company's ability to meet its debt obligations of $59,802,000 in 1995 and $218,306,000 in 1996 is dependent on being able to effect a restructuring or refinancing of certain significant debt obligations or to sell certain assets to generate sufficient cash proceeds to meet such debt obligations or obtain sufficient cash from another source, such as an equity investor or an institutional lender. Such restructuring or recapitalization may require regulatory, creditor or stockholder approvals and would likely result in a substantial dilution of existing stockholders, especially common stockholders, and could possibly result in a change in control of the Company. Based on current conditions and circumstances, management intends and believes SLC has the ability to effect the actions necessary to generate sufficient cash proceeds to meet its debt obligations through December 1995.

  At December 31, 1994 and 1993, the Company had notes receivable totaling $27,000,000 and $26,500,000, respectively, which were collateralized by the Company's note payable in the amount of $21,000,000 and $20,340,000, respectively. The Company has the right to set off its obligation against the notes receivable. In the accompanying balance sheets, the Company's notes receivables have been reflected net of amounts due under the notes payable.

4. RELATED PARTY TRANSACTIONS

  On June 15, 1993, the Company, the Company's then-controlling shareholder, CNC, and CNC's subsidiary, CFLIC, entered into an agreement (the 1993 Agreement) under which (i) the Company was authorized, and undertook the obligation, to negotiate the termination of reinsurance agreements pursuant to which CFLIC reinsured certain annuity business written by Southwestern Life Insurance Company (Southwestern Life), a subsidiary of the Company, and Bankers, and (ii) the Company transferred assets, consisting of a limited partnership interest at market value, which exceeded book value by $13,002,000 (that has since been liquidated) and 83% of the outstanding common stock of I.C.H. Funding Corporation (ICH Funding), to CFLIC to acquire preferred stock of CFLIC, with a stated value of $63,000,000. Under the terms of the 1993 Agreement, the CFLIC preferred stock was to be repurchased by CFLIC immediately following the termination of the CFLIC reinsurance agreements. Therefore, for financial reporting purposes, the recognition of the unrealized gain on the limited partnership interest transferred and subject to repurchase was deferred. The reinsurance agreements had been entered into in 1990 in conjunction with the Company's sale of Marquette to CNC and its stockholders. Under the reinsurance agreements, Employers Reassurance Corporation (ERC), an independent third party insurer, retroceded to CFLIC certain annuity business which was reinsured with ERC by each of Southwestern Life and Bankers.

  On June 30, 1994, the CFLIC reinsurance agreements were terminated, and the business reinsured thereunder was recaptured, effective as of April 1, 1994. Immediately prior to the termination of the CFLIC reinsurance agreements, Union Bankers utilized available cash to purchase all of the outstanding stock of Marquette, a subsidiary of CFLIC, for $8,215,000 (see Note 2). Following completion of the terminations, CFLIC repurchased the shares of its preferred stock held by the Company by transferring to the Company the senior secured loan of the Company with an outstanding principal balance of $30,000,000, all of the outstanding shares of the Company's Series 1984-A Preferred Stock with a stated value of $22,242,000, all of the outstanding shares of the Company's Series 1987-B Preferred Stock with a stated value of $7,000,000, a U.S. Treasury note (par value $1,050,000), and 620,423 shares

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

4. RELATED PARTY TRANSACTIONS (CONTINUED)

of the Company's Common Stock. Immediately following the repurchase of the CFLIC preferred stock, SLC retired the senior secured loan and the SLC preferred stocks. The shares of SLC Common Stock received were placed in treasury and retired.

  Upon termination of the CFLIC reinsurance agreement relating to the business written by Southwestern Life, CFLIC transferred cash and invested assets to ERC with a fair value equal to the reserve liabilities being recaptured, net of the ceding fees payable. Due primarily to a requirement by insurance regulatory authorities to transfer such investments upon termination of the reinsurance agreements at their fair value, the Company increased its basis in the CFLIC preferred stock by investing an additional $26,212,000 (including $21,078,000 cash and a $5,134,000 receivable)
immediately prior to the terminations to enable CFLIC to have sufficient assets (other than the Company's securities being transferred to the Company upon redemption of the CFLIC preferred stock) to complete the terminations. A substantial portion of such amount was attributable to a decline in the fair value of the 83% interest in ICH Funding subsequent to the Company's transfer of such investment to CFLIC in June 1993.

  In conjunction with the termination of the CFLIC reinsurance agreement relating to the business written by Southwestern Life, annuity reserve liabilities totaling $323,305,000 were assumed by ERC and invested assets with a fair value of $289,414,000 were transferred by CFLIC to ERC. The difference between the reserve liabilities assumed by ERC and the assets transferred from CFLIC, totaling $33,891,000, represented the aggregate ceding fee paid to CFLIC to effect the termination. Immediately thereafter, Southwestern Life recaptured $107,163,000 of the reserve liabilities from ERC and received invested assets from ERC totaling $93,942,000. The assets consisted of cash, short-term investments and marketable fixed maturity investments totaling $25,455,000, CFLIC's investment in ICH Funding and certain pass-through certificates issued by a special purpose trust with an estimated fair value totaling $12,528,000, collateral loans due from James M. Fail and CFSB Corporation totaling $50,640,000, and other assets, principally mortgage loans, totaling $5,319,000. The difference between the reserve liabilities recaptured by Southwestern Life and the assets transferred from ERC, totaling $13,221,000, represented a ceding fee paid by Southwestern Life, and reduced ERC's net ceding fees incurred to effect the CFLIC reinsurance termination to $20,670,000. The reinsurance agreement between Southwestern Life and ERC was amended to provide that ERC will be permitted to recover the net ceding fees incurred out of the future profits on the portion of Southwestern Life's annuity business it retained, together with interest at 2% per annum on the unamortized balance of such ceding fees. For financial reporting purposes, the reinsurance arrangement between Southwestern Life and ERC has been reflected as a financing arrangement and, accordingly, is not reflected in the Company's financial statement except for the interest paid to ERC.

  The amount of the ceding fees paid to CFLIC in connection with the recapture was determined by management of the Company utilizing the methodology developed by an independent actuarial firm, with appropriate adjustments in assumptions to reflect changes in market interest rates and other factors.

  Pursuant to the 1993 Agreement, the Company agreed to bear the federal income tax consequences resulting from the termination of the CFLIC reinsurance agreements. Upon closing of the CFLIC termination, the Company agreed to indemnify CNC and CFLIC for tax liabilities of CFLIC and Marquette arising through June 30, 1994, and deposited into an escrow account $8,825,000 of cash which the Company was to have received upon CFLIC's repurchase of its preferred stock as a source of funds for the payment of taxes for which the Company is responsible. With the payment of such tax liabilities, the Company became entitled to all tax refunds to which CFLIC is entitled through the carryback of capital losses resulting from the termination of the CFLIC reinsurance agreements or as a result of any redetermination of CFLIC's tax liabilities through the first taxable period of CFLIC and Marquette ending after such termination. The amount deposited into escrow along with the proceeds from CFLIC's tax refunds exceeded what was required to pay CFLIC's tax liabilities and the $5,134,000 liability to ERC by $5,426,000. These excess

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

funds were returned to the Company and effectively reduced the Company's increase in basis in the CFLIC preferred and its net cash outlay to $15,652,000.

  For financial reporting purposes, the Company recorded the redemption of its preferred stocks received from CFLIC at their stated value which, in management's opinion, approximated the fair value of such securities as of the date the 1993 Agreement was entered into. The 620,423 shares of the Company's Common Stock received from CFLIC were recorded at their market value, or $5.25 per share, as of the date of closing. The termination of the CFLIC reinsurance agreements, the receipt of a payment-in-kind dividend from CFLIC representing dividends on such preferred stock from the date of issuance through the date of redemption, and the redemption of the Company's securities resulted in a pretax gain totaling approximately $11,133,000, which included recognition of the $13,002,000 deferred unrealized gain on the limited partnership interest that had been liquidated while held by CFLIC.

  Experience refunds received from CFLIC under the Southwestern Life reinsurance arrangement totaled $4,851,000 and $2,068,000 for the years ended December 31, 1993 and 1992, respectively. An experience refund was not received for the three months ended March 31, 1994 because the business reinsured by Southwestern Life was not profitable that quarter due principally to the sales of certain high yield securities and lower reinvestment yields. The Bankers business reinsured by CFLIC was not profitable in 1992 due primarily to a loss incurred relative to certain reinsurance recoverables and, as a consequence, Bankers was not entitled to an experience refund in 1992.

  Bankers was a party to a service agreement with Marquette and CFLIC whereby it provided investment management, administrative, data processing, and general supervisory and management services related to business reinsured with CFLIC, in exchange for annual fees equal to .45% of reserves on the reinsured policies. Fees earned from providing such services totaled $1,593,000 for the ten months ended October 31, 1992. Such fees were taken into consideration in the determination of profitability of the reinsured business. In addition, a subsidiary entered into a service agreement effective January 1992, whereby the subsidiary provided administrative services for Marquette. Fees earned from providing such services totaled $449,000 and $2,016,000 for the years ended December 31, 1993 and 1992, respectively.

  On February 11, 1994, the Company purchased all of the 100,000 shares of its Class B Common Stock held by CNC for total cash consideration of $500,000. The Class B Common Stock had entitled CNC to elect 75% of the Company's Board of Directors (see Note 10). Concurrently with the purchase of such stock, the Company entered into Independent Contractor and Services Agreements (Services Agreements) with Robert T. Shaw and C. Fred Rice, the controlling shareholders of CNC. The Services Agreements provide for a lump sum payment to Messrs. Shaw and Rice totaling $2 million as of the closing date and additional payments totaling $8,575,000 over a ten-year period. In addition, the Company agreed to provide customary employee benefits to Messrs. Shaw and Rice and their dependents. In the event of the deaths of Messrs. Shaw or Rice, any amounts not previously paid under the Services Agreements will become immediately payable to their estates. In consideration for the Services Agreements, Messrs. Shaw and Rice agreed that they would attempt to identify business opportunities in the insurance industry which may be suitable for the Company and to consult with the Company regarding such other matters as the Company may reasonably request. In addition, Mr. Rice will continue to serve as an executive officer of the Company and, if re-elected, will continue to serve on the Company's Board of Directors. The Services Agreements replaced a management and consulting contract with CNC that provided for annual payments to CNC totaling $2,000,000. In addition, Mr. Shaw was granted an option, exercisable within a six month period, to acquire certain aircraft equipment owned by the Company at its depreciated book value. In cash transactions completed on June 30 and August 5, 1994, an entity controlled by Mr. Shaw purchased one aircraft for $1,144,000 and an unrelated third party to whom Mr. Shaw assigned his option purchased the other aircraft for $4,005,000, respectively. At December 31, 1994, the Company has provided a liability for the present value of amounts payable under the Services Agreements totaling $6,102,000.

  At December 31, 1993, the Company held a $2 million promissory note from CNC bearing interest at 10% and payable in December 1995. The note and accrued interest were repaid on February 11, 1994.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. RELATED PARTY TRANSACTIONS (CONTINUED)

  Through June 1993, FMI had leased office space under a ten-year lease in a building owned by Messrs. Shaw and Rice. Effective March 30, 1990, FMI had sublet substantially all of the office space to a former subsidiary which was sold as of that date.

5. INVESTMENTS

  Investment income by type of investment was as follows:

                                                      YEAR ENDED DECEMBER 31,
                                               -----------------------------------
                                                   1994        1993        1992
                                                   ----        ----        ----
                                                          (IN THOUSANDS)
    Gross investment income (loss):
      Fixed maturities                           $144,027    $132,077    $253,740
      Equity securities                             4,911       3,852       5,699
      Financial options and futures                (8,743)     15,515      17,935
      Mortgage loans                               11,357      15,814      21,144
      Policy loans                                 10,390      10,938      13,216
      Short-term investments                       11,636      13,069      13,162
      Collateral loans                              6,470       5,000       6,195
      Real estate                                   8,243       6,982       6,380
      Investments held in trust under
        reinsurance treaty                                                  5,795
      Other                                         3,756       5,337       3,480
                                                 --------    --------    --------
                                                  192,047     208,584     346,746
    Less: Investment expenses                      10,003      12,952      13,608
                                                 --------    --------    --------
        Net investment income                    $182,044    $195,632    $333,138
                                                 ========    ========    ========

   Following is an analysis of realized gains (losses) on investments:

                                                      YEAR ENDED DECEMBER 31,
                                               -----------------------------------
                                                     1994      1993       1992
                                                     ----      ----       ----
                                                          (IN THOUSANDS)
    Fixed maturities                             $  3,001     $12,360   $  31,610
    Collateralized mortgage obligations           (97,803)     (4,356)   (138,519)
    Equity securities                                (509)     37,620      (1,056)
    Mortgage loans                                 (3,124)
    Investment in limited partnership                          (5,013)
    Investment real estate                         (1,050)     (4,220)     (2,557)
    Assets held by unaffiliated reinsurer                                  (1,437)
    Other                                           2,557      (6,298)     (7,129)
                                                 --------     -------   ---------
                                                  (96,928)     30,093    (119,088)
    Add minority interest in realized losses                    4,732
                                                 --------     -------   ---------
                                                 $(96,928)    $34,825   $(119,088)
                                                 ========     =======   =========

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)

   The following table reflects investment writedowns which were included in realized investment gains or losses during each of the three years in the period ended December 31, 1994:

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1994      1993      1992
                                                      ----      ----      ----
                                                           (IN THOUSANDS)
  Fixed maturities                                            $ 4,400
  Collateralized mortgage obligations               $ 97,803           $138,519
  Equity securities                                      430    2,100     6,200
  Mortgage loans                                       3,000                400
  Investment in limited partnership                             4,998
  Investment real estate                               3,800    4,500     3,800
                                                    --------  -------  --------
    Total writedowns                                $105,033  $15,998  $148,919
                                                    ========  =======  ========

   Fixed maturities writedowns in 1993 were related to credit deterioration of noninvestment-grade securities. CMO writedowns in 1994 included $86,187,000 of other than temporary writedowns of derivative CMO investments in Fund America Investors Corporations II (Fund America Investment) and the Secured Investors Secured Trust 1993-1 (SIST Residual), $7,248,000 of writedowns on investments expected to be liquidated in 1995, and $4,368,000 of other than temporary writedowns on other CMO investments. CMO writedowns in 1992 resulted primarily from mortgage loan refinancing activity and the resultant effect of prepayments on residual interest and interest-only CMOs. Writedowns of equity securities in 1993 and 1992 primarily relate to non-redeemable preferred stocks. The mortgage loan writedown in 1994 reflects the provision of a reserve for mortgage loan losses. Investment real estate writedowns reflect the general deterioration in real estate markets over the three year period.

   In 1993, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has classified its fixed maturities into two categories, including available for sale and held to maturity. SFAS No. 115 also establishes criteria for the recognition of a permanent impairment in the carrying value of debt and equity securities. During 1993, the Company reflected a charge for the cumulative effect of writedowns of certain mortgage-backed securities required under the provisions of SFAS No. 115 totaling $7,573,000. The cumulative charge was reflected net of $2,651,000 in related income tax effects.

   During 1994, the Company continued to evaluate its Fund America Investment and the SIST Residual in accordance with SFAS No. 115 and Emerging Issues Task Force (EITF) Issue No. 93-18, "Impairment Recognition for a Purchased Investment in a Collateralized Mortgage Obligation Investment or in a Mortgage-Backed Interest Only Certificate." Due primarily to the rising interest rate environment experienced in 1994 and its effect on the projected future cash flows of the Fund America Investment and the SIST Residual, realized investment losses were triggered under the provisions of EITF No. 93-18 on two occasions during 1994. For the three months ended March 31, 1994, the Company reflected a charge to earnings for the writedown of these investments from their GAAP book value of $96,384,000 to their then fair value totaling $49,936,000, or a total charge of $46,448,000. For the three months ended December 31, 1994, the Company recorded an additional charge to earnings for the writedown of the Fund America Investment from its GAAP book value totaling $48,352,000 to its estimated fair value of $8,613,000, or a total charge of $39,739,000. At December 31, 1994, the combined GAAP book value and carrying value of these investments totaled $15,000,000 and $12,253,000, respectively.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)

  The amortized cost of investments in fixed maturities, the cost of equity securities and the estimated values of such investments at December 31, 1994 and 1993 by categories of securities are as follows:

                                                    GROSS       GROSS   ESTIMATED
                                       AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                          COST      GAINS      LOSSES      VALUE
                                          ----      -----      ------      -----
                                                         (IN THOUSANDS)
  December 31, 1994:
    Available for sale:
      United States Government,
       government agencies and
       authorities                     $   60,261  $  115  $  (1,855)  $   58,521
      States, municipalities and
       political subdivisions              13,542     109       (268)      13,383
      Foreign government securities        20,928      27     (1,613)      19,342
      Public utilities                    149,045      54    (17,715)     131,384
      Mortgage-backed securities          837,173   2,103    (45,754)     793,522
      All other corporate                 658,946     814    (37,045)     622,715
                                       ----------  ------  ----------  ----------
        Subtotal, available for sale
          fixed maturities              1,739,895   3,222   (104,250)   1,638,867
    Held to maturity:
      Mortgage-backed securities           15,915             (2,003)      13,912
                                       ----------  ------  ----------  ----------
        Subtotal, all fixed maturities  1,755,810   3,222   (106,253)   1,652,779
                                       ----------  ------  ----------  ----------
    Non-redeemable preferred stocks         8,345     248                   8,593
    Common stocks                           1,444   1,015       (240)       2,219
                                       ----------  ------  ----------  ----------
        Subtotal, equity securities         9,789   1,263       (240)      10,812
                                       ----------  ------  ----------  ----------
        Total fixed maturities and
          equity securities            $1,765,599  $4,485 $ (106,493)  $1,663,591
                                       ==========  ====== ==========   ==========

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)

                                                    GROSS       GROSS   ESTIMATED
                                       AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                          COST      GAINS      LOSSES      VALUE
                                          ----      -----      ------      -----
                                                         (IN THOUSANDS)
  December 31, 1993:
    Available for sale:
      United States Government,
        government agencies and
        authorities                     $   38,904 $ 1,649  $     (41) $   40,512
      States, municipalities and
        political subdivisions                 635      67                    702
      Public utilities                     139,235   3,906     (1,584)    141,557
      Mortgage-backed securities           801,646  18,194    (37,901)    781,939
      All other corporate                  689,849  39,719     (2,585)    726,983
                                        ----------  ------  ----------  ---------
        Subtotal, available for sale
          fixed maturities               1,670,269  63,535    (42,111)  1,691,693
    Held to maturity:
      Mortgage-backed securities            16,149             (1,954)     14,195
      All other corporate                   10,000                         10,000
                                        ----------  ------  ----------  ---------
        Subtotal, held to maturity          26,149             (1,954)     24,195
                                        ----------  ------  ----------  ---------
        Subtotal, all fixed maturities   1,696,418  63,535    (44,065)  1,715,888
                                        ----------  ------  ----------  ---------
    Non-redeemable preferred stocks         62,134   4,594        (94)     66,634
    Common stocks                            6,426   3,037       (266)      9,197
                                        ----------  ------  ----------  ---------
        Subtotal, equity securities         68,560   7,631       (360)     75,831
                                        ----------  ------  ----------  ---------
        Total fixed maturities and
          equity securities             $1,764,978 $71,166 $  (44,425) $1,791,719
                                        ========== ======= ==========  ==========

   The amortized cost and estimated fair value of fixed maturities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                      ESTIMATED
                                                            AMORTIZED   FAIR
                                                              COST      VALUE
                                                              ----      -----
                                                              (IN THOUSANDS)
  Available for sale:
    Due in one year or less                               $   60,292  $  59,188
    Due after one year through five
      years                                                  200,018    194,091
    Due after five years through ten
      years                                                  302,598    285,888
    Due after ten years                                      339,814    306,178
                                                          ----------  ---------
                                                             902,722    845,345
    Mortgage-backed securities                               837,173    793,522
                                                          ----------  ---------
      Subtotal, available for sale                         1,739,895  1,638,867

  Held to maturity:
    Mortgage-backed securities                                15,915     13,912
                                                          ----------  ---------
                                                          $1,755,810 $1,652,779
                                                          ========== ==========

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)

   Excluding scheduled maturities and sales related to reinsurance transactions, proceeds from sales of investments in debt securities during 1994, 1993 and 1992 and the related gross gains and gross losses realized on such sales were as follows:

                                           YEAR ENDED DECEMBER 31,
                                     ----------------------------------
                                        1994        1993        1992
                                        ----        ----        ----
                                               (IN THOUSANDS)
   Proceeds from sales                $430,392   $ 640,168   $1,410,441
                                      ========   =========   ==========
   Gross gains                        $  6,424   $  25,629   $   38,935
                                      ========   =========   ==========
   Gross losses                       $ (3,423)  $ (19,671)  $   (4,569)
                                      ========   =========   ==========

   Following are changes in unrealized appreciation (depreciation) on investments (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                1994        1993        1992
                                                ----        ----        ----
                                                       (IN THOUSANDS)
  Investments carried at amortized cost:
    Fixed maturities held to maturity        $    (49)   $   9,269   $ 38,269
                                             =========   =========   ========

  Investments carried at fair value:
    Available for sale fixed maturities      $(122,452)  $ 17,156    $ 4,268
    Equity securities                           (6,248)   (17,137)    26,585
    Equity in unrealized gains of equity
      investees and limited partnerships            75      4,472        758
    Other                                          487        875        292
                                             ---------   --------    -------
                                              (128,138)     5,366     31,903
  Less effect on other balance sheet
   accounts:
    Deferred policy acquisition costs           34,478    (16,647)
    Unearned revenue reserves                  (15,011)     6,266
    Deferred income taxes                       38,034      1,470     (9,696)
    Minority interest in unrealized losses      (5,180)     5,180
                                             ---------   --------    -------
  Change in unrealized investment gains
    and losses                               $ (75,817)  $  1,635   $ 22,207
                                             =========   ========   ========

  The carrying value of nonaffiliated invested assets for which no investment income was recorded during the twelve months ended December 31, 1994, was as follows (in thousands):

                 Fixed maturities                     $ 1,834
                 Equity securities                        308
                 Investment real estate                34,486
                 Mortgages                              2,641
                 Investments in limited partnerships    9,282
                 Other invested assets                    779
                                                      -------
                                                      $49,330
                                                      =======

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)

  The Company has a diversified investment portfolio that includes securities of over 750 issuers. Excluding investments in bonds or notes of the United States Government or Government agencies or authorities, the carrying value and fair values of investments by issuer which exceeded 10% of stockholders' equity at December 31, 1994 were as follows (in thousands):

                                     CARRYING  FAIR
ISSUER                                VALUE   VALUE
------                               ------- -------
FIXED MATURITIES
Citicorp Mortgage Securities         $28,304 $28,304
Residential Funding Mortgage
  Securities 1 Inc.                   17,219  17,219
Green Tree Acceptance Inc.            14,261  14,261
Merrill Lynch Mortgage Insurance Inc. 12,737  12,737
Solomon, Inc.                         11,956  11,956
News America Holdings                 11,646  11,646
Hydro Quebec                          11,516  11,516
Goldman Sachs                         11,162  11,162
BankAmerica Corp.                     10,198  10,198
Newfoundland Province CDA             10,154  10,154
Chrysler Financial Corp.               9,632   9,632
Pacific Gas & Electric Co.             9,506   9,506
Continental Corp.                      9,341   9,341
Premier Auto Trust                     9,273   9,273
LASMO (USA) Inc.                       8,962   8,962
Canadian Imperial Bank                 8,855   8,855
Philadelphia Electric Co.              8,813   8,813
Money Store                            8,676   8,676
Fund America Investors Corp.           8,613   8,613
ITT Financial Corporation              8,472   8,472
Standard Credit Card                   8,022   8,022
Transamerica Finance Corp.             8,000   8,000
Ultramar Credit                        7,985   7,985
Bankers Trust - NY                     7,969   7,969
Days Inns Mortgage Trust               7,931   7,353
Telecommunications Inc.                7,868   7,868
RJR Nabisco Inc.                       7,725   7,725
Residential Funding Corp.              7,623   7,623
Aircraft Lease Portfolio               7,510   7,510
Norwest Financial Inc.                 7,477   7,477
Long Island Lighting                   7,411   7,411
Utilicorp United Inc.                  7,379   7,379
Mortgage Capital Funding               7,292   7,292
Manufactured Housing                   7,115   7,115
Signet Credit Card Trust               7,083   7,083
Chase Manhattan Credit Card            6,989   6,989
Chemical Banking Corp.                 6,798   6,798
National Re Holding                    6,470   6,470
237 Park Avenue Associates             6,381   6,121
Hong Kong Shanghi III                  6,340   6,340
Boeing Company                         6,278   6,278
Texas Utilities Electric Co.           6,271   6,271
WSGP International Diversified Funding 6,018   6,018
Corestates Capital                     5,994   5,994
Occidental Petroleum                   5,983   5,983
Oxford Acceptance Corp.                5,796   5,796
ERP Operating Ltd. Partnership         5,790   5,790
Discover Card Trust                    5,724   5,724
Daimler-Benz Vehicle Trust             5,703   5,703
Time Warner Entertainment              5,648   5,648
Norwest Corporation                    5,570   5,570
Fical Home Equity                      5,397   5,397
MBIA, Inc.                             5,360   5,360
American Airline                       5,351   5,351
Ford Credit Grantor Trust              5,337   5,337
Ford Motor Co.                         5,311   5,311
Sears Mortgage Securities Corp.        5,286   5,286
Fleet Finance Home Equity Trust        5,262   5,262
Coast Savings & Loan Association       5,256   5,256
USGI Inc.                              5,224   5,224
Banc One Columbus                      5,145   5,145
J.P. Morgan & Company                  5,045   5,045
Standard Credit Card Trust             5,036   5,036
Travelers Inc.                         5,026   5,026
Colonial Credit Card Trust             5,009   5,009
Wells Fargo & Company                  5,005   5,005
GATX Capital Corp.                     5,000   5,000
Bristol Oaks L.P.                      5,000   5,000
Shearson Lehman Bros. Holding          5,000   5,000
Chevy Chase Master Card Trust          4,997   4,997
Los Angeles County Pension
    Obligation                         4,989   4,989
Budget Fleet Finance Corp.             4,963   4,963
Comerica                               4,922   4,922
Finance Authority of Maine             4,903   4,903
NationsBank Corporation                4,855   4,855
Phillip Morris                         4,850   4,850
Mississippi Power & Light Company      4,847   4,847
General Motors Acceptance Corp.        4,837   4,837
Prudential Securities Secured
    Fin. Ln.                           4,776   4,776
NP Funding II LP                       4,746   4,746
First Union Corp.                      4,744   4,744
CFI Timeshare Certificates             4,725   4,725
Golden West Financial Corp.            4,722   4,722
Morgan Stanley Group Inc.              4,713   4,713
Prime Finance Corporation              4,703   4,703
Coca Cola Enterprises Inc.             4,689   4,689
Southern Union Corp.                   4,685   4,685

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)

                                     CARRYING  FAIR
ISSUER                                VALUE   VALUE
------                               ------- -------
FIXED MATURITIES (CONTINUED)
Ford Motor Credit Co.                $ 4,647 $ 4,647
Merrill Lynch & Co. Inc.               4,631   4,631
Central Power & Light Co. FL           4,622   4,622
National City Corp.                    4,601   4,601
Money Store Inc. (The)                 4,566   4,566
Cleveland Electric Illumination        4,538   4,538
May Department Stores Co.              4,470   4,470
Commonwealth Edison Co.                4,435   4,435
Diamond Shamrock                       4,421   4,421
Greenwich Capital Acceptance           4,390   4,390
Lockheed Corporation                   4,357   4,357
NationsBank Credit Card Master
    Trust                              4,297   4,297
Public Service Enterprise              4,265   4,265
British Columbia Hydro & Power         4,185   4,185
Public Service Electric & Gas Company  4,168   4,168
First Chicago Corp.                    4,140   4,140
Time Warner Inc.                       4,105   4,105
Ontario, Province of Canada            4,030   4,030
Capital Home Equity Loan Trust         4,001   4,001
Bank Nova Scotia                       4,000   4,000
Pacific Bell                           3,995   3,995
Commercial Credit Group Inc.           3,958   3,958
B P America                            3,956   3,956
General Electric Capital Corp.         3,889   3,889
Fleet/Norstar Financial Group          3,858   3,858
J C Penney Inc.                        3,832   3,832
Shawmut National Corp.                 3,778   3,778
First Bank N.A.                        3,744   3,744
UFSB Trust                             3,726   3,726
Service Corp International             3,709   3,709
G E Capital Mortgage Services          3,694   3,694
Weyerhauser Co                         3,676   3,676
Guardian Savings & Loan Assn           3,646   3,646
Secured Investors Structured Trust     3,640   3,640

COLLATERAL LOANS
CFSB Corporation                      29,306  29,306
James M. Fail                         20,159  20,159
Victor Sayyah                          6,001   6,001

EQUITIES
Sears Roebuck & Company                3,532   3,532

LIMITED PARTNERSHIPS
GSSW (real estate)                    21,100  21,100
Hicks Muse/Trident                     8,893   8,893

MORTGAGE LOANS
Ballard Texas Properties               8,664   7,120
Koger Properties Inc.                  7,570   7,491
Bent Tree Tower                        6,932   5,371
Citizens First National                6,894   6,414
Hamilton Partners                      6,352   6,300
West Houston Hotel                     5,110   5,110
Farb Investments                       5,022   4,153
Central & South West                   4,898   4,651

REAL ESTATE
Quail Creek, Arizona
(residential development)              6,805   6,805

SHORT TERM INVESTMENTS
State Street STIF                     29,066  29,066
Bank of Louisville                    24,365  24,365
Champion International Corp.           4,998   4,998
American Brands Inc.                   4,158   4,158
Kerr McGee Corporation                 3,999   3,999


   At December 31, 1994 and 1993, the Company held unrated or noninvestment-grade fixed maturities with carrying values of $100,493,000 and $107,012,000, respectively, and aggregate fair values of $100,233,000 and $106,197,000, respectively. These holdings amounted to 6.1% of the Company's fixed maturity investments and 4.2% of total cash and invested assets at December 31, 1994. The holdings of noninvestment-grade securities are widely diversified and include securities of 63 issuers.

   At December 31, 1994 and 1993, the Company held residual interest mortgage-backed securities other than the Fund America Investment and the SIST Residual with carrying values of $7,904,000 and $11,137,000, respectively, and fair values of $4,223,000 and $8,481,000, respectively. The effective annual yield on such investments based on their carrying value approximated 4.5% at December 31, 1994.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)

   At December 31, 1994 and 1993, the Company held mortgage loans principally involving commercial real estate with carrying values of $127,047,000 and $138,504,000, respectively, and estimated fair values of $119,065,000 and $142,998,000, respectively. Approximately 62% of such mortgages involved property located in Texas, consisting of first mortgage liens on completed income-producing properties. No individual mortgage exceeds $8 million.

   The Company's life insurance subsidiaries are required to maintain certain amounts of assets on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $185,250,000 at December 31, 1994, including securities of the Company with an estimated fair value of $3,640,000, which have been eliminated in consolidation in the accompanying balance sheet.

   Certain of the Company's subsidiaries have entered into interest rate swap arrangements to convert the interest rate characteristics of certain investments to match those of related insurance liabilities. The agreements expire from 1995 to 1997 and exchange fixed-rate payments ranging from 6.0% to 8.44% for three month LIBOR-based interest payments on notional amounts of $23.3 million. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. The subsidiaries are exposed to credit risk in the event of default by counterparties to the extent of any amounts that have been recorded in the balance sheet and market risk as a result of potential future increases in LIBOR. The fair value of interest rate swap arrangements at December 31, 1994, approximated $336,000.

6. INVESTMENTS IN EQUITY INVESTEES AND LIMITED PARTNERSHIPS

   Following is an analysis of the Company's investment in limited partnerships (excluding the Company's investment in CCP at December 31, 1992, which was reflected as an investment in equity investees):

                                           YEAR ENDED DECEMBER 31,
                                         ---------------------------
                                          1994       1993      1992
                                          ----       ----      ----
                                                (IN THOUSANDS)
  Balance, beginning of year           $  43,640  $  39,808  $  36,917
  Contributions and capitalized costs      2,161      5,696     23,747
  Equity in operating earnings             4,165      6,093      2,938
  Equity in extraordinary losses                                (1,082)
  Equity in unrealized gains (losses)         75      5,349          7
  Sale of partnership investment                     (4,998)
  Writedown of partnership investment                (5,013)
  Distributions of earnings                 (123)      (401)    (9,496)
  Other distributions                     (7,891)    (2,894)   (13,223)
                                       ---------  ---------  ---------

  Balance, end of year                 $  42,027  $  43,640  $  39,808
                                       =========  =========  =========

   The fair value of the Company's investments in limited partnerships approximated their carrying value of $42,027,000 and $43,640,000 at December 31, 1994 and 1993, respectively.

   Included in limited partnerships at December 31, 1994, was a $21,100,000 investment, representing a 49% limited partnership interest, in a partnership formed to acquire through auction for resale certain mortgage loans and real estate formerly held by failed savings and loan associations. During 1994, this limited partnership distributed $7,891,000 of mortgages to the Company.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

   At December 31, 1992, CCP had no assets or liabilities, other than its investment in BLHC. Financial information of BLHC and the Company's carrying value and equity in earnings of BLHC as of and for the two months ended December 31, 1992, and the Company's equity in the earnings of BLHC for the nine months ended September 30, 1993, is as follows (in thousands):


                                                 1993        1992
                                                 ----        ----
  Financial position:
    Invested assets                                      $  1,847,000
    Other assets                                            1,523,500
    Insurance liabilities                                   2,490,200
    Notes payable and other liabilities                       709,300
    Preferred stockholders' equity                            160,800
    Common stockholders' equity                                10,200

  Results of operations (unaudited):
    Revenues                                  $ 1,081,600  $  222,500
    Earnings from operations before
      effect of accounting change                  95,300      22,700
    Cumulative effect of change in method
      of accounting for post-retirement
      benefits                                                (13,300)
    Extraordinary loss from early debt
      retirement                                   (5,600)
    Net earnings attributable to common
      stock                                        85,200       6,500

  Amounts recorded by the Company:
    Investment in 11% Junior Subordinated
      Debt                                                  $  30,551
    Investment in 11% preferred stock                          46,509
    Equity investment in BLHC and CCP                         (35,739)
                                                            ---------
                                                            $  41,321
                                                            =========

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. INVESTMENTS IN EQUITY INVESTEES AND LIMITED PARTNERSHIPS (CONTINUED)

  Following is an analysis of the Company's equity investments in BLHC and CCP (in thousands):


                                                    1993      1992
                                                    ----      ----
  Equity investment, beginning of year           $(35,739)
  Cost of investment in BLHC                                  $ 16,700
  Cost of investment in CCP                                      9,640
  Allocated cost of common stock equity
    kickers received for purchase of
    subordinated debt and preferred stock                        8,117
  Excess of sales price over basis in
    retained interest                                          (74,338)
  Equity in earnings of BLHC and CCP,
    including amortization of portion of
    excess of sales price over basis               29,117        3,265
  Equity in extraordinary losses of BLHC           (1,370)
  Equity in (elimination of equity in)
    unrealized investment gains                      (877)         877
  Cash dividends received from BLHC                  (533)
  Equity in proceeds of BLHC initial
    public offering                                99,376
  Reduction in investment upon sale               (89,974)
                                                 --------     --------
  Equity investment, end of year                 $      -     $(35,739)
                                                 ========     ========

   Included in the limited partnership investments at December 31, 1991, was the Company's 21.4% interest in CCP (Predecessor CCP). On July 21, 1992, Predecessor CCP formed a new insurance holding company, CCP Insurance, Inc. (CCP Insurance) and completed an initial public offering (IPO) of common stock in CCP Insurance. Predecessor CCP was liquidated and the Company received 1,764,439 shares of CCP Insurance common stock in exchange for its 21.4% interest in Predecessor CCP. At the date of exchange, the Company's carrying value in Predecessor CCP totaled $19,509,000, which became the Company's basis in the shares of CCP Insurance common stock. The Company subsequently reflected its investment in CCP Insurance, along with 525,000 shares of CCP Insurance purchased in the IPO, as marketable equity securities. Effective September 29, 1993, CCP Insurance completed an underwritten primary and secondary offering of shares of its common stock. The Company sold all of the 1,764,439 shares of the common stock of CCP Insurance in conjunction with the offering for $47,272,000 and realized investment gains totaling $27,758,000. In addition, during 1994 and 1993, the Company sold 12,000 and 455,375 shares of CCP Insurance common stock respectively in open market transactions and realized gains totaling $140,000 in 1994 and $5,310,000 in 1993. At December 31, 1994, the Company continues to hold 57,625 shares of CCP Insurance common stock with a fair value of approximately $1.2 million.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


6. INVESTMENTS IN EQUITY INVESTEES AND LIMITED PARTNERSHIPS (CONTINUED)

  Financial information of Predecessor CCP and the Company's equity in the earnings of Predecessor CCP is as follows (in thousands):


  Results of operations (through July 1992):
    Revenues. . . . . . . . . . . . . . . . . . .    $281,800
    Net operating earnings. . . . . . . . . . . .      17,663
    Extraordinary loss. . . . . . . . . . . . . .      (6,248)

  Amounts recorded by the Company:
    Equity in operating earnings. . . . . . . . .    $  3,550
    Equity in extraordinary loss. . . . . . . . .      (1,082)
    Distributed earnings received . . . . . . . .       8,902


  Following is a summary of the equity in earnings of equity investees and limited partnerships:

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                             1994      1993      1992
                                             ----      ----      ----
                                                 (IN THOUSANDS)
  Operating earnings:
    BLHC                                               $29,117    $3,265
    Limited partnerships. . . . . . . . .    $ 4,165     6,093     2,938
                                             -------    -------    ------
  Equity in operating earnings. . . . . .      4,165    35,210     6,203
  Equity in extraordinary losses. . . . .               (1,370)   (1,082)
                                             -------    -------    ------
                                             $ 4,165    33,840   $ 5,121
                                             =======    =======  =======
  Distributed earnings received              $   123    $  934   $ 9,496
                                             =======    =======  =======


7. ACCOUNTING FOR EXCESS COST (GOODWILL)

  SLC's accounting policy is to amortize goodwill on a straight-line basis over a 40-year period. Historically, the Company periodically assessed the recoverability of its goodwill through an actuarial projection of the undiscounted future earnings of the Company's insurance subsidiaries (excluding excess cost amortization) over the remaining life of such goodwill. Such projections assumed anticipated levels of new production over a succeeding five-year period.

  Under its historical accounting practices, approximately $288,333,000 of SLC's total $298,017,000 of unamortized goodwill at year-end 1994 was attributable to SLC's acquisition of Southwestern Life in 1986. The Company tested the recoverability of the Southwestern Life goodwill and, based on the historical methodology utilized, management concluded that such goodwill appeared to be fully recoverable.

  In early 1995, the Company's Board of Directors approved a change in SLC's strategy for dealing with its public debt obligations and fixed charges. As publicly announced, the new strategy seeks to restructure SLC's capital in such a way as to appropriately meet the Company's long term goals, and to significantly increase SLC's common equity. Management believes that this process will inevitably involve negotiations with third parties based on the perceived fair values of SLC and its operating subsidiaries. Accordingly, management concluded that the Company's accounting policy with respect to the recoverability of goodwill should be changed to discount projections of future earnings using an economic rate of return that would be customary for evaluating the present value of future profits in connection with current life insurance company transactions. As a result of this accounting change, the goodwill attributable to the acquisition of Southwestern Life was reduced from $288,333,000 to $77,650,000, or a total reduction of $210,683,000. Because such a change in accounting was determined to be inseparable from a change in

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


7. ACCOUNTING FOR EXCESS COST (GOODWILL) (CONTINUED)

an estimate, such reduction was reflected as a charge to operating earnings, as opposed to being reflected as the cumulative effect of a change in an accounting principle.

  In addition to the reduction in goodwill related to Southwestern Life, SLC evaluated the recoverability of its remaining goodwill totaling approximately $9,683,000 and determined that $6,834,000 of such goodwill, substantially all of which was related to the 1986 acquisition of Philadelphia American Life Insurance Company (PALICO), was not recoverable through projected future earnings. PALICO is the Company's principal provider of group health insurance products and incurred substantial losses relative to such business over the past two years. Accordingly, an additional charge to operating earnings of $6,834,000 was reflected at year-end 1994 and included in amortization of excess cost in the consolidated statement of earnings.

8. INSURANCE LIABILITIES

Insurance liabilities consist of the following:



                                                  MORTALITY OR   INTEREST
                                      WITHDRAWAL    MORBIDITY       RATE     DECEMBER 31,  DECEMBER 31,
                                     ASSUMPTIONS   ASSUMPTIONS  ASSUMPTIONS     1994          1993
                                     -----------  ------------  -----------  ------------ ------------
                                                                                   (IN THOUSANDS)

Future policy benefits:
  Traditional life insurance
   contracts . . . . . . . . . . .    Company        Company      6%-10%     $ 498,866    $ 528,634
                                     experience    experience
  Traditional annuity products . .       N/A           N/A          N/A        137,764      138,244
  Individual accident and health .    Company        Company      6%-10%        62,526       61,996
                                     experience    experience
  Group life and health. . . . . .       N/A           N/A          N/A          9,704        9,340
  Unearned premiums  . . . . . . .       N/A           N/A          N/A         36,362       35,412
  Claims and benefits payable. . .       N/A           N/A          N/A        104,456      106,763
  Dividend and coupon
   accumulations and other . . . .       N/A           N/A          N/A         44,422       46,914
                                                                             ---------    ---------
                                                                               894,100      927,303
                                                                             ---------    ----------
Universal life and investment contract
 liabilities:
  Universal life and annuities . . . . . N/A           N/A          N/A      1,378,717    1,306,665
  Guaranteed investment contracts. . . . N/A           N/A          N/A        313,296      377,731
                                                                             ---------    ---------
                                                                             1,692,013    1,684,396
                                                                             ---------    ---------
                                                                            $2,586,113   $2,611,699
                                                                             =========    =========

  The estimated fair value of guaranteed investment contracts approximated their carrying value at December 31, 1994, because it is expected that substantially all of such contracts will be terminated during 1995. The estimated fair value of the liabilities for other investment contracts is approximately equal to their carrying value at December 31, 1994, because interest rates credited to account balances approximate current rates paid on similar investments and are generally not guaranteed beyond one year. Fair values for the Company's insurance liabilities other than those for investment-type insurance contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


8. INSURANCE LIABILITIES (CONTINUED)

  Activity in the liability for claims and benefits payable for the years ended December 31, 1994, 1993 and 1992 is summarized as follows (1992 excludes amounts for Bankers and Certified, which were sold in November 1992):

                                                           1994         1993        1992
                                                           -----        -----       -----
Claims and benefits payable at beginning of year. . . . .  $106,763   $ 89,245   $ 90,278
Less reinsurance recoverables . . . . . . . . . . . . . .     4,224      1,282      1,025
                                                           --------    -------    -------
 Net beginning balance. . . . . . . . . . . . . . . . . .   102,539     87,963     89,253

Add incurred losses net of reinsurance:
 Current year . . . . . . . . . . . . . . . . . . . . . .   223,474    207,230    175,502
 Prior years  . . . . . . . . . . . . . . . . . . . . . .    (7,514)   (10,661)    (3,404)
                                                           --------    --------    -------
                                                            215,960    196,569    172,098
                                                           --------    --------    -------
Deduct payments for claims, net of reinsurance:
 Current year . . . . . . . . . . . . . . . . . . . . . .   163,805    126,204    131,460
 Prior years  . . . . . . . . . . . . . . . . . . . . . .    54,462     52,847     41,671
                                                            --------   --------   --------
                                                             218,267    179,051    173,131
                                                            --------   --------    -------

Claims and benefits payable, net of related
  reinsurance recoverables at end of year . . . . . . . .     99,181    102,539     87,963
Plus reinsurance recoverables . . . . . . . . . . . . . .      5,275      4,224      1,282
                                                            --------    -------     ------
Balance at end of year. . . . . . . . . . . . . . . . . .   $104,456   $106,763   $ 89,245
                                                            ========   ========   ========

  The above reconciliation shows a consistent redundancy in the Company's claims reserve due to the Company's conservative reserving methodology which has been applied on a consistent basis from year to year.

9. STOCKHOLDERS' EQUITY AND RESTRICTIONS

  At December 31, 1994, substantially all of consolidated stockholders' equity represented net assets of the Company's insurance subsidiaries that cannot be transferred to the Company in the form of dividends, loans or advances. Generally, the net assets of the Company's insurance subsidiaries available for transfer to the Company are limited to the greater of (except in Kentucky where the applicable test is lesser of) the subsidiaries' net gain from operations during the preceding year or 10% of the subsidiaries' net surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payment of dividends in excess of such amounts would generally require approval by the regulatory authorities. At December 31, 1994, approximately $15 million was available under existing laws for the payment of dividends by insurance subsidiaries to the Company during 1995 without prior approval; however, Modern American has agreed with its domiciliary state that it will not pay any stockholder dividends without obtaining prior regulatory approval. Southwestern Life has agreed in writing with its domiciliary state to give 30 days prior notice before the payment of any stockholder dividends. Further, management has given the Texas Department of Insurance assurances that neither Southwestern Life nor Union Bankers will declare and pay any dividends in 1995 without the prior approval of the Texas Insurance Commissioner.

  At the request of the Illinois Department of Insurance, BML has informed the Illinois Department in writing that it currently has no intention to declare or pay any dividends in 1995 and that it will give the Illinois Department advance notice if there is a change in the company's intention.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


9. STOCKHOLDERS' EQUITY AND RESTRICTIONS (CONTINUED)

  Both Integrity National and PALICO have acknowledged in writing the request of the Pennsylvania Department of Insurance that prior to paying any dividends in 1995 each company, respectively, will notify in advance and obtain the Pennsylvania Department's approval of such dividends, which approval the Pennsylvania Department has agreed not to unreasonably withhold.

  The Company's insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their respective state insurance departments. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, and may differ from company to company within a state, and may change in the future. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1996, will likely change to some extent prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

  On the basis of reporting as prescribed by insurance regulatory authorities, the combined stockholders' equity of the consolidated insurance subsidiaries, after elimination of amounts attributable to investments in consolidated insurance subsidiaries, amounted to approximately $219,357,000 and $259,856,000 and the combined asset valuation reserve of SLC's insurance subsidiaries amounted to $34,827,000 and $45,023,000 as of December 31, 1994 and 1993, respectively. Combined net income (loss) was as follows:


                                                 YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                              1994        1993        1992
                                              ----        ----        ----
                                                     (IN THOUSANDS)
  Operating income (loss) . . . . . . . . . $ (8,636)    $   628    $ 22,191
  Realized investment gains (losses). . . .  (13,437)     52,055     (68,482)
                                             -------      ------     -------
  Net income (loss) . . . . . . . . . . . . $(22,073)    $52,683    $(46,291)
                                              ========   ========    =========

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

  During 1992, certain employees who had previously purchased shares of the Company's Common Stock under a Restricted Stock Purchase Agreement pledged the shares of Common Stock to collateralize notes receivable which had been issued to a former affiliate in 1982, but which were subsequently acquired by the Company in 1985. The notes and accrued interest totaling $1,537,000 and $1,471,000 at December 31, 1994 and 1993, respectively, bear interest at 9%, mature in 1996 and were collateralized by 375,564 shares of the Company's Common Stock at each of the respective dates. In addition, the Company has other notes receivable with a carrying value of $258,000 at December 31, 1994 and 1993, respectively, which are collateralized by 51,534 shares of the Company's Common Stock. In the accompanying balance sheets, such notes and accrued interest have been reflected as reductions in stockholders' equity.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


10. CAPITAL STOCK

  At December 31, 1994, the Company had two classes of capital stock, Series Preferred Stock (no par value), and Common Stock ($1.00 par value). The only Preferred Stock outstanding at December 31, 1994 was the Series 1986-A (Series 1986-A Preferred Stock).

  The holder of each outstanding share of Series 1986-A Preferred Stock is entitled to cumulative annual dividends of $1.75 and liquidating distributions of up to $25 per share. Such dividends and liquidating distributions are payable in preference to the Common Stock. The Series 1986-A Preferred Stock may be converted, at the option of the holder, at any time into shares of Common Stock at the rate of .7692 shares of Common Stock for each share of Series 1986-A Preferred Stock. The Company may redeem, at its option, any or all shares of the Series 1986-A Preferred Stock at redemption prices declining annually to $25 per share after December 1, 1996 plus accrued and unpaid dividends. The Series 1986-A Preferred Stock is exchangeable, in whole but not in part, at the Company's option on any dividend payment date commencing December 1, 1988 for the Company's 7% Convertible Subordinated Debentures due 2011 at the rate of $25 principal amount of Debentures for each share of Series 1986-A Preferred Stock. The Series 1986-A Preferred Stock is nonvoting, except as required by law and except that if six quarterly dividends are unpaid and past due the holders of the Series 1986-A Preferred Stock may elect two directors to the Company's Board of Directors. On January 27,1995, the Company's Board of Directors authorized the suspension of the payments of dividends on the Series 1986-A Preferred Stock until reinstated by action of the Board. At March 31, 1995, approximately $3.5 million of preferred dividends were in arrears.

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

  In connection with the CFLIC transaction on June 30, 1994 (see Note 4), the Company redeemed all of the outstanding shares of the Series 1984-A Preferred Stock and the 1987-B Preferred Stock.

  In connection with the sale of the Company's investment in BLHC on September 30, 1993 (see Note 2), the Company redeemed all of the outstanding shares of its Series 1987-A Preferred Stock at their $50 per share stated value. On December 2, 1993, the Company redeemed for cash all of the outstanding shares of its Series 1987-C Preferred Stock at their $50 per share stated value. Annual dividend requirements on the redeemed shares totaled $5.50 per share and $8.00 per share, respectively.

  Capital stock activity for the three years ended December 31, 1994, was as follows:

                                                      SHARES
                                                    AUTHORIZED
                                                     PER SERIES       1994         1993        1992
                                                     ----------       ----         ----        ----
Preferred stock (authorized 50,000,000 shares):
  Series 1984-A Preferred Stock . . . . . . . . . .     541,563
                                                      =========
    Balance, beginning of year. . . . . . . . . . .                   541,563      541,563      541,563
    Shares redeemed in CFLIC transaction. . . . . .                  (541,563)
                                                                  -----------   ----------   ----------
    Balance, end of year . . . . . . . . .                                         541,563      541,563
                                                                  ===========   ==========   ==========
  Series 1986-A Preferred Stock. . . . . . . . . . .  8,000,000
                                                      =========
    Balance, beginning of year . . . . . . . . . . .                7,999,880    7,999,980    7,999,980
    Shares retired upon exchange . . . . . . . . . .                                  (100)
                                                                  -----------   ----------   ----------
    Balance, end of year . . . . . . . . . . . . . .                7,999,880    7,999,880    7,999,980
                                                                  ===========   ==========   ==========
  Series 1987-A Preferred Stock. . . . . . . . . . .  2,000,000
                                                      =========
    Balance, beginning of year . . . . . . . . . . .                             1,000,000    1,000,000
    Shares redeemed  . . . . . . . . . . . . . . . .                            (1,000,000)
                                                                                ----------   ----------
    Balance, end of year . . . . . . . . . . . . . .                                          1,000,000
                                                                                ==========   ==========
  Series 1987-B Preferred Stock. . . . . . . . . . .    140,000
                                                      =========
    Balance, beginning of year . . . . . . . . . . .                  140,000      140,000      140,000
    Shares redeemed in CFLIC transaction . . . . . .                 (140,000)
                                                                  -----------   ----------   ----------
    Balance, end of year . . . . . . . . . . . . . .                               140,000      140,000
  Series 1987-C Preferred St . . . . . . . . . . . .  1,000,000
                                                      =========   ===========   ==========   ==========
    Balance, beginning of year . . . . . . . . . . .                             1,000,000    1,000,000
    Shares redeemed  . . . . . . . . . . . . . . . .                            (1,000,000)
                                                                                ----------   ----------
    Balance, end of year . . . . . . . . . . . . . .                                          1,000,000
                                                                                ==========   ==========

Common stock (authorized 200,000,000 shares):
  Issued:
    Balance, beginning of year . . . . . . . . . . .               71,593,610   71,401,004   71,398,954
    Issued upon exchange of preferred stock. . . . .                                    76
    Issued upon exercise of stock options. . . . . .                   58,300      192,530        2,050
    Issued for Class B shares acquired
      for treasury   . . . . . . . . . . . . . . . .                  100,000
    Retirement of treasury shares. . . . . . . . . .              (22,768,528)
                                                                  -----------   ----------   ----------
    Balance, end of year . . . . . . . . . . . . . .               48,983,382   71,593,610   71,401,004
                                                                  -----------   ----------   ----------
  Held by subsidiaries and in treasury:
    Balance, beginning of year . . . . . . . . . . .               23,766,471   23,610,789   23,317,203
    Purchase of shares . . . . . . . . . . . . . . .                               155,682      293,586
    Shares redeemed issued for Class B shares  . . .                  100,000
    Shares redeemed in CFLIC transaction . . . . . .                  620,423
    Retirement of treasury shares. . . . . . . . . .              (22,768,528)
                                                                  -----------   ----------   ----------
    Balance, end of year . . . . . . . . . . . . . .                1,718,366   23,766,471   23,610,789
                                                                  -----------   ----------   ----------
  Outstanding, end of year . . . . . . . . . . . . .               47,265,016   47,827,139   47,790,215
                                                                  ===========   ==========   ==========
Common stock, Class B (none currently authorized):
  Balance, beginning of year . . . . . . . . . . . .                  100,000      100,000      100,000
  Purchase and cancellation of shares. . . . . . . .                 (100,000)
                                                                  -----------   ----------   ----------
  Balance, end of year . . . . . . . . . . . . . . .                               100,000      100,000
                                                                  ===========   ==========   ==========


               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


10. CAPITAL STOCK (CONTINUED)

Shares of Common Stock reserved for issuance at December 31, 1994:

  Conversion of Series 1986-A Preferred Stock . . .  6,153,755
  Exercise of incentive plan stock options  . . . .  1,200,000
  Stock options to be granted . . . . . . . . . . .  1,440,000
                                                     ---------
    Total . . . . . . . . . . . . . . . . . . . . .  8,793,755
                                                     =========

11. REINSURANCE

  The Company's life insurance subsidiaries have set their retention limit for acceptance of risk on life insurance policies at various levels currently up to $500,000. There are reinsurance agreements with various companies whereby insurance in excess of the respective subsidiaries' retention limits is reinsured. To the extent that reinsuring companies become unable to meet their obligations under these agreements, the subsidiaries remain contingently liable. Insurance in force ceded in 1994 and 1993 under risk sharing arrangements totaled approximately $5.2 billion and $5.7 billion, respectively.

  In 1993, the Company adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which changes the accounting and reporting for reinsurance contracts. SFAS No. 113 requires that when a reinsurance contract does not relieve the reinsurer from the legal liability to its policyholders, ceding insurers must report amounts recoverable from reinsurers as assets rather than as a reduction of the related policyholder liabilities. In addition, financial reporting disclosures were amended to require information relative to the volume of premiums ceded to and the benefits paid by reinsurers under related reinsurance arrangements. At December 31, 1994 and 1993, the Company has reflected in its balance sheet an asset for amounts due from reinsurers totaling $236,272,000 and $388,083,000, respectively, and has correspondingly increased its insurance liabilities by the same amounts in each respective year. Following is information relative to premiums ceded to unaffiliated reinsurers and the related benefits incurred by such reinsurers for the year ended December 31, 1994 and 1993 (in thousands):

                                                           1994
                                              --------------------------------
                                              TRADITIONAL    DEPOSIT
                                              REINSURANCE    PRODUCTS    TOTAL
                                              -----------    --------    -----

  Premiums and deposits ceded . . . . . .      $34,840      $18,605    $53,445
                                                ======       ======     ======
  Benefits and withdrawals ceded. . . . .      $31,401      $ 2,855    $34,256
                                                ======       ======     ======
                                                           1993
                                              --------------------------------
                                              TRADITIONAL    DEPOSIT
                                              REINSURANCE    PRODUCTS    TOTAL
                                              -----------    --------    -----

  Premiums and deposits ceded . . . . . .      $49,964      $19,849    $69,813
                                                ======       ======     ======
  Benefits and withdrawals ceded. . . . .      $35,486      $30,807    $66,293
                                                ======       ======     ======

  Amounts due from reinsurers at December 31, 1993, includes $334,633,000 due from ERC relative to certain annuity business which ERC had retroceded to CFLIC. The Company terminated the reinsurance arrangements with CFLIC during 1994 and reduced amounts due from ERC to $188,756,000 at December 31, 1994 (see
Note 4).

  Certain of the Company's insurance subsidiaries have ceded blocks of insurance under reinsurance treaties to provide funds for financing acquisitions and other purposes. These reinsurance transactions, generally known as "surplus relief reinsurance," represent financing arrangements and, in accordance with GAAP, are not reflected in the

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


11. REINSURANCE (CONTINUED)

accompanying financial statements except for the risk fees paid to reinsurers. Statutory surplus provided by such treaties totaled $57.8 million and $51.5 million at December 31, 1994 and 1993, respectively. Risk fees paid to reinsurers generally range from 2% to 4% of the net amount of surplus provided.

12. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

  Rental expense for the years ended December 31, 1994, 1993 and 1992 was approximately $8.7 million, $6.6 million and $11.4 million, respectively. At December 31, 1994, the Company and its subsidiaries had long-term leases covering certain of their facilities and equipment. The net minimum rental commitments under noncancellable operating leases with lease terms in excess of one year are $6.1 million, $0.7 million, $0.2 million and $0.1 million for the years ending December 31, 1995, 1996, 1997 and 1998, respectively.

  In addition, as a result of a judgement involving a mortgage loan foreclosure, a subsidiary is obligated under a real property lease for payments totaling $120,000 annually through November 2082.

  At December 31, 1994, the Company had made investments during the year of $1.8 million associated with an outstanding commitment to make limited partnership investments of up to $25 million in Conseco Capital Partners II, L.P. The partnership was formed to make corporate acquisitions of specialized annuity, life and health insurance companies and related businesses.

  The Company and its subsidiaries have been under examination by the Internal Revenue Service (IRS) for the tax years 1983 through 1992. The IRS completed its examination for the years 1983 through 1985 and issued preliminary Notices of Deficiencies totaling approximately $17.5 million, before interest. The Company protested such assessed deficiencies and subsequently reached a final agreement with the IRS under which the Company and certain of its subsidiaries paid approximately $4.0 million of additional taxes and interest.

  In 1994, the IRS issued a preliminary Notice of Deficiency in the amount of $127.7 million to the Company's insurance subsidiaries for the tax years 1986 through 1989, which included the disallowance of interest expense on the surplus debentures issued by the Company's insurance subsidiaries. The issue involved approximately $444 million of interest deductions claimed by the Company's subsidiaries during the periods under examination and, if disallowed as deductions, would have resulted in substantial additional tax and interest. However, the Company protested this issue and subsequent to year-end 1994, reached a tentative settlement for the tax years 1986 through 1989 which will allow a full deduction for interest expense on surplus debentures. The tentative settlement is subject to final approval by the congressional Joint Committee on Taxation. Management believes that, based upon the tentative settlement and the indemnification received from the seller relative to certain former and presently owned subsidiaries, the ultimate liability for taxes and interest for these years will not exceed amounts recorded in the Company's financial statements.

  The IRS has not completed its examination for the years 1990 through 1992 and therefore has not issued preliminary Notices of Deficiencies for those years. Further, based on the current status of the examination of 1990 through 1992, no issues have been brought to the attention of management that would result in a substantial liability for taxes and interest.

  From time to time, assessments are levied on the Company's insurance subsidiaries by life and health guaranty associations in states in which they are licensed to do business. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Company's insurance subsidiaries paid assessments of $2.7 million, $3.2 million and $2.8 million in the years 1994, 1993 and 1992, respectively. Based on information currently available, the Company's insurance subsidiaries have accrued approximately $1.3 million for future assessments.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


12. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES (CONTINUED)

  Reference is hereby made to Item 3, Legal Proceedings, of this Form 10-K with respect to a discussion of the CASTLE case and the MEYER case.

  Various other lawsuits and claims are pending against the Company and its subsidiaries. Based in part upon the opinion of counsel as to the ultimate disposition of the above discussed and other matters, management believes that the liability, if any, will not be material.

  See Note 2 for a discussion regarding indemnifications made by the Company with respect to the sale of Bankers.

13. FEDERAL INCOME TAXES

  The Company, its non-life insurance subsidiaries and its life insurance subsidiaries file a single consolidated tax return. ICH Funding filed a separate income tax return subsequent to the Company's transfer of an 83% ownership interest to CFLIC in June 1993 (see Note 4) and continued to do so until the Company's reacquisition of such interest in June 1994. As an indirect wholly-owned subsidiary of the Company, ICH Funding will request permission from the IRS to rejoin the consolidated tax group for the period subsequent to June 1994. Marquette, which was also acquired in June 1994, is not eligible to join the Company's consolidated tax return for 60 months and, therefore, will file a separate income tax return until such time has passed.

  The Company's deferred federal income tax asset at December 31, 1994 and 1993, is comprised of the tax benefit (cost) associated with the following items based on 35% tax rates in effect:

                                                           1994          1993
                                                           ----          ----
                                                             (IN THOUSANDS)
  Items subject to ordinary tax treatment:
    Deferred policy acquisition costs and present
     value of future profits of acquired business . . .  $(71,962)     $(56,581)
    Future policy benefits  . . . . . . . . . . . . . .    67,503        62,815
    Other assets and liabilities. . . . . . . . . . . .    57,902        29,657
    Net operating loss carryforwards. . . . . . . . . .    15,233        13,644
                                                           ------        ------
      Deferred income tax asset . . . . . . . . . . . .    68,676        49,535
                                                           ------        ------

  Items subject to capital gains treatment:
    Invested assets . . . . . . . . . . . . . . . . . .    49,056           692
    Capital loss carryforwards. . . . . . . . . . . . .                   5,209
                                                          -------        ------
      Deferred income tax asset . . . . . . . . . . . .    49,056         5,901
                                                          -------        ------
  Alternative minimum tax credit carryforwards. . . . .     8,595        13,948
  Less: Valuation allowance . . . . . . . . . . . . . .   (41,465)      (16,351)
                                                           ------        ------
      Total deferred income tax asset . . . . . . . . .  $ 84,862      $ 53,033
                                                           ======        ======

                                      79

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


13. FEDERAL INCOME TAXES (CONTINUED)

  The provision (credit) for income taxes is included in the statements of earnings as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------
                                                 1994       1993      1992
                                                      (IN THOUSANDS)
  Operating earnings (loss) . . . . . . . .   $(1,140)   $93,706   $(69,256)
  Cumulative effect of changes in
   accounting methods . . . . . . . . . . .               (3,585)
  Extraordinary losses. . . . . . . . . . .               (1,033)    (2,237)
                                                ------    ------    -------
                                              $(1,140)   $89,088   $(71,493)
                                                ======    ======    =======

  The components of the provision (credit) for income taxes on operating earnings (loss) are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  1994       1993      1992
                                                       (IN THOUSANDS)
  Current tax expense (credit)  . . . . . . .   $(7,630)    $20,678    $   836
  Deferred tax expense (credit) . . . . . . .     6,490      73,028    (70,092)
                                                --------    --------   --------
    Income tax expense (credit) . . . . . . .   $(1,140)    $93,706    $69,256)
                                                ========    ========   ========

  A reconciliation of the income tax provisions (credits) based on the prevailing corporate tax rate of 35% in 1994 and 1993 and 34% in 1992 to the provisions (credits) reflected in the consolidated financial statements is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                     1994       1993      1992
                                                     ----       ----      ----
                                                          (IN THOUSANDS)
  Computed expected income tax expense
   (credit) at statutory regular tax rate . .     $(118,503)  $106,970   $ (6,256)
  Change in accounting for excess cost  . . .        73,739
  Amortization of excess cost . . . . . . . .         5,748      3,357      3,734
  Effect of change in income tax rate . . . .                   (3,509)
  Reduction in (benefit from) utilization
   of tax loss
    carryforwards . . . . . . . . . . . . . .         4,005       (910)    (5,158)
  Additional tax basis gains on
   sales of subsidiaries  . . . . . . . . . .                              16,206
  Provision for tax settlement. . . . . . . .         7,981
  Increase (reduction) in deferred tax
   asset valuation allowance. . . . . . . . .        25,114     (8,554)  (79,929)
  Other . . . . . . . . . . . . . . . . . . .           776     (3,648)    2,147
                                                     ------      ------   ------
      Income tax expense (credit) . . . . . .      $ (1,140)  $ 93,706  $ (69,256)
                                                     ======     ======    =======

  The benefit from the reduction in the deferred tax asset in 1993 as reflected in the above reconciliation exceeds the actual change in the valuation allowance as a result of the change in corporate tax rates during 1993.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


13. FEDERAL INCOME TAXES (CONTINUED)

  At December 31, 1994, the Company and its subsidiaries had the following income tax carryforwards available (in thousands):

                                                             TAX      EXPIRATION
                                                           PURPOSES      DATES
                                                           --------   ----------
U.S. federal regular tax operating loss carryforwards . . . $43,523        2009
U.S. federal AMT credit carryforwards against regular tax .   8,595     indefinite


  Management has periodically assessed the ability of the Company's insurance subsidiaries to produce taxable income in future periods sufficient to fully utilize their operating book/tax temporary differences and tax loss carryforwards. These assessments have included actuarial projections under alternative scenarios of future profits on the existing insurance in force of the Company's insurance subsidiaries, including provisions for adverse deviation and assumptions regarding new business, adjusted to reflect the Company's anticipated debt service costs. Valuation allowances totaling $41,465,000 and $16,351,000 were provided against the Company's deferred tax assets at December 31, 1994 and 1993, respectively, to reflect the uncertainties of realizing all of the benefits of temporary differences and available tax loss carryforwards.

  Included in the deferred income tax asset at December 31, 1994 are tax effects totaling $29,809,000 associated with unrealized investment losses included in stockholders' equity. Substantially all of such unrealized investment losses at December 31, 1994, are attributable to SLC's insurance subsidiaries' available for sale fixed maturities. The Company provided a valuation allowance against the deferred income tax asset related to unrealized investment losses as of the end of each interim period during 1994. At December 31, 1994, management assessed the level of its subsidiaries' cash and short-term investments, the quality and duration of their available for sale fixed maturity portfolios, and the likelihood that its subsidiaries would be required to dispose of a substantial portion of their available for sale fixed maturities and incur net capital losses in order to meet their liquidity needs. These assessments included a review of actuarial cash flow projections under various interest rate scenarios and evaluations of historical data relative to benefits and surrender activity. Management has concluded based on such assessment that it is unlikely that the Company's subsidiaries would be required to incur significant capital losses to meet anticipated liquidity needs over the near term and, accordingly, the valuation allowance provided against the deferred income tax asset arising from unrealized investment losses in 1994 interim periods was eliminated at December 31, 1994.

  The IRS is examining federal income tax returns of the Company and certain insurance subsidiaries through 1992. See Note 12 for a discussion of certain proposed deficiencies.

14. BENEFIT AND OPTION PLANS

  The Company has not established retirement benefit plans for its employees. However, Bankers had a noncontributory unfunded deferred compensation plan for qualifying members of its career agency force. Net pension costs during 1992 included in other operating expenses included the following components (in thousands):

  Service cost-benefits earned during the period . . .   $1,223
  Interest cost on projected benefit obligation  . . .    1,730
  Net amortization   . . . . . . . . . . . . . . . . .      150
                                                          -----
  Net periodic pension cost. . . . . . . . . . . . . .   $3,103
                                                          =====


  The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8% and 5%, respectively.

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

14. BENEFIT AND OPTION PLANS (CONTINUED)

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

  Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that an enterprise accrue, during the years that an employee renders the necessary service, the expected cost of providing postretirement life and health care benefits to an employee and the employee's beneficiaries and covered dependents. The Company's transition obligation as of January 1, 1993, approximated $22,873,000. The Company reflected a charge for the cumulative effect to January 1, 1993, of providing postretirement benefits for its remaining employees totaling $2,746,000. The cumulative charge has been reflected net of $934,000 in related income tax effects. The Company's obligation for accrued postretirement benefits is unfunded. Following is an analysis of the change in the liability for accrued postretirement benefits for the year ended December 31, 1994 (in thousands):

  Accrued postretirement benefits, beginning of year  . . . . . . . . . $23,814
                                                                        -------
  Recognition of components of net periodic postretirement benefit cost:
    Service cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .     517
    Interest cost . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,777
    Amortization of prior service costs . . . . . . . . . . . . . . . .    (149)
                                                                          ------
    Net periodic postretirement benefit cost. . . . . . . . . . . . . .   2,145
  Benefit payments  . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,399)
                                                                          ------
  Net change  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     746
                                                                         ------
  Accrued postretirement benefits, end of year. . . . . . . . . . . . . $24,560
                                                                        =======

The liability for accrued postretirement benefits includes the following at December 31, 1994 (in thousands):

  Accumulated postretirement benefit obligation:
    Retirees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $17,990
    Active Eligible . . . . . . . . . . . . . . . . . . . . . . . . . .    1,844
    Active Ineligible . . . . . . . . . . . . . . . . . . . . . . . . .    2,989
                                                                          ------
                                                                          22,823
  Unrecognized actuarial loss . . . . . . . . . . . . . . . . . . . . .      350
  Unrecognized prior service cost . . . . . . . . . . . . . . . . . . .    1,387
                                                                          ------
  Accrued postretirement benefits . . . . . . . . . . . . . . . . . . .  $24,560
                                                                          ======

  For measurement purposes, an 8% annual rate of increase in the health care cost trend rate was assumed for 1994; the rate was assumed to decrease gradually to 4.5% by the year 2015 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement health care benefit obligation as of December 31, 1994 by $2,078,000 and the aggregate of the service and interest components of net periodic postretirement health care benefit cost for 1994 by $355,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5%.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)


14. BENEFIT AND OPTION PLANS (CONTINUED)

  Southwestern Life and certain former subsidiaries provided certain health care and life insurance benefits for retired employees. Employees meeting certain age and length of service requirements become eligible for these benefits. The cost of providing these benefits and similar benefits for active employees is recognized as expenses as claims are incurred. These costs approximated $2,430,000 for 1992.

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


                                                                                     EXERCISABLE
                                                          OPTION PRICES             END OF PERIOD
                                                     ------------------------  -----------------------
                                         NUMBER OF                  AGGREGATE                AGGREGATE
                                          SHARES      PER SHARE       (000'S)    PER SHARE    (000'S)
                                         ---------    ---------     ---------    ---------   ---------
Outstanding January 1, 1992 . . . .     1,366,780    $1.70-$6.00     $4,735     $1.70-$3.13    $1,157
                                                                                               ======
Granted during 1992 . . . . . . . .     2,000,000          $3.97      7,938
Exercised during 1992 . . . . . . .        (2,050)         $1.70         (3)
Terminated during 1992. . . . . . .      (585,000)   $3.13-$6.00     (2,510)
                                        ----------                   -------
Outstanding December 31, 1992 . . .     2,779,730    $1.70-$3.97     10,160     $1.70-$3.13    $1,154
                                                                                               ======
Exercised during 1993 . . . . . . .      (194,530)   $1.70-$3.13       (445)
Terminated during 1993. . . . . . .      (580,200)   $1.70-$3.97     (2,042)
                                        ----------                   -------
Outstanding December 31, 1993 . . .     2,005,000    $3.13-$3.97      7,673     $3.13-$3.97    $2,672
                                                                                               ======
Granted during 1994 . . . . . . . .       250,000          $5.13      1,281
Exercised during 1994 . . . . . . .      (180,000)   $3.13-$3.97       (637)
Terminated during 1994  . . . . . .      (875,000)   $3.75-$3.97     (3,451)
                                        ----------                   -------
Outstanding December 31, 1994 . . .     1,200,000    $3.13-$5.13     $4,866     $3.13-$3.97    $1,660
                                        =========                    ======                    =======


15. EXTRAORDINARY LOSSES

  For the years 1993 and 1992, the Company incurred extraordinary losses, all related to early extinguishment of debt, as follows:


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                             1993        1992
                                                             ----        ----
                                                             (IN THOUSANDS)
  Gains on early extinguishment of subordinated debt . . .              $    6
  Writeoff of deferred loan costs resulting from early
    extinguishment of debt . . . . . . . . . . . . . . . . $  (892)     (2,561)
  Costs incurred to effect early extinguishment of debt. .    (690)     (2,942)
  Equity in extraordinary losses of equity investees
   and partnerships resulting from early extinguishment
    of debt  . . . . . . . . . . . . . . . . . . . . . . .  (1,370)     (1,082)
                                                            ------      ------
  Extraordinary losses before tax effects  . . . . . . . .  (2,952)     (6,579)
  Tax effects. . . . . . . . . . . . . . . . . . . . . . .   1,033       2,237
                                                            ------      ------
  Extraordinary losses, net. . . . . . . . . . . . . . . . $(1,919)    $(4,342)
                                                            ======      ======


  Exclusive of scheduled sinking fund obligations, in 1993, the Company redeemed $83,379,000 of its 16 1/2% Debentures utilizing proceeds from the sales of Bankers and BLHC. In 1992, the Company prepaid $130 million of its senior secured loan utilizing proceeds from the sale of Bankers totaling $85 million and internally-generated funds totaling $45 million.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          PRIMARY        FULLY DILUTED PER
                                                     PER SHARE AMOUNTS     SHARE AMOUNTS
                                                    ------------------  -------------------
                               OPERATING    NET     OPERATING    NET    OPERATING    NET
                                EARNINGS  EARNINGS   EARNINGS  EARNINGS  EARNINGS  EARNINGS
                      REVENUES   (LOSS)    (LOSS)     (LOSS)    (LOSS)    (LOSS)    (LOSS)
                      -------- ---------  --------  ---------  -------- ---------  --------
                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1994:
  First Quarter . .  $103,718  $(39,369)  $(39,369)   $(.91)    $(.91)    $(.91)   $(.91)
  Second Quarter. .   175,058     4,738      4,738      .03       .03       .03      .03
  Third Quarter . .   166,956      (145)      (145)    (.08)     (.08)     (.08)    (.08)
  Fourth Quarter. .    83,724  (302,663)  (302,663)   (6.45)    (6.45)    (6.45)   (6.45)
1993:
  First Quarter . .  $337,834  $105,623   $102,580    $2.05     $1.98     $1.79    $1.74
  Second Quarter. .   175,564    (8,476)    (8,605)    (.34)     (.34)     (.34)    (.34)
  Third Quarter . .   399,215   125,734    125,734     2.46      2.46      2.14     2.14
  Fourth Quarter. .   169,781   (10,957)   (16,438)    (.35)     (.46)     (.35)    (.46)



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

  The Company's fourth quarter 1994 operating results were affected by the adoption of a change in accounting, numerous significant charges, and significant changes in income tax provisions. At December 31, 1994, the Company adopted a change in accounting for assessing the recoverability of excess cost of investments in subsidiaries over net assets acquired, or "goodwill." Such change in accounting resulted in a reduction in the remaining unamortized balance of excess cost relative to the Company's investment in Southwestern Life totaling $210,683,000, which was reflected as a charge to operating earnings since such adjustment was considered to be inseparable from a change in estimate. In addition, the Company reflected a $6,834,000 writedown through a charge to operating earnings of other excess cost, primarily the excess cost related to the Company's investment in PALICO, based on the determination that it was likely that such excess cost was not recoverable. Because there are no income tax consequences associated with excess cost, the effect on 1994 fourth quarter operating results of the change in accounting and the writedown of excess cost totaled $217,517,000, or $4.60 per common share. See Note 7 for a discussion of the change in accounting policy and the additional writedown taken with respect to excess cost.

  Pretax charges to operations in the 1994 fourth quarter included writedowns related to certain investments totaling $58,216,000, a provision for the loss on the anticipated sale of Bankers New York totaling $4,200,000, and a provision for litigation costs and other contingencies totaling $7,830,000. The investment writedowns included an other than temporary writedown of the Company's Fund America Investment totaling $39,739,000 (see Note 5). Other investment writedowns reflected in the 1994 fourth quarter included other than temporary impairments in the values of certain other derivative CMOs, real estate and mortgage loans totaling $10,800,000, and provisions for losses on CMO investments expected to be disposed of in order to meet liquidity needs totaling $7,677,000. The Company has entered into a letter of intent with respect to the sale of Bankers New York and, accordingly, reflected a charge to operating earnings during the 1994 fourth quarter for the difference between the proceeds anticipated to be received

                  SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

from such sale and the Company's carrying value of its investment in Bankers New York (see Note 2). The net after-tax effect of the investment writedowns, the estimated loss on the sale of Bankers New York and the provision for litigation costs and other contingencies totaled $45,660,000, or $0.97 per common share.

  Based on the current financial condition of the Company and the uncertainties regarding SLC's ability to utilize its available loss carryforwards and other temporary differences, SLC increased its valuation allowance for deferred income tax assets in the 1994 fourth quarter by $20,116,000. Further, based on the tentative resolution of certain issues relative to an IRS audit for the tax years 1986 through 1989, the Company increased its liability for income tax settlements by $7,981,000 and reflected other adjustments to its income tax liabilities totaling $2,269,000. These adjustments, totaling $30,366,000, or $0.64 per common share, were included in the Company's 1994 fourth quarter income tax provision (see Note 13).

  Exclusive of the above-described excess cost adjustments, other charges and income tax provisions, the Company reported a net loss for the 1994 fourth quarter totaling $9,120,000. After preferred dividend requirements, the net loss attributable to common stock totaled $11,453,000, or $0.24 per common share. Such 1994 fourth quarter operating results were effected by, among other things, pretax losses in the Company's group insurance segment totaling approximately $6,985,000, provisions for anticipated future guaranty fund assessments and other miscellaneous taxes totaling approximately $3,700,000, and provisions for the doubtful collectibility of certain receivables totaling $2,000,000.

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

  Premium income and other considerations includes premium income, mortality and administration charges, surrender charges and amortization of deferred policy initiation fees. Net investment income and other income are allocated to the segments based on rates ranging from 6% to 10% related to reserves generated by each of the four insurance segments. Corporate revenues and operating earnings include gains (losses) on the sales of subsidiaries, equity in earnings (losses) of unconsolidated affiliates and limited partnerships, and the remaining net investment income considered to be income applicable to the investment of capital and surplus funds. Operating expenses are allocated to each segment based on a number of assumptions and estimates and reported segment operating results would change if different methods were applied.

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS - (Continued)

17. INDUSTRY SEGMENT DATA (CONTINUED)

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                 1994        1993        1992
                                                 ----        ----        ----
                                                        (IN THOUSANDS)
  Revenues:
    Individual life (including premium
     equivalents) . . . . . . . . . . . . . .  $288,932    $311,570    $425,007
    Less premium equivalents. . . . . . . . .   (53,345)    (45,942)    (76,346)
                                                -------     -------     -------
                                                235,587     265,628     348,661
    Individual health . . . . . . . . . . . .   233,275     231,541     913,883
    Group and other . . . . . . . . . . . . .   108,173     152,137     357,937
    Accumulation products . . . . . . . . . .    32,580      52,645     121,310
    Corporate . . . . . . . . . . . . . . . .    16,769     345,618     117,584
    Realized investment gains (losses). . . .   (96,928)     34,825    (119,088)
                                                -------     -------     -------
      Total revenues  . . . . . . . . . . . .  $529,456  $1,082,394  $1,740,287
                                                =======   =========   =========

  Operating earnings (loss):
    Individual life . . . . . . . . . . . . .   $31,247  $   45,145  $   42,464
    Individual health . . . . . . . . . . . .    15,780      21,036      66,528
    Group and other . . . . . . . . . . . . .    (5,737)    (12,892)      5,121
    Accumulation products . . . . . . . . . .   (13,092)     (6,705)        418
    Corporate . . . . . . . . . . . . . . . .     5,505     299,965      76,098
    Realized investment gains (losses). . . .   (96,928)     34,825    (119,088)
    Amortization of excess cost . . . . . . .   (16,421)     (9,591)    (10,981)
    Change in accounting for excess cost. . .  (210,683)
    Corporate interest expense  . . . . . . .   (48,251)    (66,153)    (78,961)
                                                -------     -------     -------
      Operating earnings (loss) before income
        taxes and equity earnings (loss). . . $(338,580)   $305,630   $ (18,401)
                                               ========     =======    ========


18. SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS

  Fixed maturity investments held to maturity at amortized cost decreased from $26,149,000 at December 31, 1993 to $15,915,000 at December 31, 1994. The
decrease was principally due to the redemption during 1994 of one security with a book value of $10,000,000. No gain or loss was recorded on the redemption. No purchases, sales or transfers of securities occurred in this category during 1994.

  Cash payments (receipts) for interest expense and income taxes were as follows:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                             1994       1993       1992
                                             ----       ----       ----
                                                   (IN THOUSANDS)
  Interest . . . . . . . . . . . .         $51,484    $71,167    $77,211
  Income taxes . . . . . . . . . .           2,560     (8,248)     6,537


                     SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - (Continued)

18. SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

  The following reflects assets acquired and liabilities assumed relative to the acquisition of Marquette (see Note 2), consideration given for such acquisition and the net cash flow relative to such acquisition during the year ended December 31, 1994 (in thousands):

  Assets of acquired subsidiary . . . . . . . . .     $8,177
  Liabilities of acquired subsidiary. . . . . . .     (1,546)
  Excess cost of investment in subsidiary over
   net assets acquired. . . . . . . . . . . . . .      1,584
                                                       -----
    Cost of acquisition . . . . . . . . . . . . .     $8,215
                                                       =====

  Net cash flow from acquisition:
    Cash paid for acquisition.  . . . . . . . . .     $8,215
    Cash of acquired subsidiary . . . . . . . . .     (4,626)
                                                       -----
      Net cash required by acquisition. . . . . .     $3,589
                                                       =====

  The following reflects assets and liabilities disposed of relative to the sale of Bankers and Certified (See Note 2) and net cash flow relative to such sale during the year ended December 31, 1992 (in thousands):


  Assets of subsidiaries sold  . . . . . . . . .  $2,191,519
  Liabilities of subsidiaries sold . . . . . . .  (1,837,230)
  Excess cost of investment in subsidiaries
   over net assets sold. . . . . . . . . . . . .      59,198
                                                   ---------
      Net investment in subsidiaries sold. . . .  $  413,487
                                                   =========

  Net cash flow from sale:
    Cash received from sale. . . . . . . . . . .    $600,000
    Cash of subsidiaries sold. . . . . . . . . .    (398,811)
    Investment in securities of purchaser. . . .    (111,517)
                                                    --------
      Net cash provided by sale of subsidiaries    $  89,672
                                                    ========

19. OTHER OPERATING INFORMATION

  Other operating costs and expenses for the three years ended December 31, 1994, are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                ---------------------------
                                                1994       1993       1992
                                                ----       ----       ----
                                                     (IN THOUSANDS)

Non-deferrable commission expense . . . . . .  $32,042    $44,122    $44,662
Taxes, licenses and fees. . . . . . . . . . .   20,493     21,777     38,257
General and administrative expenses . . . . .   92,233    111,236    205,439
Settlement fee for modification of
 data processing arrangement. . . . . . . . .                         12,600
Consolidation expenses  . . . . . . . . . . .              23,870     10,885
Provision for costs of litigation and
 other contingencies  . . . . . . . . . . . .    7,830      9,320
Placement fee for collateralized mortgage
 note obligations . . . . . . . . . . . . . .               4,413
Services agreements with CNC principals
 (see Note 4) . . . . . . . . . . . . . . . .               9,050
Litigation settlement . . . . . . . . . . . .                         18,001
                                              --------   --------   ---------
  Other operating expenses. . . . . . . . . . $152,598   $223,788   $329,844
                                              ========   ========   ========


                     SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - (Continued)

19. OTHER OPERATING INFORMATION (CONTINUED)

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

  For the years ended December 31, 1993, and 1992, the Company reflected consolidation and reorganization expenses totaling $23,870,000 and $10,885,000, respectively. The expenses were associated with the operational consolidation of three of the Company's Texas-based insurance subsidiaries. The 1993 expenses include a $10,757,000 writedown of certain home office real estate, a $9,760,000 writeoff of certain capitalized data processing costs and $3,353,000 in writeoffs of other property and equipment. The 1992 expense included an accrual for the expenses anticipated to be incurred relative to such consolidation and an $8,000,000 writedown of certain home office real estate. In addition, during 1994 and 1993, the Company assessed its exposure to the costs associated with pending litigation and certain other contingencies and provided reserves totaling $7,830,000 and $9,320,000, respectively, for the costs anticipated to be incurred relative to such matters. The litigation settlement expense in 1992 related to a class action suit which had been filed by certain policyholders and which was settled in that year.

  Changes in the present value of future profits of acquired business for the three years ended December 31, 1994, are as follows:


                                                 YEAR ENDED DECEMBER 31,
                                               -------------------------
                                               1994      1993      1992
                                               -----     ----      ----
                                                     (IN THOUSANDS)
  Balance, beginning of year . . . . . . .   $50,705    $63,863   $116,430
  Amortization:
    Cash flow realized . . . . . . . . . .   (12,884)   (11,438)   (24,980)
    Interest capitalized . . . . . . . . .     5,682      5,049      9,996
    Impairment resulting from increased
      surrender activity . . . . . . . . .    (8,588)
  Sale of subsidiaries and reinsurance . .               (6,769)   (37,583)
  Recapture of CFLIC business. . . . . . .    33,890
                                              ------     ------    -------
  Balance, end of year . . . . . . . . . .   $68,805    $50,705   $ 63,863
                                              ======     ======    =======

  Based on current conditions and assumptions as to future events on all policies in force, approximately 10% and 9% of the present value of future profits of acquired business as of December 31, 1994, are expected to be amortized in each of the next two years, respectively, and 8% in each of the succeeding three years. The interest accrual rate for the present value of future profits of acquired business ranged from 8% to 10% during each of the three years in the period ended December 31, 1994.

                                                                SCHEDULE II

                             SOUTHWESTERN LIFE CORPORATION
                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     BALANCE SHEETS
                               December 31, 1994 and 1993
                                     (In Thousands)

                                         ASSETS
                                                       1994       1993
                                                       ----       ----

Fixed maturities, at fair
  value . . . . . . . . . . . . . . . . . . . .     $ 42,501   $ 59,504
Equity securities, affiliated, at fair value. .                  54,000
Investments in limited partnerships . . . . . .          158        158
Real estate, at lower of cost or fair value . .        6,041      7,817
Collateral loans. . . . . . . . . . . . . . . .        6,001      6,160
Cash and short-term investments . . . . . . . .       16,733     71,845
Investments in and advances to subsidiaries:
  Investments in subsidiaries                        376,190    754,482
  Advances to subsidiaries. . . . . . . . . . .       14,049      8,629
Notes and accounts receivable . . . . . . . . .        1,955      8,072
Federal income tax recoverable. . . . . . . . .
Deferred income tax asset . . . . . . . . . . .          435     12,615
Other assets  . . . . . . . . . . . . . . . . .        1,570      4,076
                                                     -------    -------
                                                    $465,633   $987,358
                                                     =======    =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable:
  Due within one year  . . . . . . . . . . . . .    $ 81,302   $ 34,687
  Due after one year   . . . . . . . . . . . . .     309,592    417,334
Advances from subsidiaries . . . . . . . . . . .      11,765     14,402
Federal income taxes currently payable . . . . .       8,483      3,664
Accrued expenses and other liabilities . . . . .      19,153     22,101
                                                      ------    -------
                                                     430,295    492,188
                                                    ========   ========
Stockholders' equity:
  Preferred stock . . . . . . . . . . . . . . .      199,997    229,239
  Common stock . . . . . . . . . . . . . . . .        48,983     71,594
  Common stock, Class B. . . . . . . . . . . .                      100
  Additional paid-in capital . . . . . . . . .       126,583    155,499
  Net unrealized investment gains (losses) . .       (55,359)    20,458
  Retained earnings (deficit) . . . . . . . .       (279,265)    71,833
                                                     -------    -------
                                                      40,939    548,723
  Notes receivable collateralized by
   common stock . . . . . . . . . . . . . . .         (1,795)    (1,729)
  Treasury stock, at cost  . . . . . . . . . . .      (3,806)   (51,824)
                                                    --------   --------
                                                      35,338    495,170
                                                    --------    -------
                                                    $465,633   $987,358
                                                    ========   ========


The accompanying notes are an integral part of the financial statements.

                         SOUTHWESTERN LIFE CORPORATION
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                             STATEMENTS OF EARNINGS
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                                              1994          1993          1992
                                                                          ------------  ------------  ------------
Income:
  Interest income.......................................................  $     10,873  $      4,096  $      1,400
  Income from subsidiaries and equity investees:
    Dividends...........................................................        47,815        43,681        22,842
    Interest income.....................................................           491         7,347        37,221
    Administrative services.............................................        39,964       106,589       170,165
  Realized investment losses............................................        (6,829)       (6,024)          (46)
  Gain on sale of investment in Bankers Life
   Holding Corporation..................................................                     297,041
  Other income..........................................................        (4,350)        2,722         1,628
                                                                          ------------   -----------   -----------
                                                                                87,964       455,452       233,210
                                                                          ------------   -----------   -----------
Expenses:
  Administrative and general expenses:
    Subsidiaries and related parties....................................        39,964       106,589       170,165
    Other                                                                       10,582        26,403        10,166
  Interest:
    Subsidiaries........................................................         3,409         4,554         6,859
    Other...............................................................        48,251        60,135        76,680
                                                                          ------------   -----------   -----------
                                                                               102,206       197,681       263,870
                                                                          ------------   -----------   -----------
    Operating earnings (loss) before provision for federal
     income taxes and equity in undistributed earnings
     (loss) of subsidiaries and equity investees........................       (14,242)      257,771       (30,660)
Income tax expense (credit)                                                      3,802        68,632       (47,234)
                                                                          ------------   -----------   -----------
    Operating earnings (loss) before equity in undistributed
     earnings (loss) of subsidiaries and equity investees...............       (18,044)      189,139        16,574
Equity in undistributed earnings (loss) of subsidiaries
 and equity investees...................................................      (320,351)       22,785        34,281
                                                                          ------------   -----------   -----------
    Operating earnings (loss)...........................................      (338,395)      211,924        50,855
Cumulative effect of changes in accounting methods......................                      (6,734)
Extraordinary gains (loss), net of tax effect...........................           955        (1,919)       (4,342)
                                                                          ------------   -----------   -----------
    Net Earnings (loss).................................................      (337,440)      203,271        46,513
Less dividends on preferred stock.......................................       (13,658)      (28,784)      (30,800)
                                                                          ------------   -----------   -----------
    Net earnings (loss) applicable to common stock......................  $   (351,098) $    174,487  $     15,713
                                                                          ============   ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                         SOUTHWESTERN LIFE CORPORATION
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                                              1994          1993          1992
                                                                          ------------  ------------  ------------
Cash flows from operating activities:
  Operating earnings (loss).............................................  $   (338,395) $    211,924  $     50,855
  Items not requiring (providing) cash:
    Equity in undistributed (earnings) losses of subsidiaries
     and related party..................................................       320,351       (22,785)      (34,281)
    Increase (decrease) in accrued expenses and other liabilities.......        (5,585)       18,025        (4,625)
    Change in deferred tax asset........................................        12,180        48,513       (49,121)
    Gain on sale of investment in Bankers Life Holding Corporation......                    (297,041)
    Other, net..........................................................        10,693         7,727       (11,754)
                                                                          ------------  ------------  ------------
      Net cash used by operating activities.............................          (756)      (33,637)      (48,926)
                                                                          ------------  ------------  ------------
Cash flows from investing activities:
  Payments received on notes receivable, subsidiaries...................                     147,267       359,500
  Sale of investment in Bankers Life Holding Corporation................                     287,639
  Purchase of long-term investments.....................................       (21,298)      (78,160)
  Sales of long-term investments........................................        82,156
  Purchase of investments from subsidiaries.............................                     (34,457)      (91,796)
  Capital contributions to subsidiaries.................................        (8,385)
  Other, net............................................................                        (500)      (11,626)
                                                                          ------------  ------------  ------------
    Net cash provided by investing activities...........................        52,473       321,789       256,078
                                                                          ------------  ------------  ------------
  Cash flows from financing activities:
  Proceeds of notes payable, unaffiliated...............................                                     6,200
  Principal repayment on notes payable, unaffiliated....................       (38,569)      (41,567)     (165,132)
  Principal repayment on notes payable, subsidiaries....................       (11,522)       (7,334)      (32,549)
  Repurchases of subordinated debt......................................       (10,081)      (89,439)       (1,694)
  Redemption of preferred stock.........................................       (29,242)     (100,000)
  Purchase of treasury shares...........................................        (3,757)         (933)
  Dividends on preferred shares.........................................       (13,658)      (28,784)      (30,800)
                                                                          ------------  ------------  ------------
    Net cash used by financing activities...............................      (106,829)     (268,057)     (223,975)
                                                                          ------------  ------------  ------------
Net increase (decrease) in cash and short-term investments..............       (55,112)       20,095       (16,823)
Cash and short-term investments at beginning of year....................        71,845        51,750        68,573
                                                                          ------------  ------------  ------------
Cash and short-term investments at end of year..........................  $     16,733  $     71,845  $     51,750
                                                                          ============  ============  ============


    The accompanying notes are an integral part of the financial statements.

                         SOUTHWESTERN LIFE CORPORATION
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

    The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Southwestern Life Corporation and Subsidiaries. Notes payable at December 31, 1994 and 1993, are summarized as follows:

                                                                                             1994         1993
                                                                                          -----------  -----------
11 1/4% Senior Subordinated Notes due 1996(a)...........................................  $   277,601  $   300,159
11 1/4% Senior Subordinated Notes due 2003..............................................       91,161       91,161
9 1/2% unsecured note payable due 1996..................................................       21,900       25,550
Borrowings under senior secured loan....................................................                    30,000
Other...................................................................................          232        5,151
                                                                                          -----------  -----------
                                                                                          $   390,894  $   452,021
                                                                                          ===========  ===========

------------------------
(a) The principal amount of these notes held by subsidiaries at December 31, 1994 and 1993 was $21,500,000 and $34,058,000, respectively.

    The following summary sets forth the scheduled maturities and sinking fund requirements of notes payable during each of the five years following December 31, 1994 (in thousands):

1995 ............................................................................  $  81,302
1996 ............................................................................    218,306
1997 ............................................................................         60
1998 ............................................................................         65
1999 and thereafter .............................................................     91,161
                                                                                   ---------
                                                                                   $ 390,894
                                                                                   =========

    Dividends from subsidiaries and equity investees consist of the following:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1994       1993       1992
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
Cash dividends.................................................................  $  38,800  $  43,681  $  12,000
Deemed dividend................................................................                           10,842
Dividends of Senior Subordinated Notes.........................................      9,015
                                                                                 ---------  ---------  ---------
                                                                                 $  47,815  $  43,681  $  22,842
                                                                                 =========  =========  =========

    Prior to the sale of Bankers, the parent company acquired certain assets from Bankers at their fair value. The tax attributes related to such assets were likewise transferred to SLC and the income tax consequences which had been reflected for financial purposes have been reflected as a deemed dividend to the parent company.

    The parent company had a $955,000 extraordinary gain from the repurchase of Senior Subordinated Notes from a subsidiary which has been eliminated in the consolidated financial statements.

                                                                   SCHEDULE III

                 SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                       FUTURE                                                                AMORTIZATION
                         DEFERRED      POLICY                                                                OF DEFERRED
                          POLICY      BENEFITS                                                                  POLICY
                        ACQUISITION     AND                                                                  ACQUISITION
                         COSTS AND   UNIVERSAL                            PREMIUM                             COSTS AND
                          PRESENT     LIFE AND                 CLAIMS    INCOME AND      NET      BENEFITS,    PRESENT
                         VALUE OF    INVESTMENT                  AND       OTHER     INVESTMENT    CLAIMS      VALUE OF
                         ACQUIRED     PRODUCT     UNEARNED    BENEFITS   CONSIDER-    AND OTHER      AND       ACQUIRED
       SEGMENT           BUSINESS    LIABILITIES  PREMIUMS     PAYABLE     ATIONS      INCOME      LOSSES      BUSINESS
----------------------  -----------  ----------  -----------  ---------  ----------  -----------  ---------  ------------
Year ended December
 31, 1994:
  Individual life.....   $ 170,402   $1,611,139               $   9,744   $ 109,116  $  126,471   $  138,185   $   20,413
  Individual health...      69,158       49,579   $  36,090      63,266     215,817      17,458      145,929       30,542
  Group and other.....                   22,651         273      31,299      93,067      15,106       63,865
  Accumulation
   products...........      38,197      761,925                     147          20      32,560       30,005       11,144
  Corporate...........                                                                   16,769
                         ---------   ----------   ---------   ---------  ----------   ---------   ----------   ----------
                         $ 277,757   $2,445,294   $  36,363   $ 104,456  $  418,020   $ 208,364   $  377,984   $   62,099
                         =========   ==========   =========   =========  ==========   =========   ==========   ==========
Year ended December
 31, 1993:
  Individual life.....   $ 140,459   $1,610,277               $   8,110  $  118,049   $ 147,579   $  141,345   $   16,728
  Individual health...      68,854       46,933   $  35,236      64,274     220,266      11,275      137,113       32,172
  Group and other.....                   24,403         176      34,165     136,486      15,651       99,509
  Accumulation
   products...........       9,917      787,911                     214         225      52,420       50,365
  Corporate...........                                                                  345,618
                         ---------   ----------   ---------   ---------  ----------   ---------   ----------   ----------
                         $ 219,230   $2,469,524   $  35,412   $ 106,763  $  475,026   $ 572,543   $  428,332  $    48,900
                         =========   ==========   =========   =========  ==========   =========   ==========   ==========
Year ended December
 31, 1992:
  Individual life.....   $ 170,041   $1,670,703               $   6,760  $  191,555   $ 157,106    $ 238,100  $    30,646
  Individual health...      69,657       42,574   $  33,346      63,086     859,094      54,789      583,487      101,267
  Group and other.....                   26,875         103      19,369     337,406      20,531      287,872
  Accumulation
   products...........       2,972      744,288                      30         724     120,586       95,986        1,544
  Corporate...........                                                                  117,584
                         ---------   ----------   ---------   ---------  ----------   ---------   ----------   ----------
                         $ 242,670   $2,484,440   $  33,449   $  89,245  $1,388,779   $ 470,596   $1,205,445  $   133,457
                         =========   ==========   =========   =========  ==========   =========   ==========   ==========


                           OTHER
                         OPERATING
       SEGMENT             COSTS
----------------------  -----------
Year ended December
 31, 1994:
  Individual life.....   $  45,742
  Individual health...      41,024
  Group and other.....      50,045
  Accumulation
   products...........       4,523
  Corporate...........      11,264
                         ---------
                         $ 152,598
                         =========
Year ended December
 31, 1993:
  Individual life.....   $  62,410
  Individual health...      41,220
  Group and other.....      65,520
  Accumulation
   products...........       8,985
  Corporate...........      45,653
                         ---------
                         $ 223,788
                         =========
Year ended December
 31, 1992:
  Individual life.....   $  37,451
  Individual health...     162,601
  Group and other.....      64,944
  Accumulation
   products...........      23,362
  Corporate...........      41,486
                         ---------
                         $ 329,844
                         =========

                                                                     SCHEDULE IV

                 SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
              For the Years Ended December 31, 1994, 1993 and 1992
                             (Dollars in Thousands)

                                                                                                                    PERCENTAGE OF
                                                       GROSS     CEDED TO OTHER    ASSUMED FROM                    AMOUNT ASSUMED
                                                      AMOUNT       COMPANIES     OTHER COMPANIES     NET AMOUNT        TO NET
                                                    -----------  --------------  ----------------  --------------  ---------------
Year ended December 31, 1994:
  Life insurance in force (A).....................  $18,411,768   $  5,222,076     $    871,776    $   14,061,468          6.2%
                                                    ===========   ============     ============    ==============         ====
  Premium income and other considerations:
    Individual life (including premium
     equivalents).................................  $   168,598   $     12,697     $      6,560    $      162,461          4.1%
    Less premium equivalents......................      (58,219)        (9,310)          (4,436)          (53,345)
                                                    -----------   ------------     ------------    --------------
    Individual life...............................      110,379          3,387            2,124           109,116
    Individual health.............................      231,983         16,295              129           215,817          0.1%
    Group and other...............................      108,223         15,156                             93,067          0.0%
    Accumulation products.........................          263            243                                 20          0.0%
                                                    -----------   ------------     ------------    --------------
      Total.......................................  $   450,848   $     35,081     $      2,253    $      418,020
                                                    ===========   ============     ============    ==============
Year ended December 31, 1993:
  Life insurance in force (A).....................  $20,425,230   $  5,658,090     $    972,626    $   15,739,766          6.2%
                                                    ===========   ============     ============    ==============         ====
  Premium income and other considerations:
    Individual life (including premium
     equivalents).................................  $   171,147   $     12,498     $      5,342    $      163,991          3.2%
    Less premium equivalents......................      (47,057)        (3,351)          (2,236)          (45,942)
                                                    -----------   ------------     ------------    --------------
    Individual life...............................      124,090          9,147            3,106           118,049
    Individual health.............................      231,856         11,870              280           220,266           .1%
    Group and other...............................      165,405         28,948               29           136,486          0.0%
    Accumulation products.........................          192             16               49               225         21.8%
                                                    -----------   ------------     ------------    --------------
      Total.......................................  $   521,543   $     49,981     $      3,464    $      475,026
                                                    ===========   ============     ============    ==============
Year ended December 31, 1992:
  Life insurance in force (A).....................  $20,528,559   $  5,417,485     $    907,756    $   16,018,830          5.7%
                                                    ===========   ============     ============    ==============         ====
  Premium income and other considerations:
    Individual life (including premium
     equivalents).................................  $   273,048   $     10,512     $      5,365    $      267,901          2.0%
    Less premium equivalents......................      (77,226)        (3,987)          (3,106)          (76,345)
                                                    -----------   ------------     ------------    --------------
    Individual life...............................      195,822          6,525            2,259           191,556
    Individual health.............................      855,428          1,591            5,257           859,094          0.6%
    Group and other...............................      376,600         39,686              492           337,406          0.1%
    Accumulation products.........................        7,063          6,418               78               723         11.0%
                                                    -----------   ------------     ------------    --------------
      Total.......................................  $ 1,434,913   $     54,220     $      8,086    $    1,388,779
                                                    ===========   ============     ============    ==============

------------------------------
(A) Excludes face amount of life insurance in force ceded to other unaffiliated companies under financial reinsurance agreements with unaffiliated insurers generally in return for fees, as follows (in thousands):

                                                                              1994           1993            1992
                                                                         -------------  -------------  -------------
Ceded to other companies...............................................  $   1,453,263  $   1,677,183  $   2,076,293

    These agreements will terminate during the next few years.

                                                                   SCHEDULE V

                 SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                                             ADDITIONS
                                                   BALANCE AT   ------------------------------------
                                                    BEGINNING   CHARGED TO COSTS   CHARGED TO OTHER                 BALANCE AT
                   DESCRIPTION                      OF PERIOD     AND EXPENSES         ACCOUNTS       DEDUCTIONS   END OF PERIOD
-------------------------------------------------  -----------  -----------------  -----------------  -----------  -------------
Year ended December 31, 1994:
  Allowance for mortgage loan losses.............   $   1,043       $   3,000                          $       7(B)   $   4,036
  Allowance for losses on real estate............      17,615           3,800                              1,780(B)      19,635
  Allowance for doubtful accounts................       2,863              99          $     305(E)        1,380(C)       1,887
  Accumulated depreciation on property
   and equipment.................................      35,094           3,553                              3,302(B)      35,345
  Allowance for losses on property
   and equipment.................................       8,000                                                             8,000
  Amortization of excess cost of investments
   in subsidiaries over net assets acquired......      78,120          16,421                                           305,224
                                                                      210,683(F)
  Accumulated depreciation on real estate........       9,363           1,378                                458(B)      10,283
                                                   -----------       --------            -------      -----------  -------------
                                                    $ 152,098       $ 238,934          $     305       $   6,927      $ 384,410
                                                   ===========      =========            =======      ===========  =============
Year ended December 31, 1993:
  Allowance for mortgage loan losses.............   $   1,450                                          $     407(B)   $   1,043
  Allowance for losses on real estate............      14,557       $   4,500                              1,442(B)      17,615
  Allowance for doubtful accounts................       3,163             104                                404(C)       2,863
  Accumulated depreciation on property
   and equipment.................................      23,439           7,390          $   4,639 (A)         374(B)      35,094
  Allowance for losses on property and
   equipment.....................................       8,000                                                             8,000
  Amortization of excess cost of investments in
   subsidiaries over net assets acquired.........      68,340           9,591                189 (A)                     78,120
  Accumulated depreciation on real estate........       9,922           1,430             (1,367)(A)         622(B)       9,363
                                                   -----------       --------            -------      -----------  -------------
                                                    $ 128,871       $  23,015          $   3,461       $   3,249      $ 152,098
                                                   ===========      =========            =======      ===========  =============
Year ended December 31, 1992:
  Allowance for mortgage loan losses.............   $   2,318       $     407                          $   1,275(A)   $   1,450
  Allowance for losses on real estate............      13,778           2,312          $      45 (A)       1,578(B)      14,557
  Allowance for doubtful accounts................       3,158             422                                244(C)       3,163
                                                                                                             173(D)
  Allowance for other invested assets............      18,392                                             18,392(C)          --
  Accumulated depreciation on property and
   equipment.....................................      43,594           8,356                              5,371(B)      23,439
                                                                                                          23,140(D)
  Allowance for losses on property and
   equipment.....................................                       8,000                                             8,000
  Amortization of excess cost of investments in
   subsidiaries over net assets acquired.........      71,798          10,981                             14,439(D)      68,340
  Accumulated depreciation on real estate........       9,215           1,370                                492(B)       9,922
                                                                                                             171(D)
                                                   -----------       --------            -------      -----------  -------------
                                                    $ 162,253       $  31,848          $      45       $  65,275      $ 128,871
                                                   ===========      =========            =======      ===========  =============

------------------------------
(A)  Miscellaneous reclassification.

(B)  Retirement upon sales of assets.

(C)  Elimination of allowance upon disposition of account.

(D)  Deduction upon sales of previously consolidated subsidiaries.

(E)  Added from acquisition of subsidiary.

(F)  Change in accounting for excess cost.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

    The information appearing under ITEM 1a in Part I of this Form 10-K and the information appearing under the heading "Election of Directors" in the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Registrant's 1995 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information appearing under the heading "Executive Compensation" in the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Registrant's 1995 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL AND OWNERS MANAGEMENT.

    The information appearing under the heading "Security Ownership" in the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Registrant's 1995 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information appearing under the subheading "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Registrant's 1995 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    1. EXHIBITS. The exhibits listed on the Index to Exhibits appearing on pages 99 through 106 of this Form 10-K and the footnotes thereto are incorporated herein by reference. The exhibit descriptions incorporated by reference identify by asterisk (*) each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to ITEM 14(c).

    2. FINANCIAL STATEMENTS. The list of audited consolidated financial statements of SLC and the related auditor's report appearing under the heading "Financial Statements" in the Index to Financial Statements and Financial Statement Schedules of Southwestern Life Corporation and Subsidiaries in ITEM 8 on page 45 of this Form 10-K is incorporated herein by reference.

    3. FINANCIAL STATEMENT SCHEDULES. The list of schedules appearing under the heading "Financial Statement Schedules" in the Index to Financial Statements and Financial Statement Schedules of Southwestern Life Corporation and Subsidiaries in ITEM 8 on page 45 of this Form 10-K is incorporated herein by reference.

    4. FORM 8-K. During the quarter ended December 31, 1994, on October 13, 1994, SLC filed a Report on Form 8-K, dated October 10, 1994, to report under
ITEM 5 of that form, (1) realized losses in the amount of $46.4 million in the value of certain of its investments in collateralized mortgage obligations were appropriate as of the quarter ended March 31, 1994 and (2) the resignation of Robert L. Beisenherz as the Chairman of the Board, Chief Executive Officer and President of the Registrant and the appointment of James R. Kerber as the Registrant's President and Chief Executive Officer and as a director of the Registrant.

    On January 27, 1995, the Registrant filed a Report on Form 8-K dated January 18, 1995, to report under ITEM 5 of that form, that (i) Glenn H. Gettier, Jr. was appointed Chairman of the Board and Chief Executive Officer of SLC effective January 18, 1995, and James R. Kerber was appointed to the additional offices of Vice Chairman of the Board and Chief Operating Officer, and (2) the Board authorized a series of initial actions by SLC's senior management affecting the Registrant.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOUTHWESTERN LIFE CORPORATION



                                  By: /s/ GLENN H. GETTIER, JR.
                                     ----------------------------
                                      Glenn H. Gettier, Jr.
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      Date: March 30, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/GLENN H. GETTIER, JR.        Chairman of the Board and       March 30, 1995
-------------------------       Chief Executive Officer
  Glenn H. Gettier, Jr.      (Principal Executive Officer)

/S/JAMES R. KERBER          Vice Chairman of the Board, Chief   March 30, 1995
-------------------------    Operating Officer and President
   James R. Kerber

/S/JOHN T. HULL           Executive Vice President, Treasurer   March 30, 1995
-------------------------     and Chief Financial Officer
      John T. Hull             (Principal Financial and
                                Accounting Officer)

/S/CHARLES L. DUNCAN                  Director                  March 30, 1995
-------------------------
   Charles L. Duncan

/S/JON E.M. JACOBY                    Director                  March 30, 1995
-------------------------
   Jon E.M. Jacoby

/S/C. FRED RICE                       Director                  March 30, 1995
-------------------------
    C. Fred Rice

/S/S. LEROY STEGNER                   Director                  March 30, 1995
-------------------------
   S. Leroy Stegner

/S/KEITH A. TUCKER                    Director                  March 30, 1995
-------------------------
    Keith A. Tucker

/S/VERNON K. ZIMMERMAN                Director                  March 30, 1995
-------------------------
  Vernon K. Zimmerman

                              INDEX TO EXHIBITS

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
------                         -----------                                                    ----------
 2.1      Stock Purchase Agreement dated June 29, 1990, among Consolidated
          National Corporation, Robert T. Shaw and Bankers Life and Casualty Company with respect to all outstanding capital stock of Marquette National Life Insurance
          Company, including Exhibit 1.35 thereto governing the coinsurance relationship between Southwestern Life Insurance Company and Marquette National Life
          Insurance Company (filed as Exhibits 2.1 and 2.3 to the Registrant's Report on
          Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).......................................................................

 2.2      Coinsurance Annuity Reinsurance Agreement-October 1, 1990, for Bankers
          Life and Casualty Company (filed as Exhibit 19-1 to Registrant's Current Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.11 to the Registrant's Annual Report on
          Form 10-K for year ended December 31, 1991, and Exhibit 2.11 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1992, and each incorporated herein by reference)................................................

 2.3      Coinsurance Annuity Retrocession Agreement (Bankers Business)-October 1,
          1990 for Marquette National Life Insurance Company (filed as Exhibit 19-2 to the
          Registrant's Current Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.12 to the
          Registrant's Annual Report on Form 10-K for year ended December 31, 1991, and
          Exhibit 2.12 to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1992, and each incorporated herein by reference)....................

 2.4      Coinsurance Annuity and Supplemental Contract Reinsurance Agreement
          II-June 30, 1990, for Southwestern Life Insurance Company (filed as Exhibit 19-3 to the Registrant's Current Report on Form 8-K dated November 9, 1990, and incorporated herein by reference) and amendments thereto (filed as Exhibit 2.13 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1991,
          Exhibit 2.13 to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1992, Exhibit 2.18 to the Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1993, and Exhibit 2.23 to the Registrant's
          Current Report on Form 8-K dated June 30, 1994, and each incorporated herein by reference).......................................................................

 2.5     Coinsurance Annuity and Supplementary Contract Retrocession Agreement
          II-June 30, 1990, for Marquette National Life Insurance Company (filed as
          Exhibit 19-4 to the Registrant's Current Report on Form 8-K dated November 9,
          1990, and incorporated herein by reference) and amendments thereto (filed as
          Exhibit 2.14 to the Registrant's Annual Report on Form 10-K for year ended
          December 31, 1991, and Exhibit 2.14 to the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1992, Exhibit 2.19 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1993, and each incorporated herein by reference)..............................................

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
------                         -----------                                                    ----------
 2.6      Stock Purchase Agreement dated October 3, 1989, between the Registrant and HMS Acquisition Corporation (filed as Exhibit 1 to the Registrant's Current
          Report on Form 8-K dated October 3, 1989, and incorporated herein by reference), and the amendment thereto dated March 29, 1990, (filed as Exhibit 19.4 to
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).............................................

 2.7      Compromise and Settlement Agreement, dated September 1, 1990, relating to the Stock Purchase Agreement referenced as Exhibit 2.6 above (filed as
          Exhibit 2.8 to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1990, and incorporated herein by reference)..........................


 2.8      Stock Purchase Agreement dated December 11, 1989, as amended, between the Registrant, Modern American Life Insurance Company and Financial Holding
          Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K
          dated December 29, 1989, and incorporated herein by reference)....................

 2.9      Stock Acquisition Agreement dated February 20, 1992, between the
          Registrant and Conseco, inc. (filed as Exhibit 2.10 to the Registrant's Current
          Report on Form 8-K dated February 20, 1992 and incorporated herein by reference)
          and amendments thereto (filed as Exhibit 2.15 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1991, and as Exhibit 2.16 of
          Registrant's Report on Form 10-Q for the quarter ended September 30, 1992, and each incorporated herein by reference)............................................

 2.10     Stockholders' Agreement, dated November 9, 1992, among Bankers Life
          Holding Corporation and its initial common stockholders, and the Registrant's assumption thereof (filed as Exhibit 2.10 to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)........................................................................

 2.11     Letter Agreement of the Registrant, dated March 8, 1993, relating to the
          Coinsurance Annuity Reinsurance Agreement referenced as Exhibit 2.2 above (filed as Exhibit 2.15 of the Annual Report on Form 10-K for the year ended December
          31, 1992, and incorporated herein by reference)...................................

 2.12     Agreement of the Registrant, dated March 10, 1993, relating to the
          Coinsurance Annuity and Supplemental Contract Reinsurance Agreement II
          referenced as Exhibit 2.4 above (filed as Exhibit 2.16 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).................................................

 2.13     Agreement, dated June 15, 1993, among I.C.H. Corporation, Consolidated
          National Corporation and Consolidated Fidelity Life Insurance Company (filed as
          Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 15, 1993 and incorporated herein by reference).............................................

 2.14     Agreement, dated June 3, 1994, between Consolidated Fidelity Life
          Insurance Company and Union Bankers Insurance Company (filed as Exhibit 2.18 to the Registrant's Current Report on Form 8-K dated June 30, 1994 and incorporated herein by reference)..............................................................

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
------                         -----------                                                    ----------
 2.15     Termination and Recapture Agreement among Consolidated Fidelity Life
          Insurance Company, Southwestern Life Corporation, Southwestern Life Insurance
          Company and Employers Reassurance Corporation (filed as Exhibit 2.19 to their
          Registrant's Current Report on Form 8-K dated June 30, 1994, and incorporated herein by reference)..............................................................

 2.16     Amendment to Agreement, effective April 1, 1994, among Consolidated
          National Corporation, Consolidated Fidelity Life Insurance Company and
          Southwestern Life Corporation (filed as Exhibit 2.20 to the Registrant's Current
          Report on Form 8-K dated June 30, 1994, and incorporated herein by reference)......

 2.17     Letter Agreement, dated June 30, 1994, among Southwestern Life
          Corporation, Consolidated Fidelity Life Insurance Company and Consolidated
          National Corporation (filed as Exhibit 2.21 to the Registrant's Current Report on Form 8-K dated June 30, 1994, and incorporated herein by reference).............

 2.18     Escrow Agreement, dated June 30, 1994, among Southwestern Life
          Corporation, Consolidated Fidelity Life Insurance Company and Mid-America Bank
          of Louisville and Trust Company (filed as Exhibit 2.22 to the Registrant's
          Current Report on Form 8-K dated June 30, 1994, and incorporated herein by reference).........................................................................

 3.1      Restated Certificate of Incorporation of the Registrant dated October
          10, 1994 (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1994, and incorporated herein by reference)....

 3.2      Bylaws of the Registrant, as amended and restated, dated October 7, 1994
          (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1994, and incorporated herein by reference).............

 4.1      Indenture dated as of November 15,1986, between the Registrant and
          Mid-America Bank of Louisville and Trust Company, as trustee (filed as Exhibit
          4.3 to the Registrant's Registration Statement on Form S-3 No. 33-9455, and
          incorporated herein by reference)...................................................

 4.2      Indenture dated as of November 12, 1993, between the Registrant and
          Mid-America Bank of Louisville and Trust Company, as trustee (filed as Exhibit
          4.5 to the Registrant's Annual Report on Form 10-K for the year ended December
          31, 1993, and incorporated herein by reference).....................................

 4.3      Agreement of Registrant to file long-term debt instruments (filed as
          Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1992 and incorporated herein by reference).............................

 10.1     Agreement dated October 8, 1984 between the Registrant and Robert T.
          Shaw (filed as Exhibit I to Amendment No. 26-1 to the Schedule 13D filed by
          Consolidated National Successor Corporation and certain affiliates relating to shares of the Common Stock of the Registrant and incorporated herein by reference)..........................................................................

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
------                         -----------                                                    ----------
 10.2     Stock Purchase Agreement dated July 31, 1986 between the Registrant and
          Tenneco Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form
          8-K dated July 31, 1986 and incorporated herein by reference), and the Amendment
          Agreement dated December 31, 1986 between the Registrant and Tenneco, Inc.
          (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated
          December 31, 1986, and incorporated herein by reference)..........................

 10.3*    Management and Consulting Agreement effective January 22, 1985 among the
          Registrant, Consolidated National Corporation and Consolidated National
          Successor Corporation (filed as Exhibit 10.21 to the Registrant's Registration
          Statement on Form S-14, No. 2-96685, and incorporated herein by reference)........

 10.4*    Termination Agreement, dated February 11, 1994, between the Registrant and Consolidated National Corporation relating to the Management and Consulting
          Agreement referenced as Exhibit 10.3 above (filed as Exhibit 10.2 to
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).............................................

 10.5*    Deferred Compensation Plan (filed as Exhibit 10.32 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).................................................

 10.6*    Salaried Employees Severance Pay Plan, as restated effective October 1,
          1994 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q
          for the period ended September 30, 1994, and incorporated herein by reference)....

 10.7*    Form of Indemnification Agreement relating to certain officers and directors of the Registrant (filed as Exhibit 10.11 of Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)..............................................................

 10.8*    Amended and Restated 1990 Stock Option Incentive Plan (filed as Exhibit
          10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30,
          1994, and incorporated herein by reference) and the form of the stock option certificate (filed as Exhibit 19.1 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1991, and incorporated herein by reference)...

 10.9*    Restricted Stock Purchase Agreement, as amended, between System Services
          Group and John T. Hull (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference).........................................................................

 10.10    Lease between Lincoln Property Company No. 375, LTD. and Southwestern
          Life Insurance Company, dated June 28, 1984 (filed as Exhibit 10.21 to the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)..............................................

 10.11    Amendments to Lease referenced as Exhibit 10.9 above...............................

 10.12    Data Processing Agreement between the Registrant and Perot Systems
          Corporation dated September 29, 1993 (filed as Exhibit 10.15 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)...................................................

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
------                         -----------                                                    ----------

 10.13    Processing Services Agreement between Facilities Management
          Installation, Inc. and CYBERTEK Corporation dated September 20, 1994................

 10.14    Enterprise License Agreement between Facilities Management Installation,
          Inc. and CYBERTEK Corporation dated September 20, 1994..............................

 10.15    Agreement of Lease between the Tilles Investment Company and Bankers
          Life and Casualty Company of New York (filed as Exhibit 10.26 of the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)...............................................

 10.16    The Assignment and Grant of Option executed by Consolidated Fidelity
          Life Insurance Company and Registrant effective as of May 21, 1992 (filed as
          Exhibit 38-1 to Amendment No. 38 to Schedule 13D filed by Consolidated National
          Corporation relating to the common stock of Registrant and incorporated herein by reference).......................................................................

 10.17*   Form of Amended and Restated Supplemental Benefit Agreement of
          Registrant dated October 10, 1994 entered into by John T. Hull (filed as Exhibit
          10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1994, and incorporated herein by reference)...........................

 10.18    Letter Agreements between the Registrant and Consolidated National
          Corporation, dated March 29, 1993 and November 9, 1992 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for
          the year ended December 31, 1992)...................................................

 10.19    Agreement, dated September 11, 1993, between the Registrant and Conseco,
          Inc. (filed as Exhibit 4 to Amendment No. 1 to the Schedule 13D relating to the common stock of Bankers Life Holding Corporation, filed by the Registrant,
          Consolidated National Corporation, Robert T. Shaw and C. Fred Rice, dated
          September 15, 1993, and incorporated herein by reference)...........................

 10.20    Agreement, dated September 11, 1993, between the Registrant and Bankers
          National Life Insurance Company (filed as Exhibit 5 to Amendment No. 1 to the
          Schedule 13D relating to the common stock of Bankers Life Holding Corporation, filed by the Registrant, Consolidated National Corporation, Robert T. Shaw and
          C. Fred Rice, dated September 15, 1993, and incorporated herein by reference)........

 10.21    Letter Agreement, dated September 11, 1993, among the Registrant,
          Conseco, inc. and Bankers Life Holding Corporation (filed as Exhibit 6 to
          Amendment No. 1 to the Schedule 13D relating to the common stock of Bankers Life
          Holding Corporation, filed by the Registrant, Consolidated National Corporation,
          Robert T. Shaw and C. Fred Rice, dated September 15, 1993, and incorporated herein by reference)..................................................................

 10.22    Stock Purchase Agreement, dated January 15, 1994, among Consolidated
          National Corporation, Consolidated Fidelity Life Insurance Company, Robert T.
          Shaw, D. Fred Rice, Registrant and Torchmark Corporation (filed as Exhibit No. 1 to the Registrant's Current Report on Form 8-K dated January 15, 1994, and incorporated herein by reference), as amended (filed as Exhibit 10 to the
          Registrant's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).....................................................

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
------                         -----------                                                    ----------

 10.23    Stock Purchase Agreement, dated January 15, 1994, among Consolidated
          National Corporation, Consolidated Fidelity Life Insurance Company, Robert T.
          Shaw, C. Fred Rice, the Registrant and Stephens Inc. (filed as Exhibit No. 2 to the Registrant's Current Report on Form 8-K dated January 15, 1994, and incorporated herein by reference)..................................................

 10.24    Letter from Registrant to Robert T. Shaw effective January 15, 1994
          (filed as Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).....................

 10.25    Letter, dated January 15, 1994, from Registrant to Robert Shaw (filed as
          Exhibit 5 of the Registrant's Current Report on Form 8-K dated January 15, 1994, and incorporated herein by reference)..............................................

 10.26    Letter, dated January 15, 1994, from Registrant to Consolidated National
          Corporation (filed as Exhibit No. 6 to the Registrant's Current Report on Form
          8-K dated January 15, 1994, and incorporated herein by reference)..................

 10.27*   Independent Contractor and Services Agreement, dated February 11, 1994, between the Registrant and Robert T. Shaw (filed as Exhibit No. 7 to the
          Registrant's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference)..................................................

 10.28*   Independent Contractor and Services Agreement, dated February 11, 1994, between the Registrant and C. Fred Rice (filed as Exhibit No. 8 to the
          Registrant's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference)..................................................

 10.29    Mutual Release, dated February 11, 1994, among Registrant and
          Consolidated National Corporation, Robert T. Shaw, C. Fred Rice and Edward J.
          Carlisle (filed as Exhibit No. 9 to the Registrant's Current Report on Form 8-K
          dated February 11, 1994, and incorporated herein by reference).....................

 10.30    Stock Purchase Agreement, dated January 15, 1994, between Consolidated
          National Corporation and the Registrant (filed as Exhibit No. 3 to the
          Registrant's Current Report on Form 8-K dated January 15, 1994, and incorporated herein by reference)................................................................

 10.31    Promissory Note of James M. Fail, dated effective as of December 1,
          1994, payable to Southwestern Life Insurance Company................................

 10.32    First Amended and Restated Loan Agreement, dated as of December 1, 1994, between James M. Fail and Southwestern Life Insurance Company.......................

 10.33    First Amended and Restated Pledge Agreement dated as of December 1,
          1994, between James M. Fail and Southwestern Life Insurance Company.................

 10.34    First Amended and Restated Guaranty Agreement dated as of December 1,
          1994, between James M. Fail and Southwestern Life Insurance Company................

 10.35    Schedule of Omitted Documents.......................................................

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
------                         -----------                                                    ----------

 10.36    Assignment Agreement between Southwestern Life Insurance Company and
          Consolidated Fidelity Life Insurance Company, dated June 30, 1994, relating to
          Notes and Loan Agreements referenced as Exhibits 10.30, 10.31, 10.32 and 10.33 above (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 1994, and incorporated herein by reference).........

 10.37    Participation Agreement between Registrant and Employers Reassurance
          Corporation dated July 1, 1994 (filed as Exhibit 10.4 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)..................................................

 10.38    Letter Agreement between Registrant and Consolidated Fidelity Life
          Insurance Company Regarding Termination of Call and Put Option dated June 30,
          1994 (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1994, and incorporated herein by reference)....

 10.39    Letter Agreement between Registrant and Stephens Inc. Regarding
          Engagement to Perform Investment Advisory Services for the Registrant dated May
          3, 1994 (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1994, and incorporated herein by reference)....

 10.40*   Employment Agreement, dated June 9, 1994, between Facilities Management
          Installation, Inc. and H. Don Rutherford...........................................

 10.41*   Compensation Arrangements with James R. Kerber as approved by the
          Compensation Committee and Board of Directors, dated March 2, 1995.................

 10.42*   Compensation Arrangements with Glenn H. Gettier, Jr. as approved by the
          Compensation Committee and Board of Directors, dated March 2, 1995.................

 10.43    Consolidated Tax Allocation Agreement dated December 26, 1985, as amended, among Registrant and certain of its subsidiaries..........................

 10.44*   Form of Executive Severance Benefit Agreements entered into between
          Facilities Management, Inc. and certain key executive officers of the
          Registrant, including Messrs. Gettier, Kerber, Gail, Hull, Greving and
          Rutherford.........................................................................

 10.45    Univision SI Application from Bob Shaw regarding issuance of an individually owned policy, dated January 5, 1995...................................

 10.46*   Memorandum, dated March 8, 1994, amending Registrant's Deferred
          Compensation Plan referenced as Exhibit 10.5 above.................................

 10.47    Stock Purchase Agreement dated March 24, 1995 between Southwestern Life
          Corporation and Citizens Financial Corporation regarding the sale of Integrity
          National Life Insurance Company....................................................

 11.1     Statement regarding computation of earnings (loss) per share of common stock on average shares outstanding and fully diluted bases........................

 12.1     Statement regarding computation of ratio of earnings to fixed charges
          (including pro forma ratios).......................................................

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
------                         -----------                                                    ----------

 18.1     Letter dated March 30, 1995 from Coopers & Lybrand L.L.P.
          regarding change in accounting principles .........................................

 21.1     List of Subsidiaries of Registrant.................................................

 23.1     Consent of Coopers & Lybrand L.L.P. ...............................................

 27       Financial Data Schedule............................................................

 * MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED PURSUANT TO ITEM 14(C) OF THIS ANNUAL REPORT.
