Form 10-K/A
period 1994-12-31
SOUTHWESTERN LIFE CORP
filed 1995-04-06
CIK 49588

==============================================================================

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                    FORM 10-K/A
                                 (Amendment No. 1)


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

==============================================================================

                               FORM 10-K/A
                             AMENDMENT NO. 1
                                    TO
                        ANNUAL REPORT ON FORM 10-K
                                    OF
                       SOUTHWESTERN LIFE CORPORATION

   This Amendment No. 1 amends Items 1 and 8 and Exhibit 23.1 of Item 14 to the Form 10-K of Southwestern Life Corporation for the fiscal year ended
December 31, 1994.

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


   On June 30, 1994, the reinsurance agreements between Southwestern Life Insurance Company, an SLC subsidiary, and Bankers that had been reinsured through an independent third party to CFLIC were terminated, and the business reinsured thereunder was recaptured, effective as of April 1, 1994. Immediately prior to the termination of the CFLIC reinsurance agreements, Union Bankers Insurance Company, an SLC subsidiary, utilized available cash to purchase all of the outstanding stock of Marquette National Life Insurance Company ("Marquette"), then a subsidiary of CFLIC, for $8.2 million. Following completion of the terminations, CFLIC repurchased the shares of its preferred stock held by the Company by transferring to the Company the senior secured loan of the Company with an outstanding principal balance of $30 million, all of the outstanding shares of the Company's Series 1984-A Preferred Stock, stated value of $22.2 million, all of the outstanding shares of the Company's Series 1987-B Preferred Stock, stated value of $7.0 million, a U.S. Treasury note, par value $1.1 million, and 620,423 shares of the Company's Common Stock. Immediately following the repurchase of the CFLIC preferred stock, SLC retired the senior secured loan and the SLC preferred stocks. The shares of SLC Common Stock were placed in treasury and retired as of year-end 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Changes in Capital Structure" and Note 4 of Notes to Financial Statements.


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

                                                  YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------
 PREMIUM CATEGORY (DOLLARS IN MILLIONS)     1994           1993            1992
- -------------------------------------------------------------------------------------
                      PREMIUM INCOME AND OTHER CONSIDERATIONS
- -------------------------------------------------------------------------------------
 Individual life (including premium
  equivalents) . . . . . . . . . . . .  $162.4   39%   $164.0    35%    $267.9   19%
 Less premium equivalents. . . . . . .   (53.3) (13)    (46.0)  (10)     (76.3)  (5)
- -------------------------------------------------------------------------------------
 Individual life . . . . . . . . . . .   109.1   26     118.0    25      191.6   14
 Individual health . . . . . . . . . .   215.8   52     220.3    46      859.1   62
 Group and other . . . . . . . . . . .    93.0   22     136.5    29      337.4   24
 Accumulation products . . . . . . . .     0.1    0       0.2     0        0.7    0
- -------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . .  $418.0  100%   $475.0   100%  $1,388.8  100%
- -------------------------------------------------------------------------------------
                      ACCUMULATION PRODUCT PREMIUM EQUIVALENTS
- -------------------------------------------------------------------------------------
 Guaranteed investment contracts . . .   $ 2.7    4%    $ 5.3     6%    $292.0   63%
 Annuities . . . . . . . . . . . . . .    69.3   96      84.6    94      168.3   37
- -------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . .   $72.0  100%    $89.9   100%    $460.3  100%
- -------------------------------------------------------------------------------------

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



                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
             (DOLLARS IN MILLIONS)                       1994      1993       1992
- --------------------------------------------------------------------------------------
 In-force at beginning of period (1)(2):
   Existing subsidiaries . . . . . . . . . . . . . . .  $21,398   $21,437   $ 38,572
   Subsidiaries sold during period . . . . . . . . . .        0         0    (15,546)
                                                        -------   -------   --------
     Total . . . . . . . . . . . . . . . . . . . . . .  $21,398   $21,437   $ 23,026
- --------------------------------------------------------------------------------------
 Face amount of new business issued during period (1):
   Permanent . . . . . . . . . . . . . . . . . . . . .  $   682   $   682   $    729
   Term. . . . . . . . . . . . . . . . . . . . . . . .      220       262        307
   Group and other . . . . . . . . . . . . . . . . . .       99       968        389
                                                        -------   -------   --------
     Total . . . . . . . . . . . . . . . . . . . . . .  $ 1,001   $ 1,912   $  1,425
- --------------------------------------------------------------------------------------
 Termination during period . . . . . . . . . . . . . .  $ 1,486   $ 1,759   $  2,055
 Termination rate (3). . . . . . . . . . . . . . . . .      7.3%      8.2%       9.2%
- --------------------------------------------------------------------------------------
 In-force at all subsidiaries at end of period (1)(2):
   Permanent . . . . . . . . . . . . . . . . . . . . .  $14,383   $14,838   $ 15,018
   Term  . . . . . . . . . . . . . . . . . . . . . . .    3,031     3,254      3,655
   Group and other . . . . . . . . . . . . . . . . . .    1,870     3,306      2,764
                                                        -------   -------   --------
     Total . . . . . . . . . . . . . . . . . . . . . .  $19,284   $21,398   $ 21,437
- --------------------------------------------------------------------------------------
 Financial reinsurance ceded at end of period (4). . .  $ 1,453   $ 1,677   $  2,076
 Reinsurance ceded at end of period (5). . . . . . . .    5,222     5,658      5,417
- --------------------------------------------------------------------------------------

(1) Excludes participations in group underwriting pools for federal employees (FEGLI) and service personnel (SGLI).

(2)  Includes reinsurance assumed, but before deduction of reinsurance ceded.

(3) Represents the percentage of individual direct policies terminated during the indicated period by lapse, surrender, conversion, maturity, or otherwise.

(4)  Maintained under reinsurance agreements pursuant to which unaffiliated insurers have assumed from certain of SLC's insurance subsidiaries large blocks of life insurance in force, and the related policy reserves and premium income, generally in return for fees. These agreements are treated as financing arrangements under generally accepted accounting principles, and the in-force amounts ceded or assumed under these agreements have been excluded from the in-force amounts reflected in the table. See Note 11 of Notes to Financial
     Statements and Schedule VI of the Financial Statement Schedules. These
     agreements will terminate during the next few years, resulting in the ceding companies' recapture of the reinsured business and policy reserves.

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



                                      YEAR ENDED DECEMBER 31,
                                 --------------------------------------------
        HEALTH POLICY TYPE
       (DOLLARS IN MILLIONS)        1994             1993         1992
- -----------------------------------------------------------------------------

    Medicare Supplement . . . .  $124.3    58%   $105.5   48%  $502.2   58%
    Comprehensive . . . . . . .    84.8    39     108.1   49    266.3   31
    Long-term care. . . . . . .     6.7     3       6.7    3     90.6   11
- -----------------------------------------------------------------------------
         Total. . . . . . . . .  $215.8   100%   $220.3  100%  $859.1  100%
- -----------------------------------------------------------------------------



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





                                                 PERCENTAGE 1994 DIRECT PREMIUMS
                                   ----------------------------------------------------------
                                        5% TO 10%                 11% TO 15%      16% OR MORE
- ----------------------------------------------------------------------------------------------

     LIFE . . . . . . . . . . .    California, New Jersey,                           Texas
                                          New York

     HEALTH . . . . . . . . . .    Florida, Indiana                 Illinois         Texas

     ANNUITIES. . . . . . . . .                                 Florida, New York    Texas

     TOTAL BUSINESS . . . . . .    Florida, Illinois,                                Texas
                                      New York
- ----------------------------------------------------------------------------------------------



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


                                                                       YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                    (DOLLARS IN MILLIONS)                            1994        1993        1992
- -----------------------------------------------------------------------------------------------------
   Average cash and invested assets(1) . . . . . . . . . . . . .   $2,498.3    $2,845.2    $4,035.1
   Net investment income . . . . . . . . . . . . . . . . . . . .      182.0       195.6       333.1
   Average yield(2). . . . . . . . . . . . . . . . . . . . . . .        7.3%        6.9%        8.3%
   Realized investment gains (losses). . . . . . . . . . . . . .      (96.9)       34.8      (119.1)
   Change in unrealized investment gains (losses)(3) . . . . . .      (75.8)        1.6        22.2
- -----------------------------------------------------------------------------------------------------


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


                                                                               YEAR ENDED
                                                                               DECEMBER 31,
                        (DOLLARS IN MILLIONS)                            1994      1993      1992
- ---------------------------------------------------------------------------------------------------
   General investment portfolio. . . . . . . . . . . . . . . . . . .    $186.7    $168.2    $325.6
   Investments supporting indexed GIC product. . . . . . . . . . . .       5.3      27.4      16.1
   CMOs held in the Trust. . . . . . . . . . . . . . . . . . . . . .                13.0       5.0
                                                                        -------    ------    -------
   Gross investment income. . . . . . . . . . . . . . . . . . . . . .    192.0     208.6     346.7
   Investment expenses. . . . . . . . . . . . . . . . . . . . . . . .    (10.0)    (13.0)    (13.6)
                                                                        -------    ------    -------
     Net investment income. . . . . . . . . . . . . . . . . . . . . .   $182.0    $195.6    $333.1
- ---------------------------------------------------------------------------------------------------


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

     Following is a summary of the Company's fixed maturity investments segregated by investment quality based on S&P ratings and the two categories of such investments as reflected in SLC's consolidated balance sheet at December 31, 1994 (in millions):


                                                                  HELD TO
                                                                  MATURITY                   PERCENT     PERCENT
                                                     AVAILABLE       AT          TOTAL        TOTAL      OF TOTAL
                                                    FOR SALE AT   AMORTIZED      FIXED        FIXED      INVESTED
   INVESTMENT QUALITY(1)                             FAIR VALUE     COST       MATURITIES   MATURITIES    ASSETS
- -------------------------------------------------------------------------------------------------------------------
   AAA . . . . . . . . . . . . . . . . . . . . . .   $680.6         $1.6         $682.2        41.2%       29.0%
   AA  . . . . . . . . . . . . . . . . . . . . . .    177.1                       177.1        10.7         7.5
   A . . . . . . . . . . . . . . . . . . . . . . .    396.0                       396.0        23.9        16.8
   BBB+  . . . . . . . . . . . . . . . . . . . . .     89.4                        89.4         5.4         3.8
   BBB . . . . . . . . . . . . . . . . . . . . . .    102.1          7.9          110.0         6.6         4.7
   BBB-. . . . . . . . . . . . . . . . . . . . . .     99.5                        99.5         6.0         4.2
                                                     -------      ------         -------      -------     -------
    Total investment-grade . . . . . . . . . . . .  1,544.7          9.5        1,554.2        93.8        66.0
                                                     -------      ------         -------      -------     -------
   BB+ . . . . . . . . . . . . . . . . . . . . . .     27.7                        27.7         1.7         1.1
   BB and BB-. . . . . . . . . . . . . . . . . . .     42.2                        42.2         2.6         1.8
   B and Below . . . . . . . . . . . . . . . . . .     24.3          6.4           30.7         1.9         1.3
                                                     -------      ------         -------      -------      -------
    Total noninvestment-grade. . . . . . . . . . .     94.2          6.4          100.6         6.2         4.2
                                                     -------      ------         -------      -------      -------
     Total fixed maturities  . . . . . . . . . . .   $1,638.9      $15.9       $1,654.8       100.0%       70.2%
- -------------------------------------------------------------------------------------------------------------------


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

     Following is information with respect to the amount and percentage of senior debt outstanding at December 31, 1994 and 1993, relative to each of the Fund America Trust and SIST, and the related book value, carrying value, and projected cash flows attributable to the Company's Fund America Investment and the SIST Residual:


- ---------------------------------------------------------------------------------------------------------------------
                                                                                 FUND AMERICA              SIST
                                                                               ------------------   -----------------
                         (DOLLARS IN MILLIONS)                                  1994       1993       1994     1993
- ---------------------------------------------------------------------------------------------------------------------
   Senior debt outstanding . . . . . . . . . . . . . . . . . . . . . . . . .   $152.8     $190.7     $56.6     $90.8
   Senior debt outstanding as a percentage of original senior debt. . . . . .    70.4%      87.9%     33.1%     53.1%

   Book value of SLC investment. . . . . . . . . . . . . . . . . . . . . . . . $  8.6     $ 81.7     $ 6.4     $13.8
   Carrying value of SLC investment(1) . . . . . . . . . . . . . . . . . . . .    8.6       58.6       3.6       8.5
   Projected future SLC cash flows(2). . . . . . . . . . . . . . . . . . . . .  267.2      315.7      40.5      49.7
   Projected date of first receipt of cash flows(2). . . . . . . . . . . . . .   2004       1999      2001      1998
- ----------------------------------------------------------------------------------------------------------------------

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


   OTHER INVESTMENTS. At December 31, 1994, $127.0 million in book value of the Company's investment portfolio consisted of mortgage loans representing 5.4% of SLC's investment portfolio. The Company has a stated policy of not directly initiating or making new mortgage loans, except under limited circumstances, including primarily to finance sales of company-owned real estate. New mortgage loans have totaled $1.8 million, $3.1 million and $17.0 million during 1994, 1993 and 1992, respectively. During 1994, SLC acquired $7.9 million of mortgages as a distribution from one of its limited partnership investments and $5.2 million of mortgages in conjunction with the recapture of the CFLIC reinsurance agreement. Substantially all other mortgage loans owned by the Company were as a result of the acquisitions of life insurance companies in 1986 and prior years. At December 31, 1994, mortgage loans delinquent by more than 60 days amounted to approximately $3.5 million, or 2.8% of total mortgage loans. At December 31, 1994, SLC provided a $3.0 million reserve for possible mortgage loan losses through a charge to earnings.


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


   Management believes that the levels of capital in SLC's insurance subsidiaries are sufficient to meet RBC requirements. Based on the NAIC's formulas, the BAC ratios for all but one of SLC's life insurance subsidiaries, based on financial statements as filed with regulatory authorities, exceeded 300% at December 31, 1994. One subsidiary's

BAC ratio approximated 208% and management is in the process of evaluating alternatives to achieve at least a 300% BAC ratio for such subsidiary by year-end 1995.


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
                                                   ========   ========  ========  ========

The prime rate at December 31, 1994 was 8.5%.
- -----------
(a) The 11 1/4% Senior Subordinated Notes due 1996 (Old Notes) require a sinking fund payment of $100,000,000 on December 1, 1995. The Old Notes are redeemable at the option of the Company by paying a premium of 2% through November 30, 1995. Thereafter, the Old Notes may be redeemed at their face amount. In addition, the Company may not declare or pay dividends on its Common Stock without the consent of the holders of the Old Notes if certain financial conditions set forth in the Indenture for such Notes will be exceeded as a result of the dividends.

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
                                                      -------
                                                      $49,330
                                                      =======

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)

  The Company has a diversified investment portfolio that includes securities of over 750 issuers. Excluding investments in bonds or notes of the United States Government or Government agencies or authorities, the carrying value and fair values of investments by issuer which exceeded 10% of stockholders' equity at December 31, 1994 were as follows (in thousands):

                                     CARRYING  FAIR
ISSUER                                VALUE   VALUE
- ------                               ------- -------
FIXED MATURITIES
Citicorp Mortgage Securities         $28,304 $28,304
Residential Funding Mortgage
  Securities 1 Inc.                   17,219  17,219
Green Tree Acceptance Inc.            14,261  14,261
Merrill Lynch Mortgage Insurance Inc. 12,737  12,737
Solomon, Inc.                         11,956  11,956
News America Holdings                 11,646  11,646
Hydro Quebec                          11,516  11,516
Goldman Sachs                         11,162  11,162
BankAmerica Corp.                     10,198  10,198
Newfoundland Province CDA             10,154  10,154
Chrysler Financial Corp.               9,632   9,632
Pacific Gas & Electric Co.             9,506   9,506
Continental Corp.                      9,341   9,341
Premier Auto Trust                     9,273   9,273
LASMO (USA) Inc.                       8,962   8,962
Canadian Imperial Bank                 8,855   8,855
Philadelphia Electric Co.              8,813   8,813
Money Store                            8,676   8,676
Fund America Investors Corp.           8,613   8,613
ITT Financial Corporation              8,472   8,472
Standard Credit Card                   8,022   8,022
Transamerica Finance Corp.             8,000   8,000
Ultramar Credit                        7,985   7,985
Bankers Trust - NY                     7,969   7,969
Days Inns Mortgage Trust               7,931   7,353
Telecommunications Inc.                7,868   7,868
RJR Nabisco Inc.                       7,725   7,725
Residential Funding Corp.              7,623   7,623
Aircraft Lease Portfolio               7,510   7,510
Norwest Financial Inc.                 7,477   7,477
Long Island Lighting                   7,411   7,411
Utilicorp United Inc.                  7,379   7,379
Mortgage Capital Funding               7,292   7,292
Manufactured Housing                   7,115   7,115
Signet Credit Card Trust               7,083   7,083
Chase Manhattan Credit Card            6,989   6,989
Chemical Banking Corp.                 6,798   6,798
National Re Holding                    6,470   6,470
237 Park Avenue Associates             6,381   6,121
Hong Kong Shanghi III                  6,340   6,340
Boeing Company                         6,278   6,278
Texas Utilities Electric Co.           6,271   6,271
WSGP International Diversified Funding 6,018   6,018
Corestates Capital                     5,994   5,994
Occidental Petroleum                   5,983   5,983
Oxford Acceptance Corp.                5,796   5,796
ERP Operating Ltd. Partnership         5,790   5,790
Discover Card Trust                    5,724   5,724
Daimler-Benz Vehicle Trust             5,703   5,703
Time Warner Entertainment              5,648   5,648
Norwest Corporation                    5,570   5,570
Fical Home Equity                      5,397   5,397
MBIA, Inc.                             5,360   5,360
American Airline                       5,351   5,351
Ford Credit Grantor Trust              5,337   5,337
Ford Motor Co.                         5,311   5,311
Sears Mortgage Securities Corp.        5,286   5,286
Fleet Finance Home Equity Trust        5,262   5,262
Coast Savings & Loan Association       5,256   5,256
USGI Inc.                              5,224   5,224
Banc One Columbus                      5,145   5,145
J.P. Morgan & Company                  5,045   5,045
Standard Credit Card Trust             5,036   5,036
Travelers Inc.                         5,026   5,026
Colonial Credit Card Trust             5,009   5,009
Wells Fargo & Company                  5,005   5,005
GATX Capital Corp.                     5,000   5,000
Bristol Oaks L.P.                      5,000   5,000
Shearson Lehman Bros. Holding          5,000   5,000
Chevy Chase Master Card Trust          4,997   4,997
Los Angeles County Pension
    Obligation                         4,989   4,989
Budget Fleet Finance Corp.             4,963   4,963
Comerica                               4,922   4,922
Finance Authority of Maine             4,903   4,903
NationsBank Corporation                4,855   4,855
Phillip Morris                         4,850   4,850
Mississippi Power & Light Company      4,847   4,847
General Motors Acceptance Corp.        4,837   4,837
Prudential Securities Secured
    Fin. Ln.                           4,776   4,776
NP Funding II LP                       4,746   4,746
First Union Corp.                      4,744   4,744
CFI Timeshare Certificates             4,725   4,725
Golden West Financial Corp.            4,722   4,722
Morgan Stanley Group Inc.              4,713   4,713
Prime Finance Corporation              4,703   4,703
Coca Cola Enterprises Inc.             4,689   4,689
Southern Union Corp.                   4,685   4,685

               SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)

                                     CARRYING  FAIR
ISSUER                                VALUE   VALUE
- ------                               ------- -------
FIXED MATURITIES (CONTINUED)
Ford Motor Credit Co.                $ 4,647 $ 4,647
Merrill Lynch & Co. Inc.               4,631   4,631
Central Power & Light Co. FL           4,622   4,622
National City Corp.                    4,601   4,601
Money Store Inc. (The)                 4,566   4,566
Cleveland Electric Illumination        4,538   4,538
May Department Stores Co.              4,470   4,470
Commonwealth Edison Co.                4,435   4,435
Diamond Shamrock                       4,421   4,421
Greenwich Capital Acceptance           4,390   4,390
Lockheed Corporation                   4,357   4,357
NationsBank Credit Card Master
    Trust                              4,297   4,297
Public Service Enterprise              4,265   4,265
British Columbia Hydro & Power         4,185   4,185
Public Service Electric & Gas Company  4,168   4,168
First Chicago Corp.                    4,140   4,140
Time Warner Inc.                       4,105   4,105
Ontario, Province of Canada            4,030   4,030
Capital Home Equity Loan Trust         4,001   4,001
Bank Nova Scotia                       4,000   4,000
Pacific Bell                           3,995   3,995
Commercial Credit Group Inc.           3,958   3,958
B P America                            3,956   3,956
General Electric Capital Corp.         3,889   3,889
Fleet/Norstar Financial Group          3,858   3,858
J C Penney Inc.                        3,832   3,832
Shawmut National Corp.                 3,778   3,778
First Bank N.A.                        3,744   3,744
UFSB Trust                             3,726   3,726
Service Corp International             3,709   3,709
G E Capital Mortgage Services          3,694   3,694
Weyerhauser Co                         3,676   3,676
Guardian Savings & Loan Assn           3,646   3,646
Secured Investors Structured Trust     3,640   3,640

COLLATERAL LOANS
CFSB Corporation                      29,306  29,306
James M. Fail                         20,159  20,159
Victor Sayyah                          6,001   6,001

EQUITIES
Sears Roebuck & Company                3,532   3,532

LIMITED PARTNERSHIPS
GSSW (real estate)                    21,100  21,100
Hicks Muse/Trident                     8,893   8,893

MORTGAGE LOANS
Ballard Texas Properties               8,664   7,120
Koger Properties Inc.                  7,570   7,491
Bent Tree Tower                        6,932   5,371
Citizens First National                6,894   6,414
Hamilton Partners                      6,352   6,300
West Houston Hotel                     5,110   5,110
Farb Investments                       5,022   4,153
Central & South West                   4,898   4,651

REAL ESTATE
Quail Creek, Arizona
(residential development)              6,805   6,805

SHORT TERM INVESTMENTS
State Street STIF                     29,066  29,066
Bank of Louisville                    24,365  24,365
Champion International Corp.           4,998   4,998
American Brands Inc.                   4,158   4,158
Kerr McGee Corporation                 3,999   3,999


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
                                                ======       ======     ======


  Amounts due from reinsurers at December 31, 1993, included $334,633,000 due from ERC relative to certain annuity business which ERC had retroceded to CFLIC. The Company terminated the reinsurance arrangements with CFLIC during 1994 and reduced amounts due from ERC to $188,756,000 at December 31, 1994 (see
Note 4).


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

                         SOUTHWESTERN LIFE CORPORATION
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                             STATEMENTS OF EARNINGS
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                                              1994          1993          1992
                                                                          ------------  ------------  ------------
Income:
  Investment income.......................................................  $     10,873  $      4,096  $      1,400
  Income from subsidiaries and equity investees:
    Dividends...........................................................        47,815        43,681        22,842
    Interest income.....................................................           491         7,347        37,221
    Administrative services.............................................        39,964       106,589       170,165
  Realized investment losses............................................        (6,829)       (6,024)          (46)
  Gain on sale of investment in Bankers Life
   Holding Corporation..................................................                     297,041
  Other income..........................................................        (4,350)        2,722         1,628
                                                                          ------------   -----------   -----------
                                                                                87,964       455,452       233,210
                                                                          ------------   -----------   -----------
Expenses:
  Administrative and general expenses:
    Subsidiaries and related parties....................................        39,964       106,589       170,165
    Other                                                                       10,582        26,403        10,166
  Interest:
    Subsidiaries........................................................         3,409         4,554         6,859
    Other...............................................................        48,251        60,135        76,680
                                                                          ------------   -----------   -----------
                                                                               102,206       197,681       263,870
                                                                          ------------   -----------   -----------
    Operating earnings (loss) before provision for federal
     income taxes and equity in undistributed earnings
     (loss) of subsidiaries and equity investees........................       (14,242)      257,771       (30,660)
Income tax expense (credit)                                                      3,802        68,632       (47,234)
                                                                          ------------   -----------   -----------
    Operating earnings (loss) before equity in undistributed
     earnings (loss) of subsidiaries and equity investees...............       (18,044)      189,139        16,574
Equity in undistributed earnings (loss) of subsidiaries
 and equity investees...................................................      (319,396)       22,785        34,281
                                                                          ------------   -----------   -----------
    Operating earnings (loss)...........................................      (337,440)      211,924        50,855
Cumulative effect of changes in accounting methods......................                      (6,734)
Extraordinary gains (loss), net of tax effect...........................                      (1,919)       (4,342)
                                                                          ------------   -----------   -----------
    Net Earnings (loss).................................................      (337,440)      203,271        46,513
Less dividends on preferred stock.......................................       (13,658)      (28,784)      (30,800)
                                                                          ------------   -----------   -----------
    Net earnings (loss) applicable to common stock......................  $   (351,098) $    174,487  $     15,713
                                                                          ============   ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                         SOUTHWESTERN LIFE CORPORATION
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In Thousands)


                                                                              1994          1993          1992
                                                                          ------------  ------------  ------------
Cash flows from operating activities:
  Operating earnings (loss).............................................  $   (337,440) $    211,924  $     50,855
  Items not requiring (providing) cash:
    Equity in undistributed (earnings) losses of subsidiaries
     and related party..................................................       319,396       (22,785)      (34,281)
    Increase (decrease) in accrued expenses and other liabilities.......        (5,585)       18,025        (4,625)
    Change in deferred tax asset........................................        12,180        48,513       (49,121)
    Gain on sale of investment in Bankers Life Holding Corporation......                    (297,041)
    Other, net..........................................................        13,844         7,727       (11,754)
                                                                          ------------  ------------  ------------
      Net cash used by operating activities.............................         2,395      (33,637)      (48,926)
                                                                          ------------  ------------  ------------
Cash flows from investing activities:
  Payments received on notes receivable, subsidiaries...................                     147,267       359,500
  Sale of investment in Bankers Life Holding Corporation................                     287,639
  Purchase of long-term investments.....................................          (615)      (78,160)
  Sales of long-term investments........................................        11,475
  Purchase of investments from subsidiaries.............................                     (34,457)      (91,796)
  Capital contributions to subsidiaries.................................        (8,385)
  Additional investment in Consolidated Fidelity Life Insurance Company
   preferred stock, net of cash recovered...............................       (15,652)
  Other, net............................................................                        (500)      (11,626)
                                                                          ------------  ------------  ------------
    Net cash provided by investing activities...........................       (13,177)       321,789       256,078
                                                                          ------------  ------------  ------------
  Cash flows from financing activities:
  Proceeds of notes payable, unaffiliated...............................                                     6,200
  Principal repayment on notes payable, unaffiliated....................        (8,569)      (41,567)     (165,132)
  Principal repayment on notes payable, subsidiaries....................       (11,522)       (7,334)      (32,549)
  Repurchases of subordinated debt......................................       (10,081)      (89,439)       (1,694)
  Redemption of preferred stock.........................................                    (100,000)
  Purchase of treasury shares...........................................          (500)         (933)
  Dividends on preferred shares.........................................       (13,658)      (28,784)      (30,800)
                                                                          ------------  ------------  ------------
    Net cash used by financing activities...............................       (44,330)     (268,057)     (223,975)
                                                                          ------------  ------------  ------------
Net increase (decrease) in cash and short-term investments..............       (55,112)       20,095       (16,823)
Cash and short-term investments at beginning of year....................        71,845        51,750        68,573
                                                                          ------------  ------------  ------------
Cash and short-term investments at end of year..........................  $     16,733  $     71,845  $     51,750
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
                                                                                          ===========  ===========

- ------------------------
(a) The principal amount of these notes held by subsidiaries at December 31, 1994 and 1993 was $21,500,000 and $34,058,000, respectively.

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

                                                                   SCHEDULE III

                 SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                       FUTURE                                                                AMORTIZATION
                         DEFERRED      POLICY                                                                OF DEFERRED
                          POLICY      BENEFITS                                                                  POLICY
                        ACQUISITION     AND                                                                  ACQUISITION
                         COSTS AND   UNIVERSAL                            PREMIUM                             COSTS AND
                          PRESENT     LIFE AND                 CLAIMS    INCOME AND      NET      BENEFITS,    PRESENT
                         VALUE OF    INVESTMENT                  AND       OTHER     INVESTMENT    CLAIMS      VALUE OF
                         ACQUIRED     PRODUCT     UNEARNED    BENEFITS   CONSIDER-    AND OTHER      AND       ACQUIRED
       SEGMENT           BUSINESS    LIABILITIES  PREMIUMS     PAYABLE     ATIONS      INCOME      LOSSES      BUSINESS
- ----------------------  -----------  ----------  -----------  ---------  ----------  -----------  ---------  ------------
Year ended December
 31, 1994:
  Individual life.....   $ 170,402   $1,611,139               $   9,744   $ 109,116  $  126,471   $  138,185   $   20,413
  Individual health...      69,158       49,579   $  36,090      63,266     215,817      17,458      145,929       30,542
  Group and other.....                   22,651         273      31,299      93,067      15,106       63,865
  Accumulation
   products...........      38,197      761,925                     147          20      32,560       30,005       11,144
  Corporate...........                                                                   16,769
                         ---------   ----------   ---------   ---------  ----------   ---------   ----------   ----------
                         $ 277,757   $2,445,294   $  36,363   $ 104,456  $  418,020   $ 208,364   $  377,984   $   62,099
                         =========   ==========   =========   =========  ==========   =========   ==========   ==========
Year ended December
 31, 1993:
  Individual life.....   $ 140,459   $1,610,277               $   8,110  $  118,049   $ 147,579   $  141,345   $   16,728
  Individual health...      68,854       46,933   $  35,236      64,274     220,266      11,275      137,113       32,172
  Group and other.....                   24,403         176      34,165     136,486      15,651       99,509
  Accumulation
   products...........       9,917      787,911                     214         225      52,420       50,365
  Corporate...........                                                                  345,618
                         ---------   ----------   ---------   ---------  ----------   ---------   ----------   ----------
                         $ 219,230   $2,469,524   $  35,412   $ 106,763  $  475,026   $ 572,543   $  428,332  $    48,900
                         =========   ==========   =========   =========  ==========   =========   ==========   ==========
Year ended December
 31, 1992:
  Individual life.....   $ 170,041   $1,670,703               $   6,760  $  191,555   $ 157,106    $ 238,100  $    30,646
  Individual health...      69,657       42,574   $  33,346      63,086     859,094      54,789      583,487      101,267
  Group and other.....                   26,875         103      19,369     337,406      20,531      287,872
  Accumulation
   products...........       2,972      744,288                      30         724     120,586       95,986        1,544
  Corporate...........                                                                  117,584
                         ---------   ----------   ---------   ---------  ----------   ---------   ----------   ----------
                         $ 242,670   $2,484,440   $  33,449   $  89,245  $1,388,779   $ 470,596   $1,205,445  $   133,457
                         =========   ==========   =========   =========  ==========   =========   ==========   ==========


                           OTHER
                         OPERATING
       SEGMENT             COSTS
- ----------------------  -----------
Year ended December
 31, 1994:
  Individual life.....   $  45,742
  Individual health...      41,024
  Group and other.....      50,045
  Accumulation
   products...........       4,523
  Corporate...........      11,264
                         ---------
                         $ 152,598
                         =========
Year ended December
 31, 1993:
  Individual life.....   $  62,410
  Individual health...      41,220
  Group and other.....      65,520
  Accumulation
   products...........       8,985
  Corporate...........      45,653
                         ---------
                         $ 223,788
                         =========
Year ended December
 31, 1992:
  Individual life.....   $  37,451
  Individual health...     162,601
  Group and other.....      64,944
  Accumulation
   products...........      23,362
  Corporate...........      41,486
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
                                                    ===========   ============     ============    ==============

- ------------------------------
(A) Excludes face amount of life insurance in force ceded to other unaffiliated companies under financial reinsurance agreements with unaffiliated insurers generally in return for fees, as follows (in thousands):

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

                                                                   SCHEDULE V

                 SOUTHWESTERN LIFE CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                                             ADDITIONS
                                                   BALANCE AT   ------------------------------------
                                                    BEGINNING   CHARGED TO COSTS   CHARGED TO OTHER                 BALANCE AT
                   DESCRIPTION                      OF PERIOD     AND EXPENSES         ACCOUNTS       DEDUCTIONS   END OF PERIOD
- -------------------------------------------------  -----------  -----------------  -----------------  -----------  -------------
Year ended December 31, 1994:
  Allowance for mortgage loan losses.............   $   1,043       $   3,000                          $       7(B)   $   4,036
  Allowance for losses on real estate............      17,615           3,800                              1,780(B)      19,635
  Allowance for doubtful accounts................       2,863              99          $     305(E)        1,380(C)       1,887
  Accumulated depreciation on property
   and equipment.................................      35,094           3,553                              3,302(B)      35,345
  Allowance for losses on property
   and equipment.................................       8,000                                                             8,000
  Amortization of excess cost of investments
   in subsidiaries over net assets acquired......      78,120          16,421                                           305,224
                                                                      210,683(F)
  Accumulated depreciation on real estate........       9,363           1,378                                458(B)      10,283
                                                   -----------       --------            -------      -----------  -------------
                                                    $ 152,098       $ 238,934          $     305       $   6,927      $ 384,410
                                                   ===========      =========            =======      ===========  =============
Year ended December 31, 1993:
  Allowance for mortgage loan losses.............   $   1,450                                          $     407(B)   $   1,043
  Allowance for losses on real estate............      14,557       $   4,500                              1,442(B)      17,615
  Allowance for doubtful accounts................       3,163             104                                404(C)       2,863
  Accumulated depreciation on property
   and equipment.................................      23,439           7,390          $   4,639 (A)         374(B)      35,094
  Allowance for losses on property and
   equipment.....................................       8,000                                                             8,000
  Amortization of excess cost of investments in
   subsidiaries over net assets acquired.........      68,340           9,591                189 (A)                     78,120
  Accumulated depreciation on real estate........       9,922           1,430             (1,367)(A)         622(B)       9,363
                                                   -----------       --------            -------      -----------  -------------
                                                    $ 128,871       $  23,015          $   3,461       $   3,249      $ 152,098
                                                   ===========      =========            =======      ===========  =============
Year ended December 31, 1992:
  Allowance for mortgage loan losses.............   $   2,318       $     407                          $   1,275(A)   $   1,450
  Allowance for losses on real estate............      13,778           2,312          $      45 (A)       1,578(B)      14,557
  Allowance for doubtful accounts................       3,158             422                                244(C)       3,163
                                                                                                             173(D)
  Allowance for other invested assets............      18,392                                             18,392(C)          --
  Accumulated depreciation on property and
   equipment.....................................      43,594           8,356                              5,371(B)      23,439
                                                                                                          23,140(D)
  Allowance for losses on property and
   equipment.....................................                       8,000                                             8,000
  Amortization of excess cost of investments in
   subsidiaries over net assets acquired.........      71,798          10,981                             14,439(D)      68,340
  Accumulated depreciation on real estate........       9,215           1,370                                492(B)       9,922
                                                                                                             171(D)
                                                   -----------       --------            -------      -----------  -------------
                                                    $ 162,253       $  31,848          $      45       $  65,275      $ 128,871
                                                   ===========      =========            =======      ===========  =============

- ------------------------------
(A)  Miscellaneous reclassification.

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

                                  Southwestern Life Corporation



                                  By: /s/ Glenn H. Gettier, Jr.
                                     ----------------------------
                                      Glenn H. Gettier, Jr.
                                      CHAIRMAN OF THE BOARD AND
                                      CHIEF EXECUTIVE OFFICER


                                  By: /s/ John T. Hull
                                     ----------------------------
                                      John T. Hull
                                      EXECUTIVE VICE PRESIDENT,
                                      TREASURER AND CHIEF
                                      FINANCIAL OFFICER


                                   Date: April 5, 1995

                              INDEX TO EXHIBITS

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
- ------                         -----------                                                    ----------
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

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
- ------                         -----------                                                    ----------
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

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
- ------                         -----------                                                    ----------
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

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
- ------                         -----------                                                    ----------
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

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
- ------                         -----------                                                    ----------

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

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
- ------                         -----------                                                    ----------

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

 10.35    Schedule of Omitted Documents.......................................................

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
- ------                         -----------                                                    ----------

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

EXHIBIT                                                                                       SEQUENTIAL
  NO.                          DESCRIPTION                                                      PAGE NO.
- ------                         -----------                                                    ----------

 18.1     Letter dated March 30, 1995 from Coopers & Lybrand L.L.P.
          regarding change in accounting principles .........................................

 21.1     List of Subsidiaries of Registrant.................................................

 23.1**   Consent of Coopers & Lybrand L.L.P. ...............................................

 27       Financial Data Schedule............................................................

 * MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED PURSUANT TO ITEM 14(C) OF THIS ANNUAL REPORT.
** FILED WITH THIS FORM 10-K/A AMENDMENT NO. 1 TO REGISTRANT'S ANNUAL REPORT
   ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994.

   Unless otherwise noted, all other exhibits were filed with Registrant's original Form 10-K filing