Form 10-Q
period 1995-03-31
SOUTHWESTERN LIFE CORP
filed 1995-05-15
CIK 49588

==============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1995

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________________ to _______________________

                         Commission File Number 1-7697
                         Southwestern Life Corporation
            (Exact name of registrant as specified in its charter)
                Delaware                              43-6069928
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)

         500 North Akard Street
             Dallas, Texas                              75201
  (Address of principal executive                     (Zip code)
               offices)
                                (214) 954-7111
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]    No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class and Title of                     Shares Outstanding
             Capital Stock                       as of May 12, 1995
     Common Stock, $1.00 Par Value                    47,205,200


                    Index to Exhibits appears on page 23.

                       This filing contains 87 pages.

==============================================================================

                         SOUTHWESTERN LIFE CORPORATION
                                   FORM 10-Q
                                     INDEX


                                                                  Page(s)
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets at March 31, 1995 and
         December 31, 1994  . . . . . . . . . . . . . . . . . .     3

      Consolidated Statements of Earnings (Loss) for the
         Three Months Ended March 31, 1995 and 1994 . . . . . .     4

      Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1995 and 1994 . . . . . . . . .     5

      Notes to Consolidated Financial Statements. . . . . . . .     6

   Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . .    11

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .    20

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .    21

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . .    23

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         SOUTHWESTERN LIFE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                                    ASSETS                       March 31,     December 31,
Investments:                                                                       1995           1994
  Fixed maturities:                                                            -------------  -------------
    Available for sale at fair value  . . . . . . . . . . . . . . . . . . . .  $   1,579,244  $   1,638,867
    Held to maturity at amortized cost  . . . . . . . . . . . . . . . . . . .         15,555         15,915
  Equity securities, at fair value  . . . . . . . . . . . . . . . . . . . . .         10,737         10,812
  Mortgage loans on real estate, at amortized cost  . . . . . . . . . . . . .        122,941        127,047
  Real estate, at lower of cost or fair value   . . . . . . . . . . . . . . .         56,690         57,068
  Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        174,275        172,108
  Collateral loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         52,870         55,466
  Investments in limited partnerships   . . . . . . . . . . . . . . . . . . .         33,717         42,027
  Cash and short-term investments   . . . . . . . . . . . . . . . . . . . . .        350,905        229,522
  Other invested assets   . . . . . . . . . . . . . . . . . . . . . . . . . .         29,297          9,666
                                                                               -------------  -------------
    Total investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,426,231      2,358,498
Due from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        230,947        236,272
Notes and accounts receivable and uncollected premiums  . . . . . . . . . . .          7,984          6,978
Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . .         30,443         31,825
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .        199,843        208,952
Present value of future profits of acquired business  . . . . . . . . . . . .         67,189         68,805
Deferred income tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .         69,294         84,862
Excess cost of investments in subsidiaries over net assets acquired,
  net of accumulated amortization   . . . . . . . . . . . . . . . . . . . . .         79,868         80,500
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,795         70,032
                                                                               -------------  -------------
                                                                               $   3,174,594  $   3,146,724
                                                                               =============  =============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance liabilities:
  Future policy benefits and other policy liabilities   . . . . . . . . . . .  $     888,923  $     894,100
  Universal life and investment contract liabilities  . . . . . . . . . . . .      1,690,685      1,692,013
Notes payable:
  Due within one year   . . . . . . . . . . . . . . . . . . . . . . . . . . .         59,802         59,802
  Due after one year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        309,592        309,592
Federal income taxes currently payable  . . . . . . . . . . . . . . . . . . .         42,609         39,628
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        121,153        116,251
                                                                                ------------  -------------
                                                                                   3,112,764      3,111,386
Commitments and contingencies                                                   ------------  -------------
Stockholders' equity:
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        199,997        199,997
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         48,983         48,983
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .        126,583        126,583
  Net unrealized investment losses, net of deferred income taxes  . . . . . .        (26,751)       (55,359)
  Deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (281,580)      (279,265)
                                                                               -------------  -------------
                                                                                      67,232         40,939
  Notes receivable collateralized by common stock   . . . . . . . . . . . . .         (1,353)        (1,795)
  Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . . . . .         (4,049)        (3,806)
                                                                               -------------  -------------
                                                                                      61,830         35,338
                                                                               -------------  -------------
                                                                               $   3,174,594  $   3,146,724
                                                                               =============  =============

   The accompanying notes are an integral part of the financial statements.

                         SOUTHWESTERN LIFE CORPORATION
                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               ----------------------------
                                                                                   1995            1994
                                                                               -------------  -------------
Income:
  Premium income and other considerations   . . . . . . . . . . . . . . . . .  $      94,121  $     116,574
  Net investment income   . . . . . . . . . . . . . . . . . . . . . . . . . .         72,424         30,007
  Realized investment gains (losses)  . . . . . . . . . . . . . . . . . . . .          2,007        (45,774)
  Equity in earnings of limited partnerships  . . . . . . . . . . . . . . . .            594            412
  Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,378          2,499
                                                                               -------------  -------------
                                                                                     171,524        103,718
                                                                               -------------  -------------
Benefits, expenses and costs:
  Policyholder benefits   . . . . . . . . . . . . . . . . . . . . . . . . . .        118,097         90,685
  Amortization of deferred policy acquisition costs and present value
    of future profits   . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,978         12,293
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .         27,657         37,480
  Amortization of excess cost   . . . . . . . . . . . . . . . . . . . . . . .            632          2,398
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,375         12,445
                                                                               -------------  -------------
                                                                                     172,739        155,301
                                                                               -------------  -------------

Operating loss before income taxes  . . . . . . . . . . . . . . . . . . . . .         (1,215)       (51,583)
Income tax expense (credit) . . . . . . . . . . . . . . . . . . . . . . . . .          1,100        (12,214)
                                                                               -------------  -------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,315)       (39,369)
Less dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . .                        (4,325)
                                                                               -------------  -------------
Net loss applicable to common stock . . . . . . . . . . . . . . . . . . . . .  $      (2,315) $     (43,694)
                                                                               =============  =============
Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . .  $  47,212,511  $  47,878,690
                                                                               =============  =============
Net loss per common share . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (.12) $        (.91)
                                                                               =============  =============

   The accompanying notes are an integral part of the financial statements.

                         SOUTHWESTERN LIFE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1995 and 1994
                                (In Thousands)
                                  (Unaudited)

                                                                                   1995           1994
                                                                               -------------  -------------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (2,315) $     (39,369)
  Items not requiring (providing) cash:
    Adjustments related to universal life and investment products:
      Interest credited to account balances   . . . . . . . . . . . . . . . .         45,333          4,502
      Charges for mortality and administration  . . . . . . . . . . . . . . .        (17,067)       (17,587)
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .          1,597          4,056
    Increase (decrease) in future policy benefits   . . . . . . . . . . . . .         (3,966)           483
    Decrease (increase) in deferred policy acquisition costs  . . . . . . . . .        1,290            (30)
    Increase (decrease) in currently payable income taxes   . . . . . . . . . .        2,981         (2,013)
    Deferred income tax expense (benefit)   . . . . . . . . . . . . . . . . . .          163        (12,536)
    Increase in policy liabilities, other policyholder funds, accounts
      payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . .       11,222         10,012
    Decrease (increase) in notes and accounts receivable and accrued
      investment income   . . . . . . . . . . . . . . . . . . . . . . . . . . .          818           (920)
    Realized investment (gains) losses  . . . . . . . . . . . . . . . . . . . .       (2,007)        45,774
    Equity in earnings of limited partnerships  . . . . . . . . . . . . . . . .         (594)          (412)
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39          6,509
                                                                               -------------  -------------
      Net cash provided (used) by operating activities  . . . . . . . . . . .         37,494         (1,531)
                                                                               -------------  -------------
Cash flows from investing activities:
  Sales and maturities of long-term invested assets   . . . . . . . . . . . .        236,335        283,667
  Purchases of fixed maturities   . . . . . . . . . . . . . . . . . . . . . .       (107,900)      (284,376)
  Purchases of other long-term invested assets  . . . . . . . . . . . . . . .        (22,147)       (47,519)
                                                                               -------------  -------------
      Net cash provided (used) by investing activities  . . . . . . . . . . .        106,288        (48,228)
                                                                               -------------  -------------
Cash flows from financing activities:
  Policyholder contract deposits  . . . . . . . . . . . . . . . . . . . . . .         43,524         42,374
  Policyholder contract withdrawals   . . . . . . . . . . . . . . . . . . . .        (65,680)       (48,851)
  Principal payment on notes payable  . . . . . . . . . . . . . . . . . . . .                          (204)
  Purchase of common stock for treasury   . . . . . . . . . . . . . . . . . .           (243)          (500)
  Dividends on preferred shares   . . . . . . . . . . . . . . . . . . . . . .                        (4,325)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (4,275)
                                                                               -------------  -------------
    Net cash used by financing activities . . . . . . . . . . . . . . . . . .        (22,399)       (15,781)
                                                                               -------------  -------------
Net increase (decrease) in cash and short-term investments  . . . . . . . . .        121,383        (65,540)
Cash and short-term investments at beginning of period  . . . . . . . . . . .        229,522        366,922
                                                                               -------------  -------------
Cash and short-term investments at end of period  . . . . . . . . . . . . . .  $     350,905  $     301,382
                                                                               =============  =============

   The accompanying notes are an integral part of the financial statements.

                         SOUTHWESTERN LIFE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Significant Accounting Policies:

      The financial information included herein was prepared in conformity with generally accepted accounting principles, and such principles were applied on a basis consistent with those reflected in the 1994 Annual Report to Stockholders of Southwestern Life Corporation (the Company or SLC).

      The information furnished includes all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

      The disclosures in the notes presume that the users of the interim financial information have read or have access to the audited financial statements included in the 1994 Annual Report to Stockholders.

      Earnings per share are computed by dividing earnings, less preferred dividend requirements, by the weighted average number of common shares outstanding. On January 27, 1995, the Company's Board of Directors authorized the suspension of the payment of dividends on the Company's Series 1986-A Preferred Stock until reinstated by action of the Board. The dividends on such preferred stock are cumulative and at March 31, 1995, preferred dividends in arrears aggregated $3.5 million, or $0.4375 per share of preferred stock outstanding. Although neither declared nor paid during the three months ended March 31, 1995, such preferred dividends have been taken into consideration in the calculation of earnings (loss) per common share.

      Previously reported amounts for 1994 have, in some instances, been reclassified to conform to the 1995 presentation.

2. Acquisitions and Dispositions:

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

      On March 24, 1995, the Company entered into a letter of intent to sell to an unaffiliated third party its indirect wholly-owned subsidiary, Constitution Life Insurance Company (Constitution), for $1.86 million cash plus Constitution's adjusted capital and surplus. The transaction is subject to, among other conditions, completion of a definitive agreement and receipt of regulatory approvals. Also as a condition to consummation of the transaction, Constitution will be required to reinsure 100% of its insurance contracts to another insurer.

      On March 29, 1995, the Company entered into a letter of intent to sell its wholly-owned subsidiary, Philadelphia American Life Insurance Company (PALICO) to an unaffiliated third party, in which certain of the current executive officers of PALICO are expected to hold a minority interest, for $21.0 million plus interest on such amount accruing at the rate of 7% per annum from December 31, 1994 to and including the date of closing. The consideration will consist of cash and the distribution of certain assets from PALICO prior to closing. The transaction is subject to, among other conditions, completion of a definitive agreement and receipt of regulatory approvals.

      On April 19, 1995, the Company entered into a definitive agreement to sell to an unaffiliated third party its indirect wholly-owned subsidiary, Bankers Life Insurance Company of New York (Bankers New York), for $35.0 million cash plus interest on such amount accruing at the rate of 5% per annum from December 31, 1994 to and including the date of closing. The transaction is subject to, among other things, receipt of required regulatory approvals.

                        SOUTHWESTERN LIFE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


3. Notes Payable:

      At March 31, 1995, the Company had notes payable due within one year of $59,802,000. Notes payable at March 31, 1995 and December 31, 1994, are summarized as follows:

                                                        1995      1994
                                                     --------- ---------
                                                       (In Thousands)
      11 1/4% Senior Subordinated Notes due 1996     $ 256,101 $ 256,101
      11 1/4% Senior Subordinated Notes due 2003        91,161    91,161
      9 1/2% unsecured note payable due 1996  . .       21,900    21,900
      Other . . . . . . . . . . . . . . . . . . .          232       232
                                                     --------- ---------
                                                     $ 369,394 $ 369,394
                                                     ========= =========

     At March 31, 1995, the Company held $22,399,000 principal amount of the 11 1/4% Senior Subordinated Notes due 1996 (Old Notes) which, at the Company's option, can be used to partially satisfy its $100,000,000 sinking fund obligation relative to such notes due December 1, 1995. In addition, an SLC subsidiary holds an additional $21,500,000 principal amount of Old Notes. Regulatory approval will be required to transfer these Old Notes to SLC in the form of a dividend. In determining the amount of notes payable due within one year as reflected in the consolidated balance sheet at March 31, 1995, it has been assumed that the aggregate $43,899,000 principal amount of the Old Notes held by SLC and its subsidiary will be available for sinking fund purposes and that the sinking fund requirement in 1995 after application of such Old Notes by the Company will total $56,101,000. At its option, the Company may alternatively determine to use sinking fund provisions in 1995 to retire up to $100,000,000 principal amount of the Old Notes at their par value.

      Due to the dividend restrictions imposed by state insurance regulatory authorities at the subsidiary level, the Company's ability to meet its debt obligations of $59,802,000 in 1995 and $218,306,000 in 1996 is dependent on being able (i) to effect a restructuring or refinancing of certain significant debt obligations or (ii) to sell certain assets to generate cash proceeds sufficient to meet such debt obligations or (iii) to obtain sufficient cash from another source, such as an equity investor or an institutional lender. Such restructuring or recapitalization may require regulatory, creditor or stockholder approvals and would likely result in a substantial dilution of existing stockholders, especially common stockholders, and could possibly result in a change in control of the Company. Based on current conditions and circumstances, management intends and believes the Company has the ability to effect the actions necessary to generate sufficient cash proceeds to meet its debt obligations through December 1995.

      At March 31, 1995, the Company had notes receivable totaling $27,000,000 from an unaffiliated third party, which is secured by the Company's note payable with a carrying value of $21,195,000. The Company has the right to set off its obligation against the notes receivable. In the accompanying balance sheets, the Company's notes receivable have been reflected net of amounts due under the note payable.

                         SOUTHWESTERN LIFE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


4. Federal Income Taxes:

      The provision (credit) for income taxes on operating earnings (loss) consists of the following components:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         1995      1994
                                                       --------  --------
                                                         (In Thousands)
      Current tax expense . . . . . . . . . . . . . .  $    937  $    322
      Deferred tax expense (credit) . . . . . . . . .       163   (12,536)
                                                       --------  --------
                                                       $  1,100  $(12,214)
                                                       ========  ========

      A reconciliation of the income tax provisions based on the prevailing corporate income tax rate of 35% to the provisions reflected in the consolidated financial statements is as follows:

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                                1995        1994
                                                                             ----------  ----------
                                                                                 (In Thousands)
         Computed expected income tax expense (credit) at statutory
           regular tax rate . . . . . . . . . . . . . . . . . . . . . . . .  $     (425) $  (18,054)
         Amortization of excess cost  . . . . . . . . . . . . . . . . . . .         221         839
         Increase in deferred income tax asset valuation allowance  . . . .       1,351       1,750
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (47)      3,251
                                                                             ----------  ----------
             Income tax expense (credit)  . . . . . . . . . . . . . . . . .  $    1,100  $  (12,214)
                                                                             ==========  ==========

      Management has periodically assessed the ability of the Company's insurance subsidiaries to produce taxable income in future periods sufficient to fully utilize their operating book/tax temporary differences and tax loss carryforwards. These assessments have included actuarial projections under alternative scenarios of future profits on the existing insurance in force of the Company's insurance subsidiaries, including provisions for adverse deviation and assumptions regarding new business, adjusted to reflect the Company's anticipated debt service costs. Valuation allowances totaling $42,816,000 and $41,465,000 were provided against the Company's deferred tax assets at March 31, 1995 and December 31, 1994, respectively, to reflect the uncertainties of realizing all of the benefits of temporary differences and available tax loss carryforwards.

      Included in the deferred income tax asset at March 31, 1995 and December 31, 1994 are tax effects totaling $14,404,000 and $29,809,000, respectively, associated with unrealized investment losses included in stockholders' equity. Substantially all of such unrealized investment losses are attributable to the Company's insurance subsidiaries' available for sale fixed maturity securities.

5. Commitments, Litigation and Contingent Liabilities:

      The Company and its subsidiaries have been under examination by the Internal Revenue Service (IRS) for the tax years 1986 through 1992. In 1994, the IRS issued Notices of Proposed Deficiencies in the amount of $127.7 million to the Company's insurance subsidiaries for the tax years 1986 through 1989, which included the disallowance of interest expense on the surplus debentures issued by the Company's insurance subsidiaries. The issue involved approximately $444 million of interest deductions claimed by certain of the Company's subsidiaries during the periods under examination and, if disallowed as deductions, would have resulted in substantial additional tax and interest.

                       SOUTHWESTERN LIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


5. Commitments, Litigation and Contingent Liabilities (continued):

However, the Company protested this issue and, in 1995, reached a tentative settlement for the tax years 1986 through 1989 which will allow a full deduction for interest expense on surplus debentures. The tentative settlement is subject to final approval by the congressional Joint Committee on Taxation. Management believes that, based upon the tentative settlement and the indemnification received from the seller relative to certain former and presently owned subsidiaries, the ultimate liability for taxes and interest for these years will not exceed amounts recorded in the Company's financial statements.

      The IRS has not completed its examination for the years 1990 through 1992 and therefore has not issued Notices of Proposed Deficiencies for those years. Further, based on the current status of the examination of 1990 through 1992, no issues have been brought to the attention of management that would result in a substantial liability for taxes and interest.

      Reference is hereby made to Item 1, "Legal Proceedings," of Part II of this Form 10-Q with respect to a discussion of certain outstanding litigation involving the Company and its subsidiaries.

      Various other lawsuits and claims are pending against the Company and its subsidiaries. Based in part upon the opinion of counsel as to the ultimate disposition of the above discussed and other matters, management believes that the liability, if any, will not be material.

6. Realized Investment Gains (Losses):

      Following is an analysis of the major components of gains (losses) on investments:

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          1995        1994
                                                       ----------  ----------
                                                           (In Thousands)
      Fixed maturity securities . . . . . . . . . . .  $       58  $    2,020
      Limited partnerships  . . . . . . . . . . . . .       1,806
      Collateralized mortgage obligations . . . . . .                 (46,448)
      Equity securities . . . . . . . . . . . . . . .          16      (1,224)
      Other . . . . . . . . . . . . . . . . . . . . .         127        (122)
                                                       ----------  ----------
                                                       $    2,007  $  (45,774)
                                                       ==========  ==========

      Collateralized mortgage obligation (CMO) writedowns in 1994 included $46,448,000 of other than temporary writedowns of derivative CMO investments in Fund America Investors Corporation II and the Secured Investors Secured Trust 1993-1. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report on Form 10-Q.

                        SOUTHWESTERN LIFE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


7. Other Operating Expenses:

      Following is a summary of the major items included in other operating expenses:

                                                       Three Months Ended
                                                            March 31,
                                                        -----------------
                                                          1995     1994
                                                        -------- --------
                                                         (In Thousands)
      Nondeferrable commissions . . . . . . . . . . .   $  6,056 $ 10,070
      General and administrative expenses . . . . . .     17,687   23,709
      Taxes, licenses and fees  . . . . . . . . . . .      3,914    3,701
                                                        -------- --------
                                                        $ 27,657 $ 37,480
                                                        ======== ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is an analysis of the financial condition of SLC and its consolidated subsidiaries and their results of operations. The consolidated financial statements and related notes and schedules included elsewhere in this Form 10-Q should be read in conjunction with this analysis.

Liquidity and Capital Resources of Operating Companies

      The primary sources of liquidity for SLC's insurance subsidiaries include operating cash flows and short-term investments. Exclusive of withdrawals by holders of guaranteed investment contracts ("GICs") as discussed below, the net cash provided by operating activities and by policyholder contract deposits, after the payment of policyholder contract withdrawals, benefits, and operating expenses, for the quarters ended
March 31, 1995 and 1994 totaled approximately $33.4 million and $19.9 million, respectively. SLC believes that its short-term investments are readily marketable and can be sold quickly for cash. Cash and short-term investments of SLC's subsidiaries totaled $289.8 million or 12% at March 31, 1995 and $212.8 million, or 9% of consolidated investments, at year-end 1994.

      The principal requirement for liquidity of SLC's insurance subsidiaries is their contractual obligations to policyholders, including policy loans, payments of benefits and claims, and general operating expenses.

      In each of 1992, 1993 and 1994 and in January 1995, the claims paying ratings assigned to certain of SLC's subsidiaries by various nationally recognized statistical ratings organizations were lowered. Prior to 1995 and except for withdrawals made by certain GIC holders, management believes SLC's subsidiaries had not experienced more than normal policy surrenders and withdrawals as a result of these ratings downgrades. In January 1995, SLC announced the indefinite suspension of dividends on its $1.75 Convertible Exchangeable Preferred Stock, Series 1986-A ("1986-A Preferred Stock"), and steps being contemplated by SLC's Board of Directors to strengthen the holding company's capital structure and reduce outstanding debt and fixed charges. Management believes that primarily as a result of these announcements, subsequent downgrades in credit and claim paying ratings, and the similarity between the holding company's name and that of its largest insurance subsidiary, Southwestern Life Insurance Company ("Southwestern Life"), surrender activity relative to the life insurance and annuity businesses of Southwestern Life and, to a lesser extent, the Company's other insurance subsidiaries has increased above comparable periods in 1994.

      The following table sets forth cash withdrawals of policyholder account balances and surrenders of traditional life insurance policies, including partial surrenders, net of applicable surrender charges and penalties, for the periods indicated:

                                                      Three Months Ended
                                                           March 31,
                                                      -----------------
                                                        1995     1994
                                                      -------- --------
                                                        (In Thousands)
      Individual life insurance:
        Retained business . . . . . . . . . . . . . . $ 22,025 $ 18,176
        Business to be divested (1) . . . . . . . . .    3,840    3,712
                                                      -------- --------
         Total  . . . . . . . . . . . . . . . . . . . $ 25,865 $ 21,888
                                                      ======== ========
      Accumulation products:
        Guaranteed investment contracts . . . . . . . $ 16,923 $ 28,086
        Annuities . . . . . . . . . . . . . . . . . .   28,915   13,981
                                                      -------- --------
         Total  . . . . . . . . . . . . . . . . . . . $ 45,838 $ 42,067
                                                      ======== ========

      ____________________
      (1) Represents business expected to be divested in connection with the proposed sales of Bankers New York, Integrity National and PALICO.

      In 1993, an SLC subsidiary specializing in the writing and issuance of GICs withdrew from the GIC marketplace. Subsequent to that time, the subsidiary offered to voluntarily terminate substantially all of its existing GIC business. Withdrawals in 1995 include $7.4 million in voluntary GIC terminations and $9.5 million in scheduled maturities which were not reinvested with the subsidiary. Withdrawals in 1994 represent scheduled maturities of GICs which were not reinvested with the subsidiary.

      Because of their available liquidity, SLC's insurance subsidiaries have not encountered any difficulty in meeting their obligations relative to these withdrawals and surrenders. SLC's subsidiaries maintain significant levels of cash and short-term investments and approximately two-thirds of their investment portfolios are comprised of readily marketable, investment-grade fixed maturity investments. In management's estimate, substantially all of the net surrender values of the Company's insurance policies in force at March 31, 1995, could be met through the liquidation of such investments, if required. Accordingly, management is confident that SLC's insurance subsidiaries have the capacity to meet all of their policyholder obligations as they become due.

      Certain of SLC's insurance subsidiaries have ceded blocks of insurance to unaffiliated reinsurers for enhancing their levels of surplus and other purposes. Statutory surplus provided by such treaties before tax effects totaled $53.1 million at March 31, 1995, compared with $57.8 million at December 31, 1994.

Liquidity and Capital Resources of Parent Company

      The primary sources of liquidity for SLC include dividends from both its insurance and non-insurance subsidiaries, and earnings on invested assets.

      SLC's principal needs for liquidity are debt service and, to a lesser extent, preferred dividend requirements. SLC's consolidated indebtedness totaled $369.4 million at March 31, 1995 and December 31, 1994. Substantially all indebtedness of SLC was incurred in connection with acquisitions of subsidiaries in periods prior to 1987, including collateralized senior debt and unsecured subordinated debt, a portion of which was exchanged for new debt in 1993.

      For the three months ended March 31, 1995, the pretax operating earnings of SLC and its subsidiaries were insufficient to cover SLC's debt service by approximately $1.7 million, and would have been insufficient to cover both SLC's debt service and preferred dividend requirements by approximately $7.1 million. As previously reported, on January 27, 1995, SLC's Board of Directors authorized the suspension of the payment of dividends on the Company's 1986-A Preferred Stock until reinstated by action of the Board. However, the 1986-A Preferred Stock has cumulative dividend rights. At March 31, 1995 such dividends were $3.5 million in arrears. See Note 1 of Notes to Consolidated Financial Statements.

      The following table reflects SLC's cash sources and requirements on a projected basis for 1995.

                                                              Projected
                       (Dollars In Millions)                     1995
       Cash sources:
         Sale of Integrity National  . . . . . . . . . . .     $  9.6
         Dividends from non-insurance subsidiaries   . . .        5.2
         Investment income   . . . . . . . . . . . . . . .        4.2
         Other   . . . . . . . . . . . . . . . . . . . . .        7.0
                                                               ------
            Total sources  . . . . . . . . . . . . . . . .       26.0
                                                               ------
       Cash requirements/uses:
         Subordinated debt sinking fund and unaffiliated
           principal payments(1) . . . . . . . . . . . . .       59.8
         Operating expenses  . . . . . . . . . . . . . . .        3.6
         Interest  . . . . . . . . . . . . . . . . . . . .       46.6
         Other   . . . . . . . . . . . . . . . . . . . . .        1.8
                                                               ------
            Total requirements/uses. . . . . . . . . . . .      111.8
                                                               ------
       Net cash required during year . . . . . . . . . . .      (85.8)
       Cash and marketable securities available, beginning
         of year . . . . . . . . . . . . . . . . . . . . .       60.8
                                                               ------
       Cash and marketable securities available
         (deficiency), end of year . . . . . . . . . . . .     $(25.0)
                                                               ======

____________________
(1) Based on the expectation that the $21.5 million of SLC subordinated debt held by Constitution Life Insurance Company will be available to SLC for meeting the sinking fund requirement. The transfer of these securities to SLC will require regulatory approval.

      As indicated in the preceding table, SLC does not currently have sufficient specifically projected cash sources to meet all of its 1995 cash requirements (which requirements do not include preferred dividend requirements on its 1986-A Preferred Stock since such dividends have been suspended), and SLC is severely limited regarding the amount of dividends that could be paid in 1995 by its insurance subsidiaries in the absence of regulatory approval. Accordingly, SLC is in various stages of negotiating the sale of several of its non-strategic subsidiaries that, at the prices under consideration, could provide in excess of $50 million of capital resources to the holding company. As of May 15, 1995, only two of such sales, that of Integrity National for $9.6 million and of Bankers New York for $35.0 million, were evidenced by definitive agreements. The proceeds from the sale of Integrity National are included as a source of cash in the preceding projection since such subsidiary is directly owned by SLC. However, the proceeds from the sale of Bankers New York have not been included since such subsidiary is directly owned by Southwestern Life and the distribution of any portion of such proceeds would require regulatory approval. No assurances can be given that the sale of any subsidiary, including Integrity National or Bankers New York, will be consummated. Additionally, in early 1995, management initiated a process of contacting various financially capable parties who may be interested in considering the investment of new capital into SLC. No assurances can be given that any investment will be made or, if made, have a beneficial effect on current stockholders of the Company. Lastly, while not currently being pursued, the Company has the additional options of seeking to borrow on a secured basis or to obtain regulatory approval for cash dividends from its insurance subsidiaries. Based on its evaluation of these various options, management believes that the Company has sufficient financial flexibility to make it likely that the Company can meet its debt service requirements through the end of 1995. However, there are no assurances that the Company will be successful in its attempts to obtain sufficient cash to fulfill its 1995 cash requirements, including its debt service requirements. If the Company is unable to obtain sufficient resources to meet its 1995 debt obligations, such failure could result in a default on one or more of such obligations and the holders thereof would be entitled to exercise certain remedies, including accelerating the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to default and the exercise of creditors' remedies.

Investments

      At March 31, 1995 and December 31, 1994, SLC reflected unrealized investment losses of $26,751,000 and $55,358,000, respectively. Following is an analysis of the major components of such unrealized gains (losses):

                                                                          March 31,     December 31,
                                                                            1995            1994
                                                                        -------------  -------------
                                                                                 (In Thousands)
         Available for sale fixed maturity securities . . . . . . . . . $     (50,228) $    (101,029)
         Equity securities  . . . . . . . . . . . . . . . . . . . . . .         1,929          1,023
         Equity in unrealized gains of limited partnerships . . . . . .         1,900          5,424
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           745            329
                                                                        -------------  -------------
                                                                              (45,654)       (94,253)
         Less effect on other balance sheet accounts:
           Deferred policy acquisition costs. . . . . . . . . . . . . .         8,396         17,831
           Unearned revenue reserves  . . . . . . . . . . . . . . . . .        (3,897)        (8,745)
                                                                        -------------  -------------
         Gross unrealized investment gains (losses) . . . . . . . . . .       (41,155)       (85,167)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . .        14,404         29,808
                                                                        -------------  -------------
             Net unrealized investment losses . . . . . . . . . . . . . $     (26,751) $     (55,359)
                                                                        =============  =============

      The difference between amortized cost and fair value of SLC's available for sale fixed maturity securities decreased from an approximate $101.0 million unrealized loss at year-end 1994 to an approximate $50.2 million unrealized loss at March 31, 1995, or a net change of $50.8 million. The decline in unrealized losses was primarily attributable to declining long-term interest rates experienced during the period.

      Unless determined to be other than temporary, changes in the fair values of available for sale fixed maturity securities have no effect on SLC's reported results of operations, but can have a volatile effect on stockholders' equity and book value per common share, as the carrying values of available for sale fixed maturity securities are adjusted in SLC's balance sheet to their fair values at each reporting date through a charge or credit to stockholders' equity. Following is an analysis of gross unrealized investment gains and losses on available for sale fixed maturity securities as of March 31, 1995 and December 31, 1994:

                                                                           March 31,    December 31,
                                                                             1995           1994
                                                                        -------------  -------------
                                                                                 (In Thousands)
         Gross unrealized gains . . . . . . . . . . . . . . . . . . . . $      12,430  $       3,222
         Gross unrealized losses  . . . . . . . . . . . . . . . . . . .       (62,658)      (104,251)
                                                                        -------------  -------------
           Net unrealized losses . . . .  . . . . . . . . . . . . . . . $     (50,228) $    (101,029)
                                                                        =============  =============

      The following table sets forth the carrying value and quality for each of the two categories of fixed maturity securities as of March 31, 1995, classified in accordance with the rating assigned by Standard & Poor's Corporation ("S&P") or, if not rated by S&P, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC"), with Class 1 treated as A, Class 2 treated as BBB-, Class 3 treated as BB- and Classes 4, 5 and 6 treated as B and below (in millions):

                                                                                           Percent
                                                                 Held to       Total        Total    Percent
                                                   Available   Maturity at     Fixed        Fixed    of Total
                                                  for Sale at   Amortized    Maturity     Maturity   Invested
Investment Quality                                Fair Value      Cost      Securities   Securities   Assets
_____________________________________________________________________________________________________________
AAA   . . . . . . . . . . . . . . . . . . . .     $   630.6       $ 1.5    $   632.1        39.6%      26.1%
AA    . . . . . . . . . . . . . . . . . . . .         177.0                    177.0        11.1        7.3
A     . . . . . . . . . . . . . . . . . . . .         406.6                    406.6        25.5       16.7
BBB+  . . . . . . . . . . . . . . . . . . . .          85.6                     85.6         5.4        3.5
BBB   . . . . . . . . . . . . . . . . . . . .         101.0         7.7        108.7         6.8        4.5
BBB-  . . . . . . . . . . . . . . . . . . . .          88.3                     88.3         5.6        3.6
                                                  ---------       -----    ---------       -----       ----
  Total investment-grade  . . . . . . . . . .       1,489.1         9.2      1,498.3        94.0       61.7
                                                  ---------       -----    ---------       -----       ----
BB+   . . . . . . . . . . . . . . . . . . . .          26.1                     26.1         1.6        1.1
BB and BB-  . . . . . . . . . . . . . . . . .          41.7                     41.7         2.6        1.7
B and below . . . . . . . . . . . . . . . . .          22.3         6.4         28.7         1.8        1.2
                                                  ---------       -----    ---------       -----       ----
  Total noninvestment-grade   . . . . . . . .          90.1         6.4         96.5         6.0        4.0
                                                  ---------       -----    ---------       -----       ----
    Total fixed maturities  . . . . . . . . .     $ 1,579.2       $15.6    $ 1,594.8       100.0%      65.7%
                                                  =========       =====    =========       =====       ====
______________________________________________________________________________________________________________

      Fixed maturity securities classified as held to maturity are principally private placement corporate securities and gross unrealized losses on such investments totaled $2.5 million as of March 31, 1995.

      The amortized cost and fair value of noninvestment-grade fixed maturity securities totaled $107.5 million and $96.5 million, respectively, at March 31, 1995.

      During the first quarter of 1995, net investment income increased $42.4 million, or 141%, as compared to the corresponding period in 1994. Net investment income includes 1) earnings on surplus investments and assets invested to support the reserve liabilities of the Company's traditional and interest-sensitive life and health insurance products (general investment portfolio) and 2) investment activity related to separately held assets supporting a GIC product, the credited rate on which is indexed to the Standard & Poor's 500 Stocks Composite Average ("S&P 500"). Assets supporting the S&P 500 GIC product include, among other investments, put and call options on various equity based index futures, including the S&P 500. The return on such investments is highly volatile and, under certain market conditions, such as the overall decline in equity markets experienced in the first quarter of 1994, can result in investment losses, or negative investment yields. The negative investment yield experienced in the 1994 first quarter on the assets supporting the indexed GIC product was more than offset by a reduction in GIC benefits as discussed below under Results of Operations. Following is a summary of investment income (loss) for the two categories of investments as described above for the three months ended March 31, 1995 and 1994:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            -----------------------
                                                                               1995        1994
                                                                            ----------- -----------
                                                                                   (In Thousands)
         General investment portfolio . . . . . . . . . . . . . . . . . . . $    45,546 $    40,533
         Investments supporting indexed GIC product . . . . . . . . . . . .      29,753      (8,045)
                                                                            ----------- -----------
         Gross investment income  . . . . . . . . . . . . . . . . . . . . .      75,299      32,488
         Less investment expenses . . . . . . . . . . . . . . . . . . . . .      (2,875)     (2,481)
                                                                            ----------- -----------
           Net investment income  . . . . . . . . . . . . . . . . . . . . . $    72,424 $    30,007
                                                                            =========== ===========

      Yields on the general investment portfolio averaged 7.57% for the three months ended March 31, 1995, as compared to 6.68% for the comparable period in 1994.

Results of Operations

      Following is a condensed summary of results for the three months ended March 31, 1995 and 1994, by major sources of income and expense:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          ------------------------
                                                                              1995        1994
                                                                          -----------  -----------
                                                                               (In Thousands)
  Operating earnings before realized investment gains (losses), amortization of excess cost, corporate interest expense and
    provision for income taxes. . . . . . . . . . . . . . . . . . . . . . $     8,785  $     9,034
  Realized investment gains (losses)  . . . . . . . . . . . . . . . . . .       2,007      (45,774)
  Amortization of excess cost   . . . . . . . . . . . . . . . . . . . . .        (632)      (2,398)
  Corporate interest expense  . . . . . . . . . . . . . . . . . . . . . .     (11,375)     (12,445)
  Income tax (expense) benefit  . . . . . . . . . . . . . . . . . . . . .      (1,100)      12,214
                                                                          -----------  -----------
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    (2,315) $   (39,369)
                                                                          ===========  ===========

      For the three months ended March 31, 1995, premium income and other considerations decreased $22.5 million, or 19%, as compared to the corresponding period in 1994. Following is a summary of premiums by major line of business for each of the respective periods:

                                                      Three Months Ended
                                                           March 31,
                                                      -----------------
                                                        1995     1994
                                                      -------- --------
                                                         (In Thousands)

      Individual life and annuity . . . . . . . . . . $ 28,833 $ 29,971
      Individual health . . . . . . . . . . . . . . .   52,792   54,294
      Group . . . . . . . . . . . . . . . . . . . . .   12,496   32,309
                                                      -------- --------
                                                      $ 94,121 $116,574
                                                      ======== ========

      Following is a summary of policyholder benefits by major business segment:

                                                      Three Months Ended
                                                           March 31,
                                                      -----------------
                                                        1995     1994
                                                      -------- --------
                                                         (In Thousands)
      Individual life and annuity . . . . . . . . . . $ 33,866 $ 36,754
      Individual health . . . . . . . . . . . . . . .   42,917   39,670
      Accumulation products . . . . . . . . . . . . .   34,074   (6,456)
      Group . . . . . . . . . . . . . . . . . . . . .    7,240   20,717
                                                      -------- --------
                                                      $118,097 $ 90,685
                                                      ======== ========

      Group premium income and related group benefits declined signficantly between the two periods primarily as a result of management's decision made in late 1993 to de-emphasize sales of new group business. As previously discussed under "--Investments," the assets supporting a GIC product indexed to the S&P 500 produced negative investment yields, i.e., investment losses, in the first quarter of 1994. As reflected in the preceding table, benefits attributed to the accumulation products segment were correspondingly reduced and resulted in negative benefit expense.

Analysis of Operating Results by Industry Segment

      The following table sets forth revenues and pretax operating earnings attributed or allocated to each industry segment. "Pretax operating earnings
(loss)" reflected in the table represents SLC's consolidated operating earnings or loss before realized investment gains or losses, interest expense, amortization of excess cost, and provision for income taxes.

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            -----------------------
                                                                               1995        1994
                                                                            ----------- -----------
                                                                                 (In Thousands)
         Revenues:
           Individual life insurance:
             Retained . . . . . . . . . . . . . . . . . . . . . . . . . . . $    46,384 $    40,991
             Business to be divested (1)  . . . . . . . . . . . . . . . . .      10,432      11,330
                                                                            ----------- -----------
               Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .      56,816      52,321
           Individual health insurance  . . . . . . . . . . . . . . . . . .      55,353      56,753
           Accumulation products  . . . . . . . . . . . . . . . . . . . . .      37,452        (491)
           Group life and health (1)  . . . . . . . . . . . . . . . . . . .      14,945      35,577
           Corporate  . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,951       5,332
           Realized investment gains (losses) . . . . . . . . . . . . . . .       2,007     (45,774)
                                                                            ----------- -----------
                                                                            $   171,524 $   103,718
         Operating earnings (loss):                                         =========== ===========
           Individual life insurance:
             Retained . . . . . . . . . . . . . . . . . . . . . . . . . . . $     8,130 $      (946)
             Business to be divested (1)  . . . . . . . . . . . . . . . . .         353         771
                                                                            ----------- -----------
               Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,483        (175)
           Individual health insurance  . . . . . . . . . . . . . . . . . .      (3,299)      1,726
           Accumulation products  . . . . . . . . . . . . . . . . . . . . .         676       3,855
           Group life and health (1)  . . . . . . . . . . . . . . . . . . .      (1,539)        557
           Corporate  . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,464       3,071
                                                                            ----------- -----------
               Total pretax earnings before realized investment gains
                 (losses), amortization of excess cost and interest expense $     8,785 $     9,034
                                                                            =========== ===========

      ____________________
      (1) Represents business to be divested in connection with the proposed sales of Bankers New York, Integrity National and PALICO.

      The following table sets forth new business sales (annualized first year premiums) attributed or allocated to each industry segment:

                                                                               Three Months Ended
                                                                                   March 31,
                                                                            -----------------------
                                                                               1995        1994
                                                                            ----------- -----------
                                                                                 (In Thousands)
         Individual life insurance:
           Retained business  . . . . . . . . . . . . . . . . . . . . . . . $     2,866 $     2,333
           Business to be divested (1)  . . . . . . . . . . . . . . . . . .       4,029       3,866
                                                                            ----------- -----------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,895       6,199
         Individual health insurance  . . . . . . . . . . . . . . . . . . .      10,866      15,071
         Accumulation products  . . . . . . . . . . . . . . . . . . . . . .      14,398      15,834
         Group life and health (1)  . . . . . . . . . . . . . . . . . . . .         296       4,103
                                                                            ----------- -----------
                                                                            $    32,455 $    41,207
                                                                            =========== ===========

      ____________________
      (1) Represents business expected to be divested in connection with the proposed sales of Bankers New York, Integrity National and PALICO.

      Individual Life Insurance. Revenues of the individual life insurance segment increased from $52.3 million for the three months ended March 31, 1994, to $56.8 million for the same period in 1995, primarily as a result of a

$4.4 million increase in investment income. Sales of new life insurance products totaled $6.9 million in the 1995 first quarter, an 11% improvement over the corresponding period in 1994. Notwithstanding the improvement in sales, premium income for the individual life insurance segment declined from $30.0 million in the 1994 first quarter to $28.8 million in the 1995 first quarter, primarily reflecting the effects of an increase in lapses and surrenders of traditional life insurance policies. SLC's subsidiaries derive substantial revenues from their interest-sensitive and universal life products; however, for financial reporting purposes, these types of products are treated as deposit products and, therefore, premiums received are not reflected as a component of premium income.

      Pretax operating results of the individual life insurance segment improved from a loss of $0.2 million in the 1994 first quarter to a gain of $8.5 million in the 1995 first quarter, primarily as a result of the increase in investment income discussed above and an improvement in mortality experience. Individual life insurance death benefits, which can vary significantly from quarter to quarter, totaled $18.0 million in the 1994 first quarter, as compared to $13.1 million in the 1995 first quarter.

      Individual Health Insurance. Revenues of the individual health insurance segment totaled $55.4 million in the 1995 first quarter, as compared to $56.8 in the corresponding 1994 period, primarily reflecting a decline in individual health premium income totaling $1.5 million, or 2.8%. Sales of new health insurance products totaled $10.9 million in the 1995 first quarter, as compared to $15.1 million in the same 1994 period, or a 28% decline in new sales. Substantially all of the decline was attributable to sales of comprehensive health products.

      The individual health insurance segment incurred a $3.3 million pretax operating loss in the 1995 first quarter, as compared to pretax operating earnings of $1.7 million in the same 1994 period. Substantially all of the decline in pretax operating earnings was attributable to an increase in benefits incurred. Individual health benefits totaled $42.9 million in the 1995 first quarter, as compared to $39.7 million in the corresponding 1994 period. The ratio of policy benefits to premiums earned increased from 73.1% in the 1994 first quarter to 81.3% in the 1995 first quarter, primarily reflecting a deficiency in the premiums charged for the Company's Medicare supplement line of business and increased claims on a closed block of comprehensive health business. The Company has sought approval for substantial rate increases relative to its Medicare supplement business and has begun implementing such increases in the states in which it has obtained approvals. Due to delays in receiving approvals and the subsequent implementation of such rate increases, there was no significant effect realized in the 1995 first quarter; however, the effects of such rate increases are expected to be realized beginning in subsequent quarters.

      Accumulation Products. Revenues of the accumulation products segment increased significantly, from a negative $0.5 million in the 1994 first quarter to $35.6 million in the 1995 period. Substantially all of the improvement in this segment's revenues were attributable to the $37.8 million increase in earnings between the two periods on the investments supporting an indexed GIC product, as previously discussed under "--Investments." Sales of annuities in the first quarter of 1995 totaled $14.4 million, as compared to $15.8 million in the first three months of 1994.

      Pretax operating earnings of the accumulation products segment declined from $3.9 million in the 1994 first quarter to $0.7 million in the same 1995 period. The decline in such operating earnings was primarily attributable to a decline in the profitability of the previously discussed indexed GIC product. All of the indexed GICs, with approximately $312.7 million in reserve liabilities at March 31, 1995, are scheduled to mature in the 1995 third quarter and management does not anticipate that such GICs will be renewed. Accordingly, the process of liquidating the long-term assets supporting the indexed GIC product began during the 1995 first quarter. Proceeds from such liquidations will be held in lower-yielding short-term investments during the intervening period.


      Group Insurance. Sales of new group insurance products declined significantly during 1994 and has continued into 1995. In the 1995 first quarter, sales totaled $0.3 million, as compared to $4.1 million in the corresponding 1994 quarter. The decline in sales was based on management's decision to de-emphasize growth in the group insurance segment due to losses incurred in 1993 and 1994 by the Company's primary group insurance company, PALICO. Revenues of the group segment have correspondingly declined from $35.6 million in the 1994 first quarter to $14.9 million in the 1995 first quarter.

      Pretax operating results of the group segment declined from earnings of $0.6 million in the first three months of 1994 to a loss of $1.5 million in the first three months of 1995. The ratio of group benefits incurred to premiums earned declined from 64.1% in the 1994 first quarter to 57.9% in the 1995 first quarter. However, expenses of the group segment, including operating expenses, loss adjustment expenses, commissions and premium taxes, as a percentage of earned premiums has increased from approximately 47% in the 1994 first quarter to 74% in the 1995 first quarter. The higher expense ratio reflects, in part, costs associated with closing down and consolidating certain of PALICO's claims paying offices and administrative services only operations. The Company has entered into a letter of intent to sell PALICO (see Note 2 of Notes to Consolidated Financial Statements).

      Corporate. Corporate revenues, primarily investment income of the parent company and earnings on surplus investments, improved from $3.1 million in the 1994 first quarter to $4.5 million in the 1995 first quarter.

      Realized Investment Gains (Losses). Realized investment gains totaled $2.0 million in the first quarter of 1995, as compared to realized investment losses totaling $45.8 million in the same period of 1994. Of the 1995 gains, $1.8 million represented a gain on the liquidation of a limited partnership interest. The realized losses in 1994 were substantially all attributable to $46.4 million of other than temporary writedowns of the Company's investments in two derivative CMOs, which were discussed in detail in SLC's 1994 Annual Report to Stockholders. See Note 6 of Notes to Consolidated Financial Statements for a comparative analysis of realized investment gains (losses).

      Amortization of Excess Cost (Goodwill). As reported at year-end 1994, the Company adopted an accounting change relative to its methodology for assessing the recoverability of goodwill. As a result of such accounting change, the Company reflected a charge to earnings totaling $210.7 million and reduced the balance of remaining goodwill by a corresponding amount. In addition, the Company reflected a writedown of other goodwill totaling $6.8 million. Accordingly, the charge to earnings for the amortization of excess cost was reduced approximately $1.8 million beginning in the first quarter of 1995.

      Interest Expense and Preferred Dividend Requirements. Interest expense in the 1995 first quarter totaled $11.4 million, as compared to $12.4 million in the 1994 first quarter. The decline was primarily attributable to the $48.4 million reduction in long-term notes payable between the periods. Preferred dividends totaled $4.3 million in the first quarter of 1994. As previously discussed under "--Liquidity and Capital Resources of the Parent Company," SLC's Board of Directors has authorized the suspension of dividends on the Company's outstanding preferred stock. Accordingly, there are no preferred dividends reflected in the Company's Consolidated Statement of Earnings (Loss) for the three months ended March 31, 1995. However, because such preferred dividends are cumulative, the suspended dividends have been taken into consideration in the calculation of net loss per common share. See Note 1 of Notes to Consolidated Financial Statements.

      Income Tax Provisions and Deferred Income Tax Asset. The income tax provision for the three months ended March 31, 1995, totaled $1.1 million on a reported pretax loss of $1.2 million. This unusual relationship resulted from a $1.4 million increase in the deferred income tax asset valuation allowance based on management's assessment of SLC's ability to utilize its available tax loss carryforwards. For the comparable period in 1994, the Company reflected an income tax benefit totaling $12.2 million on a pretax loss of $51.6 million, or an effective income tax rate of 23.7%. The effective rate was lower than the expected rate due to the amortization of excess cost for which there are no income tax consequences and a $1.8 million increase in the deferred income tax asset valuation allowance. See Note 4 of Notes to Consolidated Financial Statements for an analysis of the various factors affecting the Company's income tax provisions.

      The Company's deferred income tax asset was reduced from $84.9 million at year-end 1994 to $69.3 million at March 31, 1995, primarily as a result of a $15.4 million reduction in deferred tax effects related to the change in pretax unrealized investment gains (losses), as previously discussed under "--Investments."

      Reporting results of insurance operations on a quarterly basis necessitates numerous estimates throughout the year, principally in the calculation of reserves and in the determination of the effective rate for federal income taxes. It is the Company's practice to review its estimates at the end of each quarter and, if necessary, make appropriate refinements, with the resulting effect being reported in current operations. Only at year-end is the Company able to assess retrospectively the precision of its previous quarter estimates. The Company's fourth quarter results contain the effect of the difference between previous estimates and final year-end results, and therefore, the results for an interim period may not be indicative of the results for the entire year.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      Reference is made to Item 3 of Part I of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994, in which the material legal proceedings affecting the Registrant were reported. The following is a description of recent developments in such reported proceedings:

            1. Robert J. Meyer, et al, v. Jay Angoff, Director of the Missouri Department of Insurance and Modern American Life Insurance Company, CV-193-1331-CC (the "Meyer" case): On March 14, 1995, the Missouri Court of Appeals reversed the judgment of the Cole County Circuit Court and remanded the case for further proceedings. Specifically, the Missouri Court of Appeals remanded the case to the Cole County Circuit Court for a trial de novo of those transactions approved by the Director of the Missouri Department of Insurance pursuant to Ch. 382 of the Missouri Revised Statutes. Defendant's petition to the Court of Appeals for a rehearing was denied on May 2, 1995.

            Management believes they have meritorious defenses to both the Meyer case and the related case filed by the plaintiffs in the Meyer case, styled William D. Castle, et al v. Modern American Life Insurance Company, et al (CV-93-10275) (the "Castle" case), and intends to defend both cases vigorously.

            2. Mutual Security Life Insurance Company, by Its Liquidator, John
      F. Mortell v. James M. Fail, Emily S. Fail, Jack A. Gochenaur, Alvin R. Townsend, Sr., Janice T. Townsend, Charles D. Casper, Harry T. Carneal, Clifford G. Smith, Katheryn F. Smith, Thomas K. Pennington, Michael Boedeker, Melvin R. Schock, Lifeshares Group, Inc., LSC-Marketing, Inc., Lifeshares Services Company, Michael S. Lang, Lang Associates, Inc., Beta Financial Corporation, The Oklahoma Bank, Robert T. Shaw, Consolidated National Corporation, I.C.H. Corporation, Bankers Life and Casualty Company, Marquette National Life Insurance Company, Robert L. Beisenherz, Marilyn Beisenherz, Theodore L. Kessner, and Crosby, Guenzel, Davis, Kessner & Kuester, Case No. IP94-0001 C (the "Mutual Security" case). On April 20, 1995, the United States District Court for the Southern District of Indiana granted defendants' Motion for Summary Judgment regarding plaintiff's allegations in its Second Amended Complaint of violations of the Racketeer Influenced & Corrupt Organization Act ("RICO"), 18 U.S.C. Section 1961 et seq.

            The Company believes it has meritorious defenses to the Mutual Security case and the related second suit currently pending in the United States District Court in the Southern District of Indiana, Case No. IP94-1934-C-M/S, and intends to defend each suit vigorously.

            3. IRS Proceeding. By letter dated April 26, 1995, the Appeals
      Team Chief of the IRS Southwest Region conceded that the surplus debentures at issue were valid debt instruments; hence no portion of the previously deducted interest expense on certain surplus debentures would be disallowed. The Appeals Officer's decision is subject to approval by the Congressional Joint Committee on Taxation. For additional information relating to the Notices of Proposed Deficiencies issued by the IRS for the tax years 1986 through 1989, see Note 5 of Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-Q.

      The Company has no developments to report for the quarter ended March 31, 1995 in any other previously reported legal proceeding.

      In addition, the Company has the following additional legal proceedings to report:

            The Company, James R. Kerber, Vice Chairman, President and Chief Operating Officer of the Company, John T. Hull, Executive Vice President and Chief Financial Officer of the Company, and Robert L. Beisenherz, a former Chairman and Chief Executive Officer of the Company, are defendants in a class action lawsuit styled, Marion Antonicello v. Robert L. Beisenherz, James R. Kerber, John T. Hull and Southwestern Life Corporation, filed in U.S. District Court, Northern District of Texas, on April 12, 1995, Case No. 3-95CV0696-R. The plaintiff seeks relief on behalf of herself and all other persons who purchased the Company's preferred stock during the period April 10, 1994 through January 27, 1995, due to alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks certification as a class action, unspecified monetary damages, legal fees and costs and other appropriate relief.

            The Company, James R. Kerber, Vice Chairman, President and Chief Operating Officer of the Company, Glenn H. Gettier, Jr., Chairman and Chief Executive Officer of the Company, and John T. Hull, Executive Vice President and Chief Financial Officer of the Company, are defendants in a class action lawsuit styled, Michael and Marilyn Sheniak, P/F Sheniak Pension Plan, v. Southwestern Life Corporation, James R. Kerber, Glenn
      H. Gettier, Jr. and John T. Hull, filed in U.S. District Court, Northern District of Texas, on March 31, 1995, Case No. 3-95CV-0627H. The plaintiffs seek relief on behalf of themselves and all other persons who purchased the Company's preferred stock during the period November 8, 1994 through January 27, 1995, due to alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks certification as a class action, unspecified monetary damages, legal fees and costs and other appropriate relief.

            The Company (as a nominal defendant) and Charles L. Duncan, Jon E.
      M. Jacoby, C. Fred Rice, Keith A. Tucker, Stanley L. Stegner and Vernon
      A. Zimmerman, all directors of the Company, James R. Kerber, Vice Chairman, President and Chief Operating Officer of the Company, John T. Hull, Executive Vice President and Chief Financial Officer of the Company, Daniel B. Gail, Executive Vice President and General Counsel of the Company, H. Don Rutherford, Executive Vice President - Marketing of the Company, Robert P. Ewing, a former director of the Company, Robert
      L. Beisenherz, a former Chairman and Chief Executive Officer of the Company, Sheryl G. Snyder, a former Executive Vice President and General Counsel of the Company, and Edward R. Mekeel, a former Executive Vice President and Chief Financial Officer of the Company, are defendants in a derivative and class action lawsuit styled, David Golde and Bruce Kaczander v. Daniel B. Gail, Sheryl G. Snyder, Robert L. Beisenherz, James R. Kerber, Charles L. Duncan, Robert P. Ewing, John T. Hull, John
      E. M. Jacoby, Edward R. Mekeel, C. Fred Rice. H. Dan Rutherford, Keith
      A. Tucker, Stanley L. Stegner and Vernon A. Zimmerman, filed in U.S. District Court, Northern District of Texas, on March 31, 1995, Case No. 3-95CV-0626J. The plaintiffs seek relief on behalf of themselves and all other persons who purchased the Company's common stock during the period April 25, 1994 through January 27, 1995, due to alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit seeks certification as a class action, unspecified monetary damages, legal fees and costs and other appropriate relief.

            All of the defendants deny all of the allegations, believe they have meritorious defenses to all of the claims and intend to defend each of the foregoing cases vigorously.

Item 6. Exhibits and Reports on Form 8-K.

      (a) The exhibits listed on the Index to Exhibits appearing on page 23 are filed herewith.

      (b) During the quarter ended March 31, 1995, on January 27, 1995, SLC filed one Report on Form 8-K, dated January 18, 1995, to report, under Item 5 of that form, (1) the appointment of Glenn H. Gettier, Jr. as the Chairman of the Board and Chief Executive Officer of the Registrant and the appointment of James R. Kerber to the additional offices of Chief Operating Officer and the Vice Chairman of the Board of Directors of the Registrant and (2) the authorization by the Registrant's Board of a series of initial actions to be undertaken by the Registrant's senior management affecting the Registrant.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHWESTERN LIFE CORPORATION



                                          By:/s/Glenn H. Gettier, Jr.
                                             -------------------------
                                             Glenn H. Gettier, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer



                                          By:/s/John T. Hull
                                             -------------------------
                                             John T. Hull
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer

Date: May 15, 1995

                               INDEX TO EXHIBITS

 Exhibit                                                          Sequential
   No.                         Description                         Page No.

   10.1   Stock Purchase Agreement by and between Indianapolis
          Life Insurance Company and Southwestern  Life
          Insurance Company dated April 19, 1995 relating to
          the sale of all the stock of Bankers Life Insurance
          Company of New York . . . . . . . . . . . . . . . . .       24

   11.1   Computation of Earnings (Loss) Per Share of Common
          Stock on Average Shares Outstanding and Fully Diluted
          Bases for the Three Months Ended March 31, 1995 and
          1994  . . . . . . . . . . . . . . . . . . . . . . . .       86

   27.1   Financial Data Schedule . . . . . . . . . . . . . . .       87


                                                                  EXHIBIT 11.1
                         SOUTHWESTERN LIFE CORPORATION
           COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
             ON AVERAGE SHARES OUTSTANDING AND FULLY DILUTED BASES
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              ---------------------------
                                                                                  1995           1994
                                                                              ------------   ------------
Computation for statements of earnings (loss):
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     (2,315)  $    (39,369)
    Less dividends on preferred stock (A)   . . . . . . . . . . . . . . . . .       (3,500)        (4,325)
                                                                              ------------   ------------
    Net loss applicable to common stock   . . . . . . . . . . . . . . . . . . $     (5,815)  $    (43,694)
                                                                              ============   ============
    Weighted average common shares outstanding  . . . . . . . . . . . . . . .   47,212,511     47,878,690
                                                                              ============   ============
    Net loss per common share   . . . . . . . . . . . . . . . . . . . . . . . $       (.12)  $       (.91)
                                                                              ============   ============
Additional computations (B):
    Weighted average common shares outstanding  . . . . . . . . . . . . . . .   47,212,511     47,878,690
    Incremental common shares applicable to common stock options based
      on the common stock daily average market price during the period  . . .       --            825,657
                                                                              ------------   ------------
    Weighted average common shares, as adjusted   . . . . . . . . . . . . . .   47,212,511     48,704,347
                                                                              ============   ============
    Weighted average common shares outstanding  . . . . . . . . . . . . . . .   47,212,511     47,878,690
    Incremental common shares applicable to common stock options based on the more dilutive of the common stock ending or daily average
      market price during the period  . . . . . . . . . . . . . . . . . . . .       --            826,028
    Assumed conversion of convertible preferred shares  . . . . . . . . . . .    6,153,755      7,867,451
                                                                              ------------   ------------
    Weighted average common shares, assuming full dilution  . . . . . . . . .   53,366,266     56,572,169
    Net earnings (loss) applicable to common stock assuming conversion of     ============   ============
      convertible preferred stock   . . . . . . . . . . . . . . . . . . . . . $     (2,315)  $    (39,526)
                                                                              ============   ============
    Earnings (loss) per common share:
      Average shares outstanding  . . . . . . . . . . . . . . . . . . . . . . $       (.12)  $       (.90)
                                                                              ============   ============
      Fully diluted assuming conversion of all applicable securities (C)  . . $       (.04)  $       (.70)
                                                                              ============   ============

____________________
(A) For the three months ended March 31, 1994, represents preferred dividends actually paid. For the three months ended, March 31, 1995, represents aggregate undeclared and unpaid cumulative preferred dividends applicable to such period.

(B) These calculations are submitted in accordance with Securities Exchange Act of 1934 Release No. 9083, although not required by footnote 2 to paragraph 14 of Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3% or antidilution.

(C) Fully diluted earnings in 1994 as reflected in this exhibit are considered "antidilutive" because they result in per share earnings that exceed per share earnings as determined on the primary basis or per share losses that are less than per share losses as determined on the primary basis.