Form 10-Q
period 1995-06-30
SOUTHWESTERN LIFE CORP
filed 1995-08-14
CIK 49588

===========================================================================

                                    FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


   (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended June 30, 1995

                                        OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ______________________

                          Commission File Number 1-7697
                          Southwestern Life Corporation
              (Exact name of registrant as specified in its charter)

                   Delaware                              43-6069928
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification No.)
            500 North Akard Street
                Dallas, Texas                              75201
     (Address of principal executive of-                 (Zip code)
                    fices)
                                  (214) 954-7111
               (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class and Title of                     Shares Outstanding
                Capital Stock                      as of August 14, 1995
              ------------------                   ---------------------
        Common Stock, $1.00 Par Value                    47,122,316

                     Index to Exhibits appears on page 24.

                        This filing contains 26 pages.

   ===========================================================================

                          SOUTHWESTERN LIFE CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                    Page(s)
         PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

               Consolidated Balance Sheets at June 30, 1995 and
                  December 31, 1994  . . . . . . . . . . . . . . . . . . .3

               Consolidated Statements of Earnings (Loss) for the
                  Three Months and the Six Months Ended June 30,
                  1995 and 1994  . . . . . . . . . . . . . . . . . . . . .4

               Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1995 and 1994  . . . . . . . . . .5

               Notes to Consolidated Financial Statements  . . . . . . . .6

            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations  . . . . . . 11

         PART II. OTHER INFORMATION

            Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . 21

            Item 3.  Defaults Upon Senior Securities . . . . . . . . . . 22

            Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . 22

         Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . 24

                                         PART I. FINANCIAL INFORMATION
                                          Item 1. Financial Statements

                                         SOUTHWESTERN LIFE CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                                (In Thousands)
                                                  (Unaudited)
                                                     ASSETS

                                                                                     June 30,     December 31,
    Investments:                                                                       1995           1994
      Fixed maturities:                                                           -------------  -------------
         Available for sale at fair value . . . . . . . . . . . . . . . . . . . . $   1,544,877  $   1,638,867
         Held to maturity at amortized cost . . . . . . . . . . . . . . . . . . .        15,305         15,915
      Equity securities, at fair value  . . . . . . . . . . . . . . . . . . . . .         9,645         10,812
      Mortgage loans on real estate, at amortized cost  . . . . . . . . . . . . .       118,075        127,047
      Real estate, at lower of cost or fair value   . . . . . . . . . . . . . . .        53,398         57,068
      Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       172,651        172,108
      Collateral loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        50,819         55,466
      Investments in limited partnerships   . . . . . . . . . . . . . . . . . . .        34,237         42,027
      Cash and short-term investments   . . . . . . . . . . . . . . . . . . . . .       474,011        229,522
      Other invested assets   . . . . . . . . . . . . . . . . . . . . . . . . . .        10,569          9,666
                                                                                  -------------  -------------
         Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,483,587      2,358,498
    Due from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       216,933        236,272
    Notes and accounts receivable and uncollected premiums  . . . . . . . . . . .         8,281          6,978
    Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . .        29,554         31,825
    Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .       190,007        208,952
    Present value of future profits of acquired business  . . . . . . . . . . . .        65,483         68,805
    Deferred income tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .        42,306         84,862
    Excess cost of investments in subsidiaries over net assets acquired,
      net of accumulated amortization   . . . . . . . . . . . . . . . . . . . . .        79,237         80,500
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,837         70,032
                                                                                  -------------  -------------
                                                                                  $   3,176,225  $   3,146,724
                                                                                  =============  =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
    Insurance liabilities:
      Future policy benefits and other policy liabilities   . . . . . . . . . . . $     891,261  $     894,100
      Universal life and investment contract liabilities  . . . . . . . . . . . .     1,678,207      1,692,013
    Notes payable:
      Due within one year   . . . . . . . . . . . . . . . . . . . . . . . . . . .        59,806         59,802
      Due after one year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       309,537        309,592
    Federal income taxes currently payable  . . . . . . . . . . . . . . . . . . .        42,670         39,628
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        99,570        116,251
                                                                                  -------------  -------------
                                                                                      3,081,051      3,111,386
                                                                                  -------------  -------------
    Commitments and contingencies
    Stockholders' equity:
      Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       199,997        199,997
      Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        48,841         48,983
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .       126,143        126,583
      Net unrealized investment gains (losses), net of deferred income taxes  . .        16,108        (55,359)
      Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (291,090)      (279,265)
                                                                                  -------------  -------------
                                                                                         99,999         40,939
      Notes receivable collateralized by common stock   . . . . . . . . . . . . .        (1,019)        (1,795)
      Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . . . . .        (3,806)        (3,806)
                                                                                  -------------  -------------
                                                                                         95,174         35,338
                                                                                  -------------  -------------
                                                                                  $   3,176,225  $   3,146,724
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

                                         SOUTHWESTERN LIFE CORPORATION
                                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                     (In Thousands, Except Per Share Data)
                                                  (Unaudited)

                                                        Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                      -----------------------   -----------------------
                                                         1995         1994         1995         1994
    Income:                                           ----------   ----------   ----------   ----------
      Premium income and other considerations   . .   $   95,906   $  113,131   $  190,027   $  229,705
      Net investment income   . . . . . . . . . . .       72,165       51,997      144,589       82,004
      Realized investment gains (losses)  . . . . .        2,552          673        4,559      (45,101)
      Equity in earnings of limited partnerships  .        1,317          431        1,911          843
      Other income  . . . . . . . . . . . . . . . .        3,604        8,826        5,982       11,325
                                                      ----------   ----------   ----------   ----------
                                                         175,544      175,058      347,068      278,776
                                                      ----------   ----------   ----------   ----------
    Benefits, expenses and costs:
      Policyholder benefits   . . . . . . . . . . .      123,252       99,584      241,349      190,269
      Amortization of deferred policy acquisition
        costs and present value of future profits .       13,958       13,102       28,936       25,395
      Other operating expenses  . . . . . . . . . .       31,243       34,869       58,900       72,349
      Amortization of excess cost   . . . . . . . .          631        2,398        1,263        4,796
      Interest expense  . . . . . . . . . . . . . .       11,375       12,664       22,750       25,109
                                                      ----------   ----------   ----------   ----------
                                                         180,459      162,617      353,198      317,918
                                                      ----------   ----------   ----------   ----------
    Operating earnings (loss) before income taxes .       (4,915)      12,441       (6,130)     (39,142)
    Income tax expense (credit) . . . . . . . . . .        4,595        7,703        5,695       (4,511)
                                                      ----------   ----------   ----------   ----------
    Net earnings (loss) . . . . . . . . . . . . . .       (9,510)       4,738      (11,825)     (34,631)
    Less dividends on preferred stock . . . . . . .                    (3,500)                   (7,825)
                                                      ----------   ----------   ----------   ----------
    Net earnings (loss) applicable to common stock    $   (9,510)  $    1,238   $  (11,825)  $  (42,456)
                                                      ==========   ==========   ==========   ==========
    Weighted average shares outstanding . . . . . .   47,126,870   47,829,460   47,169,454   47,853,939
                                                      ==========   ==========   ==========   ==========
    Net earnings (loss) per common share  . . . . .   $     (.28)  $      .03   $     (.40)  $     (.89)
                                                      ==========   ==========   ==========   ==========

      The accompanying notes are an integral part of the financial statements.

                                         SOUTHWESTERN LIFE CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Six Months Ended June 30, 1995 and 1994
                                                 (In Thousands)
                                                  (Unaudited)

                                                                                       1995         1994
    Cash flows from operating activities:                                          -----------  -----------
      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (11,825) $   (34,631)
      Items not requiring (providing) cash:
         Adjustments related to universal life and investment products:
           Interest credited to account balances   . . . . . . . . . . . . . . . .      93,872       20,937
           Charges for mortality and administration  . . . . . . . . . . . . . . .     (32,431)     (35,778)
         Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .       2,894        9,352
         Increase (decrease) in future policy benefits   . . . . . . . . . . . . .      (1,277)       3,219
         Decrease (increase) in deferred policy acquisition costs  . . . . . . . .       2,199         (505)
         Increase (decrease) in currently payable income taxes . . . . . . . . . .       3,165      (19,914)
         Deferred income tax expense . . . . . . . . . . . . . . . . . . . . . . .       4,072        7,315
         Decrease in policy liabilities, other policyholder funds, accounts
           payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . .     (10,693)     (12,725)
         Decrease (increase) in notes and accounts receivable and accrued
           investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .         962       (2,671)
         Realized investment (gains) losses. . . . . . . . . . . . . . . . . . . .      (4,559)      45,101
         Equity in earnings of limited partnerships. . . . . . . . . . . . . . . .      (1,911)        (843)
         Gain on termination of reinsurance. . . . . . . . . . . . . . . . . . . .                   (8,735)
         Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,038        3,229
                                                                                   -----------  -----------
           Net cash provided (used) by operating activities  . . . . . . . . . . .      55,506      (26,649)
                                                                                   -----------  -----------
    Cash flows from investing activities:
      Sales and maturities of long-term invested assets. . . . . . . . . . . . . .     810,425      517,849
      Purchases of fixed maturities  . . . . . . . . . . . . . . . . . . . . . . .    (266,555)    (462,866)
      Purchases of other long-term invested assets   . . . . . . . . . . . . . . .    (293,692)     (88,997)
      Additional investment in CFLIC preferred stock   . . . . . . . . . . . . . .                  (21,078)
      Purchase of subsidiary, net of cash acquired   . . . . . . . . . . . . . . .                   (3,589)
      Cash received on reinsurance transactions    . . . . . . . . . . . . . . . .                   10,108
      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         454       (2,500)
                                                                                   -----------  -----------
           Net cash provided (used) by investing activities  . . . . . . . . . . .     250,632      (51,073)
                                                                                   -----------  -----------
    Cash flows from financing activities:
      Policyholder contract deposits  . . . . . . . . . . . . . . . . . . . . . .       78,232       87,770
      Policyholder contract withdrawals   . . . . . . . . . . . . . . . . . . . .     (139,830)     (91,664)
      Principal payment on notes payable  . . . . . . . . . . . . . . . . . . . .          (51)        (402)
      Purchase of common stock for treasury   . . . . . . . . . . . . . . . . . .                      (500)
      Dividends on preferred shares   . . . . . . . . . . . . . . . . . . . . . .                    (7,825)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (4,550)
                                                                                   ----------   -----------
        Net cash used by financing activities   . . . . . . . . . . . . . . . . .     (61,649)      (17,171)
                                                                                   ----------   -----------
    Net increase (decrease) in cash and short-term investments  . . . . . . . . .     244,489       (94,893)
    Cash and short-term investments at beginning of period  . . . . . . . . . . .     229,522       366,922
                                                                                   ----------   -----------
    Cash and short-term investments at end of period  . . . . . . . . . . . . . .  $  474,011   $   272,029
                                                                                   ==========   ===========

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

         Earnings per share are computed by dividing earnings, less preferred dividend requirements, by the weighted average number of common shares outstanding. On January 27, 1995, the Company's Board of Directors authorized the suspension of the payment of dividends on the Company's Series 1986-A Preferred Stock until reinstated by action of the Board. The dividends on such preferred stock are cumulative; at June 30, 1995, preferred dividends in arrears aggregated $7.0 million, or $0.875 per share of preferred stock outstanding. Although neither declared nor paid during the six months ended June 30, 1995, such preferred dividends have been taken into consideration in the calculation of earnings (loss) per common share.

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

         On July 26, 1995, the Company sold to an unaffiliated third party its indirect wholly-owned subsidiary, Bankers Life Insurance Company of New York (Bankers New York), for $35.5 million. The operating results of Bankers New York are included in the consolidated operating results through June 30, 1995, and will be excluded in subsequent periods.

         In unrelated separate actions, the letters of intent previously entered into by the Company to sell Philadelphia American Life Insurance Company (PALICO) and Constitution Life Insurance Company (Constitution) were terminated because the parties could not reach final agreements on terms.

         On May 24, 1995, a letter of intent was entered into to sell the charter and licenses of the Company's indirect subsidiary Marquette National Life Insurance Company (Marquette) for $1,640,000 plus Marquette's statutory capital and surplus, subject to closing adjustments. Marquette is a direct wholly-owned subsidiary of Union Bankers Insurance Company (Union Bankers). This transaction is subject to, among other conditions, the negotiation and execution of a definitive agreement and receipt of required regulatory approvals.

         On August 4, 1995, a letter of intent was entered into to sell the realtors' errors and omissions line of business of the Company's indirect subsidiary Bankers Multiple Line Insurance Company (BML) for up to $1,100,000, subject to certain contingencies. BML is a direct wholly-owned subsidiary of Care Financial Corporation. This transaction is subject to, among other conditions, the negotiation and execution of a definitive agreement.

                          SOUTHWESTERN LIFE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


   3. Notes Payable:

         At June 30, 1995, the Company had notes payable due within one year of $59,806,000. Notes payable at June 30, 1995, and December 31, 1994 are summarized as follows:

                                                           1995      1994
                                                        --------- ---------
                                                           (In Thousands)
         11 1/4% Senior Subordinated Notes due 1996.    $ 256,101 $ 256,101
         11 1/4% Senior Subordinated Notes due 2003.       91,161    91,161
         9 1/2% unsecured note payable due 1996  . .       21,900    21,900
         Other . . . . . . . . . . . . . . . . . . .          181       232
                                                        --------- ---------
                                                        $ 369,343 $ 369,394
                                                        ========= =========

         At June 30, 1995, the Company held $22,399,000 principal amount of the 11 1/4% Senior Subordinated Notes due 1996 (Old Notes) which, at the Company's option, can be used to partially satisfy its $100,000,000 sinking fund obligation relative to such notes due December 1, 1995. In addition, an SLC subsidiary, Constitution, holds an additional $21,500,000 principal amount of Old Notes. Regulatory approval will be required to transfer these Old Notes to SLC in the form of a dividend. In determining the amount of notes payable due within one year as reflected in the consolidated balance sheet at June 30, 1995, it has been assumed that the aggregate $43,899,000 principal amount of the Old Notes held by SLC and its subsidiary will be available for sinking fund purposes and that the sinking fund requirement in 1995 after application of such Old Notes by the Company will total $56,101,000. At its option, the Company may alternatively determine to use sinking fund provisions in 1995 to retire up to $100,000,000 principal amount of the Old Notes at their par value.

         See "--Liquidity and Capital Resources of Parent Company" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q for information regarding the Company's currently projected deficiency in cash sources with which to meet its remaining 1995 debt obligations as they become due and the available alternatives which are being considered.

         At June 30, 1995, the Company had notes receivable totaling $27,000,000 from an unaffiliated third party, which is secured by the Company's note payable with a carrying value of $21,389,500. The Company has the right to set off its obligation against the notes receivable. In the accompanying balance sheets, the Company's notes receivable have been reflected net of amounts due under the note payable.

   4. Federal Income Taxes:

         The provision (credit) for income taxes on operating earnings (loss) consists of the following components:

                                                           Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                         ------------------------  ------------------------
                                                            1995         1994         1995         1994
                                                         -----------  -----------  -----------  -----------
                                                                           (In Thousands)
             Current tax expense (credit) . . . . . .    $       686  $   (12,148) $     1,623  $   (11,826)
             Deferred tax expense . . . . . . . . . .          3,909       19,851        4,072        7,315
                                                         -----------  -----------  -----------  -----------
                                                         $     4,595  $     7,703  $     5,695  $    (4,511)
                                                         ===========  ===========  ===========  ===========

                          SOUTHWESTERN LIFE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

    4. Federal Income Taxes (continued):

         A reconciliation of the income tax provisions based on the prevailing corporate income tax rate of 35% to the provisions reflected in the consolidated financial statements is as follows:

                                                           Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                       ------------------------  ------------------------
                                                          1995         1994         1995         1994
                                                       -----------  -----------  -----------  -----------
                                                                           (In Thousands)
             Computed expected income tax expense
               (credit) at statutory regular tax rate  $    (1,720) $     4,354  $    (2,145) $   (13,700)
             Amortization of excess cost  . . . . . .          221          840          442        1,679
             Increase in deferred income
               tax asset valuation allowance. . . . .        6,081        3,250        7,432        5,000
             Permanent loss of deductions from redemp-
               tion of company's equity securities  .                     4,532                     4,532
             Other  . . . . . . . . . . . . . . . . .           13       (5,273)         (34)      (2,022)
                                                       -----------  -----------  -----------  -----------
                 Income tax expense (credit)  . . . .  $     4,595  $     7,703  $     5,695  $    (4,511)
                                                       ===========  ===========  ===========  ===========

          Management has periodically assessed the ability of the Company's insurance subsidiaries to produce taxable income in future periods sufficient to fully utilize their operating book/tax temporary differences and tax loss carryforwards. These assessments have included actuarial projections under alternative scenarios of future profits on the existing insurance in force of the Company's insurance subsidiaries, including provisions for adverse deviation and assumptions regarding new business, adjusted to reflect the Company's anticipated debt service costs. Valuation allowances totaling $48,897,000 and $41,465,000 were provided against the Company's deferred tax assets at June 30, 1995 and December 31, 1994, respectively, to reflect the uncertainties of realizing all of the benefits of temporary differences and available tax loss carryforwards.

         Included in the deferred income tax asset at December 31, 1994 were tax effects totaling $29,809,000, associated with unrealized investment losses included in stockholders' equity. Substantially all of such unrealized investment losses were attributable to the Company's insurance subsidiaries' available for sale fixed maturity securities. At June 30, 1995, the Company's insurance subsidiaries had unrealized investment gains relative to such securities and the deferred tax asset was reflected net of an $8,674,000 deferred tax liability applicable to such unrealized gains.

   5. Commitments, Litigation and Contingent Liabilities:

         The Company and its subsidiaries have been under examination by the Internal Revenue Service (IRS) for the tax years 1986 through 1992. In 1994, the IRS issued Notices of Proposed Deficiencies in the amount of $127.7 million to the Company's insurance subsidiaries for the tax years 1986 through 1989. In July 1995, the Company agreed to settle this matter by paying $31.8 million of additional income taxes and $32.2 million of interest. The Company is indemnified by the third party seller of certain former and presently owned subsidiaries relative to approximately $20.2 million of the additional taxes and $8.9 million of interest and is in the process of attempting to recover such amounts under provisions of the indemnification. In addition, upon settlement, the Company will be entitled to $10.3 million in additional alternative minimum tax carryovers and a subsidiary of the Company will be entitled to recover $6.6 million in previously paid income taxes through the carryback of certain net operating losses. As a result of amounts accrued in prior periods relative to this settlement and assuming the full recovery of amounts due under the previously discussed indemnification, the net effect of the settlement has been reflected in the Company's financial statements as of June 30, 1995.

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

         As discussed in SLC's 1994 Annual Report, SLC's subsidiary, Modern American Life Insurance Company (Modern American), was a defendant in two lawsuits described therein as the Castle case and the Meyer case. SLC had also been named as a defendant in the Castle case. On July 28, 1995, SLC and Modern American agreed in principle to settle both of these cases by agreeing to pay the plaintiffs $4.0 million in cash and by SLC issuing a $3.0 million unsecured promissory note due in a single payment in December 1997 and bearing interest at the prime rate. The settlement of the Castle case is subject to approval by the Circuit Court of Jackson County, Missouri. The Meyer case would be dismissed with prejudice upon the payment of the $4.0 million cash portion of the settlement. At year-end 1994, the Company provided a $4.0 million litigation reserve relative to these cases, and the remaining $3.0 million settlement expense has been reflected through a charge to operating results for the three months and the six months ended June 30, 1995.

         Reference is hereby made to Item 1, "Legal Proceedings," of Part II of this Form 10-Q for a discussion of certain other outstanding litigation involving the Company and certain of its subsidiaries.

         Various other lawsuits and claims are pending against the Company and its subsidiaries. Based in part upon the opinion of counsel as to the ultimate disposition of the above discussed and other matters, management believes that the liability, if any, will not be material.

   6. Realized Investment Gains (Losses):

         Following is an analysis of the major components of gains (losses) on investments:

                                                           Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                         ------------------------  ------------------------
                                                             1995        1994         1995         1994
                                                         -----------  -----------  -----------  -----------
                                                                           (In Thousands)
             Fixed maturity securities  . . . . . . .    $     1,594  $       225  $     1,652  $     2,245
             Limited partnerships . . . . . . . . . .            952                     2,758
             Collateralized mortgage obligations  . .                                               (46,448)
             Equity securities  . . . . . . . . . . .                         740                      (485)
             Other  . . . . . . . . . . . . . . . . .              6         (292)         149         (413)
                                                         -----------  -----------  -----------  -----------
                                                         $     2,552  $       673  $     4,559  $   (45,101)
                                                         ===========  ===========  ===========  ===========

          Collateralized mortgage obligation (CMO) writedowns in 1994 included $46,448,000 of other than temporary writedowns of derivative CMO investments in Fund America Investors Corporation II and the Secured Investors Secured Trust 1993-1, which was discussed in detail in the Company's 1994 Annual Report.

                          SOUTHWESTERN LIFE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


   7. Other Operating Expenses:

         Following is a summary of the major items included in other operating expenses:

                                                           Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                         ------------------------  ------------------------
                                                             1995        1994         1995         1994
                                                         -----------  -----------  -----------  -----------
                                                                           (In Thousands)
             Nondeferrable commissions  . . . . . . .    $     5,196  $     9,533  $    11,252  $    19,603
             General and administrative expenses  . .         18,789       20,444       36,476       44,153
             Taxes, licenses and fees . . . . . . . .          4,258        4,892        8,172        8,593
             Provision for litigation settlement  . .          3,000                     3,000
                                                         -----------  -----------  -----------  -----------
                                                         $    31,243  $    34,869  $    58,900  $    72,349
                                                         ===========  ===========  ===========  ===========

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

   Liquidity and Capital Resources of Operating Companies

         The primary sources of liquidity for SLC's insurance subsidiaries include operating cash flows and short-term investments. Exclusive of withdrawals by holders of guaranteed investment contracts ("GICs") as discussed below, the net cash provided by operating activities and by policyholder contract deposits, after the payment of policyholder contract withdrawals, benefits and operating expenses, for the six months ended June 30, 1995 and 1994 totaled approximately $35.3 million and $38.8 million, respectively. SLC believes that its short-term investments are readily marketable and can be sold quickly for cash. Cash and short-term investments of SLC's subsidiaries totaled $432.4 million or 17% at June 30, 1995 and $212.8 million, or 9% of consolidated investments, at year-end 1994.

         The principal requirement for liquidity of SLC's insurance subsidiaries is their contractual obligations to policyholders, including policy loans, payments of benefits and claims, and general operating expenses.

         In each of 1992, 1993 and 1994 and in January 1995, the claims paying ratings assigned to certain of SLC's subsidiaries by various nationally recognized statistical ratings organizations were lowered. Prior to 1995, and except for withdrawals made by certain GIC holders, management believes SLC's subsidiaries had not experienced more than normal policy surrenders and withdrawals as a result of these ratings downgrades. In January 1995, SLC announced the indefinite suspension of dividends on its $1.75 Convertible Exchangeable Preferred Stock, Series 1986-A ("1986-A Preferred Stock"), and steps being contemplated by SLC's Board of Directors to strengthen the holding company's capital structure and reduce outstanding debt and fixed charges. Management believes that primarily as a result of these announcements, subsequent downgrades in credit and claims paying ratings, and the similarity between the holding company's name and that of its largest insurance subsidiary, Southwestern Life Insurance Company ("Southwestern Life"), surrender activity relative to the life insurance and annuity businesses of Southwestern Life and, to a lesser extent, the Company's other insurance subsidiaries has increased above comparable periods in 1994.

         The following table sets forth cash withdrawals of policyholder account balances and surrenders of traditional life insurance policies, including partial surrenders, net of applicable surrender charges and penalties, for the periods indicated:

                                                        Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                     ------------------------  ------------------------
                                                         1995         1994         1995         1994
                                                     -----------  -----------  -----------  -----------
                                                                           (In Thousands)
             Individual life insurance:
               Retained business  . . . . . . . . . .$    24,574  $    19,516  $    46,599  $    37,692
               Business to be divested (1). . . . . .      2,118        3,496        5,958        7,208
                                                     -----------  -----------  -----------  -----------
                 Total  . . . . . . . . . . . . . . .$    26,692  $    23,012  $    52,557  $    44,900
                                                     ===========  ===========  ===========  ===========
             Accumulation products:
               Guaranteed investment contracts  . . .$     4,091  $    21,870  $    21,014  $    49,956
               Annuities  . . . . . . . . . . . . . .     45,670       13,040       74,585       27,021
                                                     -----------  -----------  -----------  -----------
                 Total  . . . . . . . . . . . . . . .$    49,761  $    34,910  $    95,599  $    76,977
                                                     ===========  ===========  ===========  ===========

             ____________________
             (1) Represents business expected to be divested in connection with the sale of Bankers New York and the proposed sale of Integrity National.

          In 1993, an SLC subsidiary specializing in the writing and issuance of GICs withdrew from the GIC marketplace. Subsequent to that time, the subsidiary offered to voluntarily terminate substantially all of its existing GIC business. Withdrawals in 1995 include $6.2 million in voluntary GIC terminations and $14.8 million in scheduled maturities which were not reinvested with the subsidiary. Withdrawals in 1994 represent scheduled maturities of GICs which were not reinvested with the subsidiary.

         Annuity surrenders have increased significantly in 1995 as compared to 1994, primarily as a result of the downgrades in claims paying ratings. Surrenders of annuities in the 1995 second quarter exceeded those in the 1995 first quarter by $16.8 million. Substantially all of the increase was due to the surrender of the Company's two largest group deposit pension accounts, which had been in process for several months.

         Because of their available liquidity, SLC's insurance subsidiaries have not encountered any difficulty in meeting their obligations relative to these withdrawals and surrenders. SLC's subsidiaries maintain significant levels of cash and short-term investments and approximately two-thirds of their investment portfolios are comprised of readily marketable, investment-grade fixed maturity investments. In management's estimate, substantially all of the net surrender values of the Company's insurance policies in force at June 30, 1995, could be met through the liquidation of such investments, if required. Accordingly, management is confident that SLC's insurance subsidiaries have the capacity to meet all of their policyholder obligations as they become due.

         Certain of SLC's insurance subsidiaries have ceded blocks of insurance to unaffiliated reinsurers for enhancing their levels of surplus and other purposes. Statutory surplus provided by such treaties before tax effects totaled $48.8 million at June 30, 1995, compared with $57.8 million at December 31, 1994.

   Liquidity and Capital Resources of Parent Company

         The primary sources of liquidity for SLC include dividends from both its insurance and non-insurance subsidiaries, and earnings on invested assets.

         SLC's principal needs for liquidity are debt service and, to a lesser extent, preferred dividend requirements. SLC's consolidated indebtedness totaled $369.3 million at June 30, 1995 and $369.4 million at December 31, 1994. Substantially all indebtedness of SLC was incurred in connection with acquisitions of subsidiaries in periods prior to 1987, including unsecured subordinated debt, a portion of which was exchanged for new debt in 1993.

         For the six months ended June 30, 1995, the pretax operating earnings of SLC and its subsidiaries were insufficient to cover SLC's debt service by approximately $11.3 million, and would have been insufficient to cover both SLC's debt service and preferred dividend requirements by approximately $22.1 million. As previously reported, on January 27, 1995, SLC's Board of Directors authorized the suspension of the payment of dividends on the Company's 1986-A Preferred Stock until reinstated by action of the Board. However, the 1986-A Preferred Stock has cumulative dividend rights. At June 30, 1995 such dividends were $7.0 million in arrears. See Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth the current projection of SLC's cash sources and requirements for 1995.

                                                                Projected
                        (Dollars In Millions)                      1995
        -----------------------------------------------------------------
        Cash sources:
           Sale of Integrity National . . . . . . . . . . .       $ 9.6
           Dividends from non-insurance subsidiaries  . . .         2.2
           Investment income  . . . . . . . . . . . . . . .         4.8
           Other  . . . . . . . . . . . . . . . . . . . . .         5.9
        -----------------------------------------------------------------
              Total sources . . . . . . . . . . . . . . . .        22.5
        -----------------------------------------------------------------
        Cash requirements/uses:
           Subordinated debt sinking fund and unaffiliated
             principal payments (1) . . . . . . . . . . . .        59.8
           Operating expenses . . . . . . . . . . . . . . .         3.6
           Interest . . . . . . . . . . . . . . . . . . . .        46.6
           Contribution to subsidiary . . . . . . . . . . .        12.0
           Other  . . . . . . . . . . . . . . . . . . . . .         1.8
        -----------------------------------------------------------------
             Total requirements/uses  . . . . . . . . . . .       123.8
        -----------------------------------------------------------------
        Net cash required during year . . . . . . . . . . .      (101.3)
        Cash and marketable securities available, beginning
          of year . . . . . . . . . . . . . . . . . . . . .        60.8
        -----------------------------------------------------------------
        Cash and marketable securities available
          (deficiency), end of year . . . . . . . . . . . .      $(40.5)
        -----------------------------------------------------------------

   ____________________
   (1) Based on the expectation that the $21.5 million of SLC subordinated debt held by Constitution Life Insurance Company will be available to SLC for meeting the sinking fund requirement. The transfer of these securities to SLC will require regulatory approval.

         In its Form 10-Q for the quarter ended March 31, 1995 and in its 1994 Annual Report, SLC had previously projected a cash deficiency for 1995 totaling $25.0 million. For the reasons set forth below, SLC has updated its projected 1995 cash deficiency to $40.5 million. In order to settle the IRS income tax audits for the years 1986 through 1989 and to fund the cash portion of the Castle and Meyer cases settlement, SLC anticipates that it will be required to make a capital contribution to its subsidiary, Modern American, totaling approximately $12.0 million. In addition, based on operating results for the first six months of 1995, SLC has reduced anticipated dividends from its non-insurance subsidiaries by $3.0 million and other cash sources by $0.5 million. The revised deficiency of $40.5 million assumes that during 1995 the Company successfully recovers $29.1 million, which amount the Company believes is owed by an independent third party pursuant to a preexisting tax indemnity obligation. If for any reason the indemnified amount is not collected, the Company's projected 1995 cash deficiency could total $69.6 million. See Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-Q for a more complete discussion of the Company's obligations to the IRS.

         As indicated in the above table, SLC does not currently have sufficient specifically projected cash sources to meet all of its 1995 cash requirements (which requirements do not include dividends on its 1986-A Preferred Stock because the payment of such dividends has been suspended), and SLC is severely limited regarding the amount of dividends that could be paid in 1995 by its insurance subsidiaries in the absence of regulatory approval. Since January 1995, SLC has sought to sell several of its nonstrategic subsidiaries in order to generate additional liquidity. As of August 14, 1995, only one of such sales, that of Bankers New York, had been consummated and only one other, that of Integrity National for $9.6 million, is evidenced by a definitive agreement. Letters of intent to sell PALICO and Constitution were terminated because the parties could not reach agreement on definitive terms. Letters of intent to sell the charter and licenses of Marquette and the realtors' errors and omissions line of business of BML have been signed. See Note 2 of Notes to Consolidated Financial Statements elsewhere in this Report on Form 10-Q. The proceeds from the sale of Integrity National are included as a source of cash in the preceding projection because such subsidiary is directly owned by SLC. The $35.5 million of proceeds from the sale of Bankers New York on July 26, 1995 (see Note 2 of Notes to Consolidated Financial Statements) have not been included because such subsidiary had been directly owned by Southwestern Life and the distribution of any portion of the proceeds would require regulatory approval. Efforts continue to evaluate possible transactions or other actions that would permit SLC to access the value of BML in excess of acceptable capital requirements. No assurance can can be given as to (1) whether dividends from SLC's insurance subsidiaries would receive regulatory approval, (2) whether the aforementioned tax indemnity will be collected during 1995, or (3) when or if any of the transactions involving Integrity, Marquette or BML will be completed. Also, at the present time the Company has not developed its plans for dealing with the $222 million of indebtedness coming due in late 1996. These circumstances raise substantial doubt about the parent company's ability to continue as a going concern, and the interim consolidated financial statements do not include any adjustments that might result from the outcome of these developments.

         Earlier this year, the Company initiated the development of a plan to deal with its existing indebtedness and improve its capital structure. As a result of the efforts of the Company's investment advisor, Donaldson, Lufkin & Jenrette, to identify financially capable parties interested in participating in such a plan, certain parties indicated interest in acquiring one or more of the Company's core subsidiaries rather than investing in the Company. The expressions of interest received by the Company would involve the sale of, individually or in combination, Southwestern Life, Union Bankers, Constitution and all or portions of the business of BML. The Company intends to (1) consider soliciting additional expressions of interest, (2) pursue certain of the expressions of interest and (3) consider alternatives to the sale of one or more of the Company's core subsidiaries. There can be no assurance as to whether or when an acceptable sale or other alternative could be effected or whether either would produce sufficient resources to satisfy all of SLC's existing indebtedness and other obligations. Additionally, it is likely that any restructuring plan involving SLC would result in the substantial dilution of its existing stockholders, especially its common stockholders, and could possibly result in a change in control of SLC. Also, any transaction would likely be subject to the satisfaction of a number of conditions outside of the Company's control, including the approval of the transaction and its component parts by the insurance departments of several states, and may require the consent of the Company's creditors and its stockholders. Finally, the Company has not determined, in the event any acceptable transaction or strategy is successful, in what manner the available cash proceeds, if any, would be applied.

         If the Company fails to meet any of its 1995 debt obligations, such failure could result in a default on one or more of such obligations and the holder thereof would be entitled to exercise certain remedies, including accelerating the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. The Company is examining and considering the range of available alternatives for effecting a transaction and avoiding the exercise of creditors' remedies.

   Investments

         At June 30, 1995, SLC reflected unrealized investment gains of $16,108,000 and at December 31, 1994, reflected unrealized investment losses of $55,359,000. Following is an analysis of the major components of such unrealized gains (losses):

                                                                               June 30,     December 31,
                                                                                 1995           1994
                                                                            -------------  -------------
                                                                                     (In Thousands)
             Available for sale fixed maturity securities . . . . . . . . . $      19,871  $    (101,029)
             Equity securities  . . . . . . . . . . . . . . . . . . . . . .         2,894          1,023
             Equity in unrealized gains of limited partnerships . . . . . .         1,900          5,424
             Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,413            329
                                                                            -------------  -------------
                                                                                   26,078        (94,253)
             Less effect on other balance sheet accounts:
               Deferred policy acquisition costs  . . . . . . . . . . . . .        (2,237)        17,831
               Unearned revenue reserves  . . . . . . . . . . . . . . . . .           941         (8,745)
                                                                            -------------  -------------
             Gross unrealized investment gains (losses) . . . . . . . . . .        24,782        (85,167)
             Deferred income taxes  . . . . . . . . . . . . . . . . . . . .        (8,674)        29,808
                                                                            -------------  -------------
                 Net unrealized investment gains (losses) . . . . . . . . . $      16,108  $     (55,359)
                                                                            =============  =============

         The difference between amortized cost and fair value of SLC's available for sale fixed maturity securities improved from an approximate $101.0 million unrealized loss at year-end 1994 to an approximate $19.9 million unrealized gain at June 30, 1995, or a net change of $120.9 million. The improvement was primarily attributable to declining long-term interest rates experienced during the period.

         Unless determined to be other than temporary, changes in the fair values of available for sale fixed maturity securities have no effect on SLC's reported results of operations, but can have a volatile effect on stockholders' equity and book value per common share, as the carrying values of available for sale fixed maturity securities are adjusted in SLC's balance sheet to their fair values at each reporting date through a charge or credit to stockholders' equity. Following is an analysis of gross unrealized investment gains and losses on available for sale fixed maturity securities as of June 30, 1995 and December 31, 1994:

                                                                              June 30,     December 31,
                                                                                1995          1994
                                                                           -------------  -------------
                                                                                     (In Thousands)
             Gross unrealized gains . . . . . . . . . . . . . . . . . . . .$      46,517  $       3,222
             Gross unrealized losses  . . . . . . . . . . . . . . . . . . .      (26,646)      (104,251)
                                                                           -------------  -------------
               Net unrealized gains (losses). . . . . . . . . . . . . . . .$      19,871  $    (101,029)
                                                                           =============  =============

          The following table sets forth the carrying value and quality for each of the two categories of fixed maturity securities as of June 30, 1995, classified in accordance with the rating assigned by Standard & Poor's Corporation ("S&P") or, if not rated by S&P, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC"), with Class 1 treated as A, Class 2 treated as BBB-, Class 3 treated as BB-and Classes 4, 5 and 6 treated as B and below (in millions):

                                                                                                          Percent
                                                                               Held to        Total        Total       Percent
                                                                Available    Maturity at      Fixed        Fixed      of Total
                                                               for Sale at    Amortized     Maturity     Maturity     Invested
    Investment Quality                                         Fair Value       Cost       Securities   Securities     Assets
    --------------------------------------------------------------------------------------------------------------------------
    AAA   . . . . . . . . . . . . . . . . . . . . . . . .     $    613,146    $   1,405  $    614,551     39.4%        24.7%
    AA    . . . . . . . . . . . . . . . . . . . . . . . .          165,212                    165,212     10.6          6.7
    A     . . . . . . . . . . . . . . . . . . . . . . . .          363,757                    363,757     23.3         14.6
    BBB+  . . . . . . . . . . . . . . . . . . . . . . . .           75,764                     75,764      4.8          3.1
    BBB   . . . . . . . . . . . . . . . . . . . . . . . .          134,566        7,556       142,122      9.1          5.7
    BBB-  . . . . . . . . . . . . . . . . . . . . . . . .          100,850                    100,850      6.5          4.1
                                                              ------------    ---------  ------------    -----         ----
      Total investment-grade  . . . . . . . . . . . . . .        1,453,295        8,961     1,462,256     93.7         58.9
                                                              ------------    ---------  ------------    -----         ----
    BB+   . . . . . . . . . . . . . . . . . . . . . . . .           33,759                     33,759      2.2          1.3
    BB and BB-  . . . . . . . . . . . . . . . . . . . . .           35,105                     35,105      2.2          1.4
    B and below . . . . . . . . . . . . . . . . . . . . .           22,718        6,344        29,062      1.9          1.2
                                                              ------------    ---------  ------------    -----         ----
      Total noninvestment-grade   . . . . . . . . . . . .           91,582        6,344        97,926      6.3          3.9
                                                              ------------    ---------  ------------    -----         ----
         Total fixed maturities . . . . . . . . . . . . .     $  1,544,877    $  15,305  $  1,560,182    100.0%        62.8%
                                                              ============    =========  ============    =====         ====
    --------------------------------------------------------------------------------------------------------------------------

        Fixed maturity securities classified as held to maturity are principally private placement corporate securities and gross unrealized losses on such investments totaled $2.6 million as of June 30, 1995.

         The amortized cost and fair value of noninvestment-grade fixed maturity securities totaled $99.7 million and $91.3 million, respectively, at June 30, 1995.

         During the six months ended June 30, 1995, net investment income increased $62.6 million, or 76%, as compared to the corresponding period in 1994. Net investment income includes 1) earnings on surplus investments and assets invested to support the reserve liabilities of the Company's traditional and interest-sensitive life and health insurance products (general investment portfolio) and 2) investment activity related to separately held assets supporting a GIC product, the credited rate on which is indexed to the Standard & Poor's 500 Stocks Composite Average ("S&P 500"). Assets supporting the S&P 500 GIC product include, among other investments, put and call options on various equity based index futures, including the S&P 500. The return on such investments is highly volatile and, under certain market conditions, such as the overall decline in equity markets experienced in the first six months of 1994, can result in investment losses, or negative investment yields. The negative investment yield experienced in the first six months of 1994 on the assets supporting the indexed GIC product was more than offset by a reduction in GIC benefits as discussed below under Results of Operations.

          In 1995, the substantial increase in the S&P 500 resulted in a large increase in investment income that is largely offset by a corresponding increase in policyholder benefits. Following is a summary of investment income (loss) for the two categories of investments as described above:

                                                             Three Months Ended        Six Months Ended
                                                                   June 30,                 June 30,
                                                          -----------------------  ------------------------
                                                             1995         1994         1995         1994
                                                         -----------  -----------  -----------  -----------
                                                                             (In Thousands)
           General investment portfolio . . . . . . . .  $    46,221  $    53,010  $    91,767  $    93,543
           Investments supporting indexed GIC product .       28,132        1,138       57,885       (6,907)
                                                         -----------  -----------  -----------  -----------
           Gross investment income  . . . . . . . . . .       74,353       54,148      149,652       86,636
           Less investment expenses . . . . . . . . . .       (2,188)      (2,151)      (5,063)      (4,632)
                                                         -----------  -----------  -----------  -----------
             Net investment income  . . . . . . . . . .  $    72,165  $    51,997  $   144,589  $    82,004
                                                         ===========  ===========  ===========  ===========

          Yields on the general investment portfolio averaged 7.75% for the six months ended June 30, 1995, as compared to 7.15% for the comparable period in 1994. The decrease in investment income from the general investment portfolio for the three months ended June 30, 1995 versus the comparable 1994 period was attributable, in part, to a $3.9 million payment-in-kind dividend received on the preferred stock of a former affiliate, Consolidated Fidelity Life Insurance Company (CFLIC) and a $2.0 million fee received upon the prepayment of certain notes by Financial Benefit Group during the three months ended June 30, 1994.

   Results of Operations

         Following is a condensed summary of results by major sources of income and expense:

                                                               Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                            ------------------------  ------------------------
                                                                1995         1994         1995         1994
                                                            -----------  -----------  -----------  -----------
                                                                               (In Thousands)
      Operating earnings before realized investment gains
         (losses), amortization of excess cost, corporate
         interest expense and provision for income taxes.   $     4,539  $    26,830  $    13,324  $    35,864
      Realized investment gains (losses). . . . . . . . .         2,552          673        4,559      (45,101)
      Amortization of excess cost . . . . . . . . . . . .          (631)      (2,398)      (1,263)      (4,796)
      Corporate interest expense  . . . . . . . . . . . .       (11,375)     (12,664)     (22,750)     (25,109)
      Income tax (expense) benefit. . . . . . . . . . . .        (4,595)      (7,703)      (5,695)       4,511
                                                            -----------  -----------  -----------  -----------
      Net earnings (loss) . . . . . . . . . . . . . . . .   $    (9,510) $     4,738  $   (11,825) $   (34,631)
                                                            ===========  ===========  ===========  ===========

        For the six months ended June 30, 1995, premium income and other considerations decreased $39.7 million, or 17%, as compared to the corresponding period in 1994. Following is a summary of premiums by major line of business for each of the respective periods:

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                         ------------------------  ------------------------
                                                             1995         1994         1995         1994
                                                         -----------  -----------  -----------  -----------
                                                                           (In Thousands)
             Individual life and annuity  . . . . . .    $    34,026  $    31,548  $    62,859  $    61,519
             Individual health  . . . . . . . . . . .         51,821       54,316      104,613      108,610
             Group  . . . . . . . . . . . . . . . . .         10,059       27,267       22,555       59,576
                                                         -----------  -----------  -----------  -----------
                                                         $    95,906  $   113,131  $   190,027  $   229,705
                                                         ===========  ===========  ===========  ===========

         Following is a summary of policyholder benefits by major business segment:

                                                         Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                      ------------------------  ------------------------
                                                          1995         1994         1995         1994
                                                      -----------  -----------  -----------  -----------
                                                                           (In Thousands)
             Individual life and annuity  . . . . . . $    41,608  $    40,210  $    75,474  $    76,964
             Individual health  . . . . . . . . . . .      39,930       35,925       82,847       75,595
             Accumulation products  . . . . . . . . .      35,652        5,388       69,726       (1,068)
             Group  . . . . . . . . . . . . . . . . .       6,062       18,061       13,302       38,778
                                                      -----------  -----------  -----------  -----------
                                                      $   123,252  $    99,584  $   241,349  $   190,269
                                                      ===========  ===========  ===========  ===========

          Group premium income and related group benefits declined significantly between the two periods primarily as a result of management's decision in late 1993 to de-emphasize sales of new group business. As previously discussed under "--Investments," the assets supporting a GIC product indexed to the S&P 500 produced negative investment yields, i.e., investment losses, in the first six months of 1994. As reflected in the preceding table, benefits attributed to the accumulation products segment were correspondingly reduced and resulted in negative benefit expense.

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

                                                              Three Months Ended        Six Months Ended
                                                                    June 30,                 June 30,
                                                            -----------------------  ------------------------
                                                                1995        1994         1995         1994
                                                            ----------- -----------  -----------  -----------
                                                                               (In Thousands)
      Revenues:
         Individual life insurance:
           Retained . . . . . . . . . . . . . . . . . . .   $    48,214 $    52,598  $    94,598  $    93,589
           Business to be divested (1). . . . . . . . . .        15,849       9,655       26,281       20,985
                                                            ----------- -----------  -----------  -----------
             Total  . . . . . . . . . . . . . . . . . . .        64,063      62,253      120,879      114,574
         Individual health insurance  . . . . . . . . . .        54,576      57,533      109,929      114,286
         Accumulation products  . . . . . . . . . . . . .        36,511      10,733       73,963       10,242
         Group life and health  . . . . . . . . . . . . .        12,295      32,193       27,240       67,770
         Corporate  . . . . . . . . . . . . . . . . . . .         5,547      11,673       10,498       17,005
         Realized investment gains (losses) . . . . . . .         2,552         673        4,559      (45,101)
                                                            ----------- -----------  -----------  -----------
                                                            $   175,544 $   175,058  $   347,068  $   278,776
      Operating earnings (loss):                            =========== ===========  ===========  ===========
         Individual life insurance:
           Retained . . . . . . . . . . . . . . . . . . .   $     7,401 $     7,895  $    15,531  $     6,949
           Business to be divested (1). . . . . . . . . .         1,307       1,563        1,660        2,334
                                                            ----------- -----------  -----------  -----------
             Total  . . . . . . . . . . . . . . . . . . .         8,708       9,458       17,191        9,283
         Individual health insurance  . . . . . . . . . .          (585)      5,859       (3,884)       7,585
         Accumulation products  . . . . . . . . . . . . .        (2,235)      1,425       (1,559)       5,280
         Group life and health  . . . . . . . . . . . . .           163      (1,197)      (1,376)        (640)
         Corporate  . . . . . . . . . . . . . . . . . . .        (1,512)     11,285        2,952       14,356
                                                            ----------- -----------  -----------  -----------
             Total pretax earnings before realized invest-
               ment gains (losses), amortization of excess
               cost and interest expense. . . . . . . . .   $     4,539 $    26,830  $    13,324  $    35,864
                                                            =========== ===========  ===========  ===========

      ____________________
      (1) Represents business to be divested in connection with the sale of Bankers New York and the proposed sale of Integrity National.

     The following table sets forth new business sales (annualized first year premiums) attributed or allocated to each industry segment:

                                                           Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                         ------------------------  ------------------------
                                                             1995        1994          1995        1994
                                                         -----------  -----------  -----------  -----------
                                                                           (In Thousands)
             Individual life insurance:
               Retained business  . . . . . . . . . .    $     2,622  $     3,222  $     5,488  $     5,555
               Business to be divested (1). . . . . .          9,090        2,363       13,119        6,229
                                                         -----------  -----------  -----------  -----------
                 Total  . . . . . . . . . . . . . . .         11,712        5,585       18,607       11,784
             Individual health insurance  . . . . . .         10,150       12,356       21,016       27,427
             Accumulation products  . . . . . . . . .          8,352       15,399       22,750       31,233
             Group life and health  . . . . . . . . .            210        2,566          506        6,669
                                                         -----------  -----------  -----------  -----------
                                                         $    30,424  $    35,906  $    62,879  $    77,113
                                                         ===========  ===========  ===========  ===========

             ____________________
             (1) Represents business expected to be divested in connection with the sale of Bankers New York and the proposed sale of Integrity National. Included in the individual life insurance business being divested is annuity production of Bankers New York totaling $10.2 million and $4.0 million for the six months ended June 30, 1995 and 1994, respectively, and $7.6 million and $1.2 million for the three months ended June 30, 1995 and 1994, respectively.

          Individual Life Insurance. Revenues of the individual life insurance segment increased from $114.6 million for the six months ended June 30, 1994, to $120.9 million for the same period in 1995, primarily as a result of a $2.8 million increase in investment income. Sales of new life insurance products totaled $18.6 million in the first six months of 1995, a 58% improvement over the corresponding period in 1994. Notwithstanding the improvement in sales, premium income for the individual life insurance segment increased only from $61.5 million in the first six months of 1994 to $62.9 million in the first six months of 1995, primarily reflecting the effects of an increase in lapses and surrenders of traditional life insurance policies. SLC's subsidiaries derive substantial revenues from their interest-sensitive and universal life products; however, for financial reporting purposes, these types of products are treated as deposit products and, therefore, premiums received are not reflected as a component of premium income.

         Pretax operating results of the individual life insurance segment improved from a gain of $9.3 million in the first six months of 1994 to a gain of $17.2 million in the corresponding period in 1995, primarily as a result of the increase in investment income discussed above and an improvement in mortality experience. Individual life insurance death benefits, which can vary significantly from quarter to quarter, totaled $33.7 million in the first six months of 1994, as compared to $29.7 million in the corresponding period in 1995.

         Individual Health Insurance. Revenues of the individual health insurance segment totaled $109.9 million in the first six months of 1995, as compared to $114.3 in the corresponding 1994 period, primarily reflecting a decline in individual health premium income totaling $4.0 million, or 3.7%. Sales of new health insurance products totaled $21.0 million in the first six months of 1995, as compared to $27.4 million in the same 1994 period, or a 23% decline in new sales. Substantially all of the decline was attributable to sales of comprehensive health products.

         The individual health insurance segment incurred a $3.9 million pretax operating loss in the first six months of 1995, as compared to pretax operating earnings of $7.6 million in the same 1994 period. Substantially all of the decline in pretax operating earnings was attributable to an increase in benefits incurred. Individual health benefits totaled $82.8 million in the first six months of 1995, as compared to $75.6 million in the corresponding 1994 period. The ratio of policy benefits to premiums earned increased from 69.6% in the first six months of 1994 to 79.2% in the first six months of 1995, primarily reflecting a deficiency in the premiums charged for the Company's Medicare supplement line of business and increased claims on a closed block of comprehensive health business. The Company has sought approval for substantial rate increases relative to its Medicare supplement business and has begun implementing such increases in the states in which it has obtained approvals. Due to delays in receiving approvals and the subsequent implementation of such rate increases, there was no significant effect realized in the 1995 first quarter, when losses in the individual health segment for the three months ended March 31, 1995 were $3.3 million. The loss in this segment declined to $0.6 million for the three months ended June 30, 1995 as some of the rate increases were implemented. The effects of remaining rate increases are expected to be realized in subsequent quarters.

         Accumulation Products. Revenues of the accumulation products segment increased significantly, from $10.2 million in the first six months of 1994 to $74.0 million in the 1995 period. Substantially all of the improvement in this segment's revenues were attributable to the $64.8 million increase in investment income between the two periods on the investments supporting an indexed GIC product, as previously discussed under "--Investments." Sales of annuities in the first six months of 1995 totaled $22.7 million, as compared to $31.2 million in the first six months of 1994.

         Pretax operating earnings of the accumulation products segment declined from $5.3 million in the first six months of 1994 to a $1.6 million loss in the same 1995 period. The decline in such operating earnings was primarily attributable to a decline in the profitability of the previously discussed indexed GIC product. A single indexed GIC, with an account balance of $292.0 million, matured on June 30, 1995, and a remaining indexed GIC, with an account balance of $50.7 million, is scheduled to mature in August 1995. Management does not anticipate that such GICs will be renewed, and, accordingly, the process of liquidating the long-term assets supporting the indexed GIC product began during the 1995 first quarter. Proceeds from such liquidations have been held in lower-yielding short-term investments during the intervening period, the yields on which have been insufficient to cover the interest required to be credited to such GICs.

         Group Insurance. Sales of new group insurance products declined significantly during 1994 and the decline has continued into 1995. In the first six months of 1995, sales totaled $0.5 million, as compared to $6.7 million in the corresponding 1994 period. The decline in sales was based on management's decision to de-emphasize growth in the group insurance segment due to losses incurred in 1993 and 1994 by the Company's primary group insurance company, PALICO. Revenues of the group segment have correspondingly declined from $67.1 million in the first six months of 1994 to $27.2 million in the 1995 period as PALICO has terminated unprofitable business.

         Pretax operating results of the group segment declined from a loss of $0.6 million in the first six months of 1994 to a loss of $1.4 million in the first six months of 1995. The ratio of group benefits incurred to premiums earned declined from 65.1% in the 1994 period to 59.0% in the 1995 period. However, expenses of the group segment, including operating expenses, loss adjustment expenses, commissions and premium taxes, as a percentage of earned premiums has increased from approximately 49.7% in the first six months of 1994 to 67.9% in the corresponding 1995 period. The higher expense ratio reflects, in part, costs associated with closing down and consolidating certain of PALICO's claims paying offices and administrative services only operations.

         Corporate. Corporate revenues, primarily investment income of the parent company and earnings on surplus investments, declined from $17.0 million in the first six months of 1994 to $10.5 million in the corresponding 1995 period. In the second quarter of 1994, the Company recorded a pretax gain of approximately $8.7 million as a result of the termination of certain reinsurance arrangements and other transactions with CFLIC.

         Realized Investment Gains (Losses). Realized investment gains totaled $4.6 million in the first six months of 1995, as compared to realized investment losses totaling $45.1 million in the same period of 1994. Of the 1995 gains, $2.8 million represented gains on the liquidation of two limited partnership interests. The realized losses in 1994 were substantially all attributable to $46.4 million of other than temporary writedowns of the Company's investments in two derivative CMOs, which were discussed in detail in SLC's 1994 Annual Report to Stockholders. See Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-Q for a comparative analysis of realized investment gains (losses).

         Amortization of Excess Cost (Goodwill). As reported at year-end 1994, the Company adopted an accounting change relative to its methodology for assessing the recoverability of goodwill. As a result of such accounting change, the Company reflected a charge to earnings totaling $210.7 million and reduced the balance of remaining goodwill by a corresponding amount. In addition, the Company reflected a writedown of other goodwill totaling $6.8 million. Accordingly, the charge to earnings for the amortization of excess cost was reduced approximately $3.5 million in the first six months of 1995 compared with the comparable 1994 period.

         Interest Expense and Preferred Dividend Requirements. Interest expense in the first six months of 1995 totaled $22.8 million, as compared to $25.1 million in the corresponding 1994 period. The decline was primarily attributable to the $18.2 million reduction in long-term notes payable between the periods. Preferred dividends totaled $7.8 million in the first six months of 1994. As previously discussed under "--Liquidity and Capital Resources of the

   Parent Company," SLC's Board of Directors has suspended the payment of dividends on the Company's 1986-A Preferred Stock. Accordingly, there are no preferred dividends reflected in the Company's Consolidated Statement of Earnings (Loss) for the six months ended June 30, 1995. However, because such preferred dividends are cumulative, the suspended dividends have been taken into consideration in the calculation of net loss per common share. See Note 1 of Notes to Consolidated Financial Statements.

         Income Tax Provisions and Deferred Income Tax Asset. The income tax expense for the six months ended June 30, 1995, totaled $5.7 million on a reported pretax loss of $6.1 million. This unusual relationship resulted from a $7.4 million increase in the deferred income tax asset valuation allowance based on management's assessment of SLC's ability to utilize its available tax loss carryforwards. For the comparable period in 1994, the Company reflected an income tax benefit totaling $4.5 million on a pretax loss of $39.1 million, or an effective income tax rate of 11.5%. The effective rate was lower than the expected rate due to the amortization of excess cost for which there are no income tax consequences and a $5.0 million increase in the deferred income tax asset valuation allowance. See
   Note 4 of Notes to Consolidated Financial Statements for an analysis of the various factors affecting the Company's income tax provisions.

         The Company's deferred income tax asset was reduced from $84.9 million at year-end 1994 to $42.3 million at June 30, 1995, primarily as a result of a $38.5 million reduction in deferred tax effects related to the change in pretax unrealized investment gains (losses), as previously discussed under "--Investments" and a $7.4 million increase in the deferred income tax asset valuation allowance.

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

                            PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.

         Reference is made to Item 3 of Part I of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994, in which the material legal proceedings affecting the Registrant were reported. The following is a description of recent developments in such reported proceedings:

               1. William D. Castle, et al v. Modern American Life Insurance Company, et al, Case No. CV-93-10275, (the "Castle" case) and Robert
         J. Meyer, et al, v. Jay Angoff, Director of the Missouri Department of Insurance and Modern American Life Insurance Company, Case No. CV-193-1331-CC, (the "Meyer" case): On July 28, 1995, the parties agreed in principle to settle both of these cases by a cash payment by Modern American in the amount of $4.0 million and the issuance of an unsecured promissory note by the Company in the amount of $3.0 million, bearing interest at the prime rate, payable in one installment in December 1997. The Meyer case will be dismissed with prejudice upon payment of the $4.0 million cash portion of the settlement. The settlement is subject to the execution of a definitive settlement agreement by the parties and approval of the settlement by the Jackson County, Missouri Circuit Court.

               2. Mutual Security Life Insurance Company, by Its Liquidator, John F. Mortell v. James M. Fail, Emily S. Fail, Jack A. Gochenaur, Alvin R. Townsend, Sr., Janice T. Townsend, Charles D. Casper, Harry
         T. Carneal, Clifford G. Smith, Katheryn F. Smith, Thomas K. Pennington, Michael Boedeker, Melvin R. Schock, Lifeshares Group, Inc., LSC-Marketing, Inc., Lifeshares Services Company, Michael S. Lang, Lang Associates, Inc., Beta Financial Corporation, The Oklahoma Bank, Robert T. Shaw, Consolidated National Corporation, I.C.H. Corporation, Bankers Life and Casualty Company, Marquette National Life Insurance Company, Robert L. Beisenherz, Marilyn Beisenherz, Theodore L. Kessner, and Crosby, Guenzel, Davis, Kessner & Kuester, United States District for the Southern District of Indiana, Indianapolis Division, Case No. IP94-0001-C-M/S (the "Mutual Security" case). On April 20, 1995, the United States District Court for the Southern District of Indiana granted defendants' Motion for Summary Judgment regarding plaintiff's allegations in its Second Amended Complaint of violations of the Racketeer Influenced & Corrupt Organization Act ("RICO"), 18 U.S.C. Section 1961 et seq. The Company believes it has meritorious defenses to the Mutual Security case and the related second suit currently also pending in the United States District Court in the Southern District of Indiana, Case No. IP94-1934-C-M/S, and intends to defend each suit vigorously.

               3. Charles Opitz, et al v. Robert L. Beisenherz, et al, Civil Action No. 3:95-CV-0516-G, United States District Court for the Northern District of Texas, Dallas Division. The Opitz Plaintiffs originally sued Southwestern Life and the individual Defendants. On June 12, 1995, Southwestern Life and the individual Defendants moved to dismiss Plaintiffs' Complaint. Thereafter, on July 3, 1995, the Opitz Plaintiffs filed their First Amended Class Action Complaint ("Amended Complaint") naming SLC, Robert Beisenherz, C. Fred Rice, and James R. Kerber as Defendants. On July 6, 1995, the Court dismissed Southwestern Life and the late Charles Duncan from the Opitz case. On that same date, the Court stayed any further action on Defendants' Motion to Dismiss. In addition, pursuant to an Order entered July 28, 1995, the Court has permitted SLC and the individual Defendants to withhold responding and moving to dismiss the Opitz Amended Complaint until the consolidation issue (described below) is resolved.

               4. David Golde, et al v. Daniel B. Gail, et al, Civil Action No. 3:95-CV-0626-G, United States District Court for the Northern District of Texas, Dallas Division. SLC and the individual Defendants moved to dismiss the Golde Class Action and Shareholder Derivative Complaint on June 12, 1995. On July 6, 1995, the Court stayed any further action on Defendants' Motion to Dismiss, including the filing of any response by the Golde Plaintiffs.

               5. Michael Sheniak, et al v. Southwestern Life Corporation, et al, Civil Action No. 3:95-CV-0627-G, United States District Court for the Northern District of Texas, Dallas Division. SLC and the individual Defendants moved to dismiss the Sheniak Class Action Complaint on June 12, 1995. On July 6, 1995, the Court stayed any further action on Defendants' Motion to Dismiss, including the filing of any response by the Sheniak Plaintiffs.

               6. Marion Antonicello v. Robert L Beisenherz, et al, Civil Action No. 3:95-CV-0696-G, United States District Court for the Northern District of Texas, Dallas Division. SLC and the individual Defendants moved to dismiss the Antonicello Class Action Complaint on June 12, 1995. On June 20, 1995, the Court on its own motion denied Defendants' Motion to Dismiss on procedural grounds. On June 30, 1995, SLC and the individual Defendants moved for reconsideration. The Antonicello Plaintiff has not yet responded to the Defendants' Motion for Reconsideration, nor has the Court ruled on that Motion at this time.

         Each of the cases numbered 3 through 6 above are now pending in the same Court in the Northern District of Texas. On July 20, 1995, all Plaintiffs in each of the lawsuits jointly moved to consolidate these four lawsuits into one action and proposed the entry of a Pretrial Order. The Plaintiffs have further signaled their intention to file an "Amended Consolidated Complaint," if the Court grants their consolidation motion. SLC and the individual Defendants are at this time opposed to consolidation and to the filing of any so-called Consolidated Amended Complaint. On
   July 27, 1995, all Defendants moved for a Protective Order to Stay Discovery in each lawsuit until such time as the Court resolves issues relating to the Defendants' respective Motions to Dismiss. Plaintiffs are opposed to such a stay of discovery and the Court has not yet ruled on Defendants' request. In addition, no activity relating to class certification is occurring in any of the lawsuits. All of the Defendants deny all of the allegations, believe they have meritorious defenses to all of the claims and intend to defend each of the foregoing cases vigorously.

               7. IRS Proceedings. The terms of the settlement with the IRS relative to the Notices of Proposed Deficiencies for the tax year 1986 through 1989 have been finalized, and the Company's insurance subsidiaries have agreed to pay additional income taxes and interest totaling $63.9 million. See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-Q.

         The Company has no developments to report for the quarter ended June 30, 1995 in any other previously reported legal proceeding.

   Item 3. Defaults Upon Senior Securities.

         (b) The payment of dividends on the Company's $1.75 Convertible Exchangeable Preferred Stock, Series 1986-A, has been suspended. As of the date of filing of this Report on Form 10-Q, the total amount of arrearage is $7,000,000.

   Item 6. Exhibits and Reports on Form 8-K.

         (a) The exhibits listed on the Index to Exhibits appearing on page 24 are filed herewith.

         (b) During the quarter ended June 30, 1995, SLC did not file any Reports on Form 8-K.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOUTHWESTERN LIFE CORPORATION



                                             By:/s/Glenn H. Gettier, Jr.
                                                ------------------------
                                                Glenn H. Gettier, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer



                                             By:/s/John T. Hull
                                                -------------------------
                                                John T. Hull
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Treasurer

   Date: August 14, 1995

                                INDEX TO EXHIBITS


   Exhibit                       Description                         Sequential
     No.                                                              Page No.
   ------- --------------------------------------------------------- ----------
    11.1   Computation  of Earnings (Loss) Per Share of Common Stock
           on Average Shares Outstanding and Fully Diluted Bases for
           the  Three  Months and Six Months Ended June 30, 1995 and
           1994  . . . . . . . . . . . . . . . . . . . . . . . . .       25

     27    Financial Data Schedule . . . . . . . . . . . . . . . .       26

                                                                  EXHIBIT 11.1

                          SOUTHWESTERN LIFE CORPORATION
             COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
              ON AVERAGE SHARES OUTSTANDING AND FULLY DILUTED BASES
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                       ----------------------------  ----------------------------
                                                           1995           1994           1995           1994
                                                       -------------  -------------  -------------  -------------
    Computation for statements of earnings (loss):
      Net earnings (loss)   . . . . . . . . . . . .    $      (9,510) $       4,738  $     (11,825) $     (34,631)
      Less dividends on preferred stock (A) . . . .           (3,500)        (3,500)        (7,000)        (7,825)
                                                       -------------  -------------  -------------  -------------
      Net earnings (loss) applicable to common stock   $     (13,010) $       1,238  $     (18,825) $     (42,456)
                                                       =============  =============  =============  =============
      Weighted average common shares outstanding. .       47,126,870     47,829,460     47,169,454     47,853,939
                                                       =============  =============  =============  =============
      Net earnings (loss) per common share  . . . .    $        (.28) $         .03  $        (.40) $        (.89)
                                                       =============  =============  =============  =============
    Additional computations (B):
      Weighted average common shares outstanding. .       47,126,870     47,829,460     47,169,454     47,853,939
      Incremental common shares applicable to common
         stock options based on the common stock daily
         average market price during the period . .                         528,046                       688,831
                                                       -------------  -------------  -------------  -------------
      Weighted average common shares, as adjusted .       47,126,870     48,357,506     47,169,454     48,542,770
                                                       =============  =============  =============  =============
      Weighted average common shares outstanding  .       47,126,870     47,829,460     47,169,454     47,853,939
      Incremental common shares applicable to common
         stock options based on the more dilutive of
         the common stock ending or daily average
         market price during the period . . . . . .                         528,046                       689,018
      Assumed conversion of convertible preferred
         shares . . . . . . . . . . . . . . . . . .        6,153,755      6,153,755      6,153,755      6,153,755
      Weighted average common shares, assuming         -------------  -------------  -------------  -------------
         full dilution  . . . . . . . . . . . . . .       53,280,625     54,511,261     53,323,209     54,696,712
      Net earnings (loss) applicable to common stock   =============  =============  =============  =============
         assuming conversion of convertible preferred
         stock  . . . . . . . . . . . . . . . . . .    $      (9,510) $       4,738  $     (11,825) $     (34,631)
                                                       =============  =============  =============  =============
      Earnings (loss) per common share:
         Average shares outstanding . . . . . . . .    $        (.28) $         .03  $        (.40) $        (.87)
                                                       =============  =============  =============  =============
         Fully diluted assuming conversion of all
         applicable securities (C). . . . . . . . .    $        (.18) $         .09  $        (.22) $        (.63)
                                                       =============  =============  =============  =============

         ____________________
    (A) For the three months and six months ended June 30, 1994, represents preferred dividends actually paid. For the three and six months ended, June 30, 1995, represents aggregate undeclared and unpaid cumulative preferred dividends applicable to such period.

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