Form 10-Q/A
period 1995-06-30
SOUTHWESTERN LIFE CORP
filed 1995-08-21
CIK 49588

==============================================================================

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

        For the transition period from ______________ to _______________

                           Commission File Number 1-7697
                           Southwestern Life Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                              43-6069928
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

             500 North Akard Street
                  Dallas, Texas                           75201
     (Address of principal executive offices)          (Zip code)

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

                         This filing contains 4 pages.

      This Amendment No. 1 amends Item 4 of Part II of the Form 10-Q of Southwestern Life Corporation for the quarter ended June 30, 1995.

==============================================================================

                         SOUTHWESTERN LIFE CORPORATION
                                   FORM 10-Q
                                     INDEX


                                                                       Page(s)
      PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders . . .  3

                         PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders of SLC was held May 25, 1995. At the Annual Meeting, stockholders voted on three matters:

            1. Election of Directors. All of the nominees to serve as members of the Board of Directors were reelected as directors. The following identifies each nominee by name and tabulates the votes cast in his election:

                                     Votes Cast FOR   Votes Cast AGAINST
              Glenn H. Gettier, Jr.    31,659,065          1,566,753
              Jon E.M. Jacoby          29,823,694          3,402,124
              James R. Kerber          32,140,771          1,085,047
              S. Leroy Stegner         32,190,051          1,035,767
              Keith A. Tucker          32,201,931          1,023,887
              Vernon R. Zimmerman      32,201,215          1,024,603

            2. Ratification of Coopers & Lybrand as Registrant's independent accountants for the 1995 fiscal year: 32,590,699 votes were cast FOR this proposal, 302,842 votes were cast AGAINST this proposal, and there were a total of 322,277 abstentions. There were no broker nonvotes.

            3. Matters incident to the Meeting: The motion to waive the reading of the minutes of the last meeting of stockholders and the motion to adjourn the meeting were carried by a unanimous voice vote.

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

                                          SOUTHWESTERN LIFE CORPORATION



                                          By:/s/Glenn H. Gettier, Jr.
                                             ------------------------
                                             Glenn H. Gettier, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer



                                          By:/s/John T. Hull
                                             ------------------------
                                             John T. Hull
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer

Date: August 21, 1995