Form 10-Q
period 1995-09-30
ICH CORP /DE/
filed 1995-11-14
CIK 49588

==============================================================================


                                   FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1995

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

                         Southwestern Life Corporation
             (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]    No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class and Title of                     Shares Outstanding
             Capital Stock                     as of November 14, 1995

     Common Stock, $1.00 Par Value                    47,036,485

                     Index to Exhibits appears on page 31.

                        This filing contains 55 pages.

==============================================================================

                              I.C.H. CORPORATION
                   (Formerly Southwestern Life Corporation)
                 (Debtor in Possession as of October 10, 1995)
                                   FORM 10-Q
                                     INDEX


                                                                 Page(s)
      PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Consolidated Balance Sheets at September 30, 1995
               and December 31, 1994  . . . . . . . . . . . . . . . .3

            Consolidated Statements of Earnings (Loss) for the
               Three Months and the Nine Months Ended
               September 30, 1995 and 1994  . . . . . . . . . . . . .4

            Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1995 and 1994 . . . . . . .5

            Notes to Consolidated Financial Statements  . . . . . . .6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . 15

      PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . 28

         Item 3.  Defaults Upon Senior Securities . . . . . . . . . 29

         Item 5.  Other Information . . . . . . . . . . . . . . . . 29

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . 29

      Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . 31

                                        PART I. FINANCIAL INFORMATION
                                        Item 1. Financial Statements
                                             I.C.H. CORPORATION
                                  (Formerly Southwestern Life Corporation)
                                (Debtor in Possession as of October 10, 1995)
                                         CONSOLIDATED BALANCE SHEETS
                                               (In Thousands)
                                                 (Unaudited)
                                                   ASSETS

                                                                               September 30,    December 31,
Investments:                                                                       1995             1994
  Fixed maturities:                                                           -------------    -------------

    Available for sale at fair value  . . . . . . . . . . . . . . . . . . .   $     133,494    $     376,403
    Held to maturity at amortized cost  . . . . . . . . . . . . . . . . . .          14,612           15,915
    Held by subsidiaries to be sold at amortized
      cost in 1995 and fair value in 1994   . . . . . . . . . . . . . . . .       1,157,651        1,262,464
  Equity securities, at fair value  . . . . . . . . . . . . . . . . . . . .           6,250           10,812
  Mortgage loans on real estate, at amortized cost  . . . . . . . . . . . .         118,706          127,047
  Real estate, at lower of cost or fair value   . . . . . . . . . . . . . .          48,704           57,068
  Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         154,422          172,108
  Collateral loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          70,293           76,466
  Investments in limited partnerships   . . . . . . . . . . . . . . . . . .          34,977           42,027
  Cash and short-term investments   . . . . . . . . . . . . . . . . . . . .         208,523          229,522
  Other invested assets   . . . . . . . . . . . . . . . . . . . . . . . . .           7,936            9,666
                                                                              -------------     ------------
    Total investments   . . . . . . . . . . . . . . . . . . . . . . . . . .       1,955,568        2,379,498
Due from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . . . . .         193,070          236,272
Notes and accounts receivable and uncollected premiums  . . . . . . . . . .           5,055            6,978
Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . .          25,717           31,825
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . .         133,994          208,952
Present value of future profits of acquired business  . . . . . . . . . . .          58,306           68,805
Deferred income tax asset . . . . . . . . . . . . . . . . . . . . . . . . .           5,764           84,862
Excess cost of investments in subsidiaries over net assets acquired,
  net of accumulated amortization . . . . . . . . . . . . . . . . . . . . .                           80,500
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          55,933           70,032
                                                                              -------------    -------------
                                                                              $   2,433,407    $   3,167,724
                                                                              =============    =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Insurance liabilities:
  Future policy benefits and other policy liabilities   . . . . . . . . .     $     767,862    $     894,100
  Universal life and investment contract liabilities  . . . . . . . . . .         1,201,724        1,692,013


Notes payable:
  Due within one year   . . . . . . . . . . . . . . . . . . . . . . . . . .          59,806           59,802
  Due after one year  . . . . . . . . . . . . . . . . . . . . . . . . . . .         334,122          330,592
Federal income taxes currently payable  . . . . . . . . . . . . . . . . . .          60,921           39,628
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         103,751          116,251
                                                                              -------------    -------------
                                                                                  2,528,186        3,132,386
Commitments and contingencies                                                 -------------    -------------
Stockholders' equity (deficit):
  Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . .           199,997          199,997
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            48,755           48,983
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .           125,872          126,583
  Net unrealized investment gains (losses), net of deferred income taxes.               874          (55,359)
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .          (465,959)        (279,265)
                                                                              -------------    -------------
                                                                                    (90,461)          40,939
  Notes receivable collateralized by common stock   . . . . . . . . . . .              (512)          (1,795)
  Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . . .            (3,806)          (3,806)
                                                                              -------------    -------------
                                                                                    (94,779)          35,338
                                                                              -------------    -------------
                                                                              $   2,433,407    $   3,167,724
                                                                              =============    =============

      The accompanying notes are an integral part of the financial statements.

                             I.C.H. CORPORATION
                   (Formerly Southwestern Life Corporation)
                (Debtor in Possession as of October 10, 1995)
                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                  ----------------------------  ----------------------------
                                                       1995           1994           1995           1994
                                                  -------------  -------------  -------------  -------------
Income:
  Premium income and other considerations   . .   $      83,134  $     103,001  $     273,161  $     332,706
  Net investment income   . . . . . . . . . . .          44,306         56,027        188,895        138,031
  Realized investment gains (losses)  . . . . .            (703)         3,725          3,856        (41,376)
  Equity in earnings of limited partnerships  .           3,655            937          5,566          1,780
  Other income (loss)   . . . . . . . . . . . .            (332)         3,266          5,650         14,591
                                                  -------------  -------------  -------------  -------------
                                                        130,060        166,956        477,128        445,732
                                                  -------------  -------------  -------------  -------------
Benefits, expenses and costs:
  Policyholder benefits   . . . . . . . . . . .          80,780        103,711        322,129        293,980
  Amortization of deferred policy acquisition
    costs and present value of future profits .          13,642         12,277         42,578         37,672
  Other operating expenses  . . . . . . . . . .          32,204         35,922         91,104        108,271
  Amortization of excess cost   . . . . . . . .             607          2,397          1,870          7,193
  Interest expense  . . . . . . . . . . . . . .          11,374         11,581         34,125         36,690
  Impairment of excess cost   . . . . . . . . .          75,830                        75,830
  Impairment of deferred policy acquisition
    costs and present value of future profits .          26,603                        26,603
  Net losses on sales of subsidiaries   . . . .           1,721                         1,721
                                                  -------------  -------------  -------------  -------------
                                                        242,761        165,888        595,960        483,806
                                                  -------------  -------------  -------------  -------------

Operating earnings (loss) before income taxes .        (112,701)         1,068       (118,832)       (38,074)
Income tax expense (credit) . . . . . . . . . .          62,167          1,213         67,862         (3,298)
                                                  -------------  -------------  -------------  -------------
Net loss  . . . . . . . . . . . . . . . . . . .        (174,868)          (145)      (186,694)       (34,776)
Less dividends on preferred stock . . . . . . .                         (3,500)                      (11,325)
                                                  -------------  -------------  -------------  -------------
Net loss applicable to common stock . . . . . .   $    (174,868) $      (3,645) $    (186,694) $     (46,101)
                                                  =============  =============  =============  =============
Weighted average shares outstanding . . . . . .      47,087,117     47,261,563     47,141,707     47,654,310
                                                  =============  =============  =============  =============
Net loss per common share . . . . . . . . . . .   $       (3.79) $        (.08) $       (4.18) $        (.97)
                                                  =============  =============  =============  =============

      The accompanying notes are an integral part of the financial statements.

                              I.C.H. CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Formerly Southwestern Life Corporation)
                (Debtor in Possession as of October 10, 1995)
            For the Nine Months Ended September 30, 1995 and 1994
                               (In Thousands)
                                 (Unaudited)

                                                                                    1995           1994
                                                                               -------------  -------------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (186,694) $     (34,776)
  Items not requiring (providing) cash:
    Adjustments related to universal life and investment products:
      Interest credited to account balances   . . . . . . . . . . . . . . . .        114,754         55,881
      Charges for mortality and administration  . . . . . . . . . . . . . . .        (45,955)       (53,211)
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .          4,918         13,266
    Increase (decrease) in future policy benefits   . . . . . . . . . . . . .         (5,005)         6,716
    Decrease (increase) in deferred policy acquisition costs  . . . . . . . .          5,376           (967)
    Increase (decrease) in currently payable income taxes   . . . . . . . . .         28,948        (18,228)
    Deferred income tax expense   . . . . . . . . . . . . . . . . . . . . . .         40,231          5,758
    Decrease in policy liabilities, other policyholder funds, accounts
      payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . .         (3,354)       (11,039)
    Decrease (increase) in notes and accounts receivable and accrued
      investment income   . . . . . . . . . . . . . . . . . . . . . . . . . .            788         (4,348)
    Realized investment (gains) losses  . . . . . . . . . . . . . . . . . . .         (3,856)        41,376
    Net loss on sales of subsidiaries   . . . . . . . . . . . . . . . . . . .          1,721
    Equity in undistributed earnings of limited partnerships  . . . . . . . .         (5,558)        (1,780)
    Impairment of excess cost   . . . . . . . . . . . . . . . . . . . . . . .         75,830
    Impairment of deferred policy acquisition costs and present
      value of future profits   . . . . . . . . . . . . . . . . . . . . . . .         26,603
    Gain on termination of reinsurance  . . . . . . . . . . . . . . . . . . .                        (8,735)
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,500)         3,060
                                                                               -------------  -------------
      Net cash provided (used) by operating activities  . . . . . . . . . . .         38,247         (7,027)
                                                                               -------------  -------------
Cash flows from investing activities:
  Sales and maturities of long-term invested assets   . . . . . . . . . . . .        974,605        690,142
  Purchases of fixed maturities   . . . . . . . . . . . . . . . . . . . . . .       (386,739)      (699,143)
  Purchases of other long-term invested assets  . . . . . . . . . . . . . . .       (301,275)       (92,277)
  Proceeds from sales of subsidiaries, net of cash disposed   . . . . . . . .         25,340
  Additional investment in CFLIC preferred stock  . . . . . . . . . . . . . .                       (21,078)
  Purchase of subsidiary, net of cash acquired  . . . . . . . . . . . . . . .                        (3,589)
  Cash received on reinsurance transactions   . . . . . . . . . . . . . . . .                        10,108
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (2,500)
                                                                               -------------  -------------
      Net cash provided (used) by investing activities  . . . . . . . . . . .        311,931       (118,337)
                                                                               -------------  -------------

Cash flows from financing activities:
  Policyholder contract deposits  . . . . . . . . . . . . . . . . . . . . . .        102,980        132,972
  Policyholder contract withdrawals   . . . . . . . . . . . . . . . . . . . .       (474,106)      (132,274)
  Principal payment on notes payable  . . . . . . . . . . . . . . . . . . . .            (51)        (4,919)
  Early retirement of subordinated debt   . . . . . . . . . . . . . . . . . .                       (10,081)
  Purchase of common stock for treasury   . . . . . . . . . . . . . . . . . .                          (500)
  Dividends on preferred shares   . . . . . . . . . . . . . . . . . . . . . .                       (11,325)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (4,550)
                                                                               -------------  -------------
    Net cash used by financing activities   . . . . . . . . . . . . . . . . .       (371,177)       (30,677)
                                                                               -------------  -------------
Net decrease in cash and short-term investments . . . . . . . . . . . . . . .        (20,999)      (156,041)
Cash and short-term investments at beginning of period  . . . . . . . . . . .        229,522        366,922
                                                                               -------------  -------------
Cash and short-term investments at end of period  . . . . . . . . . . . . . .  $     208,523  $     210,881
                                                                               =============  =============

      The accompanying notes are an integral part of the financial statements.

                              I.C.H. CORPORATION
                   (Formerly Southwestern Life Corporation)
                 (Debtor in Possession as of October 10, 1995)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES:

      On October 9, 1995, Southwestern Life Corporation changed its name to I.C.H. Corporation (the Company or ICH). On October 10, 1995, the Company and certain of its wholly-owned noninsurance subsidiaries, Facilities Management Installation, Inc. (FMI), SWL Holding Corporation (SWL Holding) and Care Financial Corporation (Care Financial), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (see Note 8 and Item 1 of Part II of this Report on Form 10-Q).

      The financial information included herein was prepared in conformity with generally accepted accounting principles, and such principles were applied on a basis consistent with those reflected in the 1994 Annual Report to Stockholders of the Company.

      The information furnished includes all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

      The disclosures in the notes presume that the users of the interim financial information have read or have access to the audited financial statements included in the Company's 1994 Annual Report to Stockholders.

      Earnings per share are computed by dividing earnings, less preferred dividend requirements, by the weighted average number of common shares outstanding. On January 27, 1995, the Company's Board of Directors authorized the suspension of the payment of dividends on the Company's Series 1986-A Preferred Stock until reinstated by action of the Board. The dividends on such preferred stock are cumulative; at September 30, 1995, preferred dividends in arrears aggregated $10.5 million, or $1.3125 per share of preferred stock outstanding. Although neither declared nor paid during the nine months ended September 30, 1995, such preferred dividends have been taken into consideration in the calculation of loss per common share.

      Previously reported amounts for 1994 have, in some instances, been reclassified to conform to the 1995 presentation.

2. ACQUISITIONS AND DISPOSITIONS:

      On October 9, 1995, the Company entered into a definitive agreement (the Agreement) to sell to Shinnecock Holdings Inc. (Shinnecock Holdings), an unaffiliated third party, ICH's indirect wholly-owned subsidiaries Southwestern Life Insurance Company (Southwestern Life), Union Bankers Insurance Company (Union Bankers), Constitution Life Insurance Company (Constitution) and Marquette National Life Insurance Company (Marquette) and to an affiliate of Shinnecock Holdings, Shinnecock Services Corp., substantially all of the assets of FMI (the Sales Transaction). Net proceeds from the sale are estimated at $202,000,000 in cash, subject to adjustment under certain circumstances. The Agreement provides for the distribution to ICH prior to closing of the $21,500,000 par value of ICH 11 1/4% Senior Subordinated Notes due 1996 held by Constitution. The consummation of the Sales Transaction is subject to, among other conditions, receipt of regulatory and Bankruptcy Court approvals. The difference between the carrying value of net assets of the companies to be sold and the expected proceeds from the sale of these subsidiaries is estimated to be approximately $140,850,000. As a result, remaining unamortized goodwill of $75,830,000, which relates to Southwestern Life, and deferred acquisition costs and present value of future profits of the subsidiaries to be sold of approximately $26,603,000 were considered impaired and charged to operating results. In addition, a valuation allowance of approximately $38,417,000 was established against the remaining deferred tax asset related to the companies to be sold and charged to income tax expense. Of the cash proceeds from the sale, $100,000,000 will be subject to certain escrow arrangements to protect the purchaser with respect to various indemnifications, including $67,000,000 to satisfy a pending tax settlement (see Note 4), and up to an additional $15,000,000 may be placed in escrow to secure obligations in respect of potential post-closing purchase price adjustments. In addition, the Company has agreed to withhold $50,000,000 from distribution to creditors or other claimants until the later of August 31, 1997, or the date at which all claims against the Company have been resolved, to the extent such claims are pending. Total assets and liabilities retained after the sale would be approximately $658,272,000 and $753,051,000, respectively.

                              I.C.H. CORPORATION
                   (Formerly Southwestern Life Corporation)
                 (Debtor in Possession as of October 10, 1995)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

      On January 12, 1995, the Company sold to an unaffiliated third party its indirect wholly-owned subsidiary, Southeast Title and Insurance Company (Southeast) for $2,071,000. The operating results of Southeast have been excluded from the consolidated operating results in 1995.

      On July 26, 1995, the Company sold to an unaffiliated third party its indirect wholly-owned subsidiary, Bankers Life Insurance Company of New York (Bankers New York), for $35,055,000. The operating results of Bankers New York are included in the consolidated operating results through June 30, 1995, and are excluded in subsequent periods.

      On September 22, 1995, the Company sold to an unaffiliated third party its entire ownership interest in its 98.8% owned subsidiary, Integrity National Life Insurance Company (Integrity National), for $8,956,000, subject to post closing adjustments. The operating results of Integrity National are included in the consolidated operating results through August 31, 1995, and are excluded in subsequent periods.

      On September 29, 1995, the realtors' errors and omissions line of business of the Company's indirect subsidiary, Bankers Multiple Line Insurance Company (BML), was sold for $400,000, subject to adjustment.

3. NOTES PAYABLE:

      At September 30, 1995, the Company had notes payable due within one year of $59,806,000. Notes payable at September 30, 1995, and December 31, 1994 are summarized as follows:

                                                                              1995           1994
                                                                          -------------  -------------
                                                                                 (In Thousands)

         11 1/4% Senior Subordinated Notes due 1996 . . . . . . . . . .   $     256,101  $     256,101
         11 1/4% Senior Subordinated Notes due 2003 . . . . . . . . . .          91,161         91,161
         9 1/2% unsecured note payable due 1996 . . . . . . . . . . . .          21,900         21,900
         10% Debentures due 2001  . . . . . . . . . . . . . . . . . . .          21,585         21,000
         Unsecured note payable due 1997, interest at prime . . . . . .           3,000
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             181            232
                                                                          -------------  -------------
                                                                          $     393,928  $     390,394
                                                                          =============  =============

      At September 30, 1995, the Company held $22,399,000 principal amount of the 11 1/4% Senior Subordinated Notes due 1996 (Old Notes) which, at the Company's option, could be used to partially satisfy its $100,000,000 sinking fund obligation relative to such notes due December 1, 1995. In addition, an ICH subsidiary, Constitution, holds $21,500,000 principal amount of Old Notes. In determining the amount of notes payable due within one year as reflected in the consolidated balance sheet at September 30, 1995, it has been assumed that the aggregate $43,899,000 principal amount of the Old Notes held by ICH and its subsidiary would be available for sinking fund purposes and that the sinking fund requirement in 1995 after application of such Old Notes by the Company would total $56,101,000. Regulatory approval has been requested to effect the distribution to ICH of the Old Notes held by Constitution, which action is one of the conditions to the closing of the Shinnecock Holdings transaction discussed in Note 2 above.

      See "--Liquidity and Capital Resources of Parent Company" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q for information regarding the Company's currently projected deficiency in cash sources with which to meet its remaining 1995 debt obligations as they become due.

      The 10% Debentures due 2001 are presented net of $8,415,000 and $9,000,000 in unamortized discount at September 30, 1995, and December 31, 1994, respectively. The discounting of the obligation results in an effective interest rate of 18% at the date of original issue. As of September 30, 1995, and December 31, 1994, the Company

                                I.C.H. CORPORATION
                     (Formerly Southwestern Life Corporation)
                   (Debtor in Possession as of October 10, 1995)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
held $27,000,000 in notes receivable due from the holder of the 10% Debentures and had the right to set off its obligation against the notes receivable. Accordingly, in its previously issued financial statements at December 31, 1994, the Company had reflected the notes receivable net of amounts due on the 10% Debentures. Primarily as a result of the filing of the Company's Chapter 11 petition (see Note 8), in which the notes receivable were separately reflected as an asset and the 10% Debentures were reflected as a liability, the Company has reclassified amounts in its balance sheet to similarly conform to such presentation.

4. FEDERAL INCOME TAXES:

      The provision (credit) for income taxes on operating earnings (loss) consists of the following components:

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------  -----------------------
                                                        1995         1994         1995        1994
                                                     -----------  -----------  ----------- -----------
                                                                       (In Thousands)
         Current tax expense (credit) . . . . . .    $    26,008  $     2,770  $    27,631 $    (9,056)
         Deferred tax expense (credit)  . . . . .         36,159       (1,557)      40,231       5,758
                                                     -----------  -----------  ----------- -----------
                                                     $    62,167  $     1,213  $    67,862 $    (3,298)
                                                     ===========  ===========  =========== ===========

      A reconciliation of the income tax provisions based on the prevailing corporate income tax rate of 35% to the provisions reflected in the consolidated financial statements is as follows:

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------  -----------------------
                                                        1995         1994         1995         1994
                                                     -----------  -----------  -----------  -----------
                                                                       (In Thousands)
         Computed expected income tax expense
           (credit) at statutory regular tax rate    $   (39,445) $       374  $   (41,591) $   (13,326)
         Amortization of excess cost  . . . . . .            212          839          655        2,518
         Impairment of excess cost  . . . . . . .         26,541                    26,541
         Increase in deferred income tax asset
           valuation allowance  . . . . . . . . .         48,701                    56,133        5,000
         Permanent loss of deductions from redemp-
           tion of company's equity securities  .                                                 4,532
         Additional tax and interest incurred in
           IRS settlement of 1986-1989  . . . . .          6,456                     6,456
         Estimated settlement of 1990-1994  . . .         19,529                    19,529
         Other  . . . . . . . . . . . . . . . . .            173                       139       (2,022)
                                                     -----------  -----------  -----------  -----------
             Income tax expense (credit)  . . . .    $    62,167  $     1,213  $    67,862  $    (3,298)
                                                     ===========  ===========  ===========  ===========

      Management has periodically assessed the ability of the Company's insurance subsidiaries to produce taxable income in future periods sufficient to fully utilize their operating book/tax temporary differences and tax loss carryforwards. These assessments have included actuarial projections under alternative scenarios of future profits on the existing insurance in force and new business of the Company's insurance subsidiaries, including provisions for adverse deviation, adjusted to reflect the Company's anticipated debt service costs. Valuation allowances totaling $97,598,000 and $41,465,000 were provided against the Company's deferred tax assets at September 30, 1995 and December 31, 1994, respectively, to reflect the uncertainties of realizing all of the benefits of temporary differences and available tax loss carryforwards due to pending sale of subsidiaries. (See "Income Tax Provisions and Deferred Income Tax Asset" under "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

                               I.C.H. CORPORATION
                    (Formerly Southwestern Life Corporation)
                 (Debtor in Possession as of October 10, 1995)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

      Included in the deferred income tax asset at December 31, 1994 were tax effects totaling $29,809,000, associated with unrealized investment losses included in stockholders' equity. Substantially all of such unrealized investment losses were attributable to the Company's insurance subsidiaries' available for sale fixed maturity securities. At September 30, 1995, the four insurance subsidiaries the Company does not propose to sell pursuant to the Shinnecock Holdings transaction described in Note 2 above had unrealized investment gains relative to such securities and the deferred tax asset was reflected net of a $470,000 deferred tax liability applicable to such unrealized gains.

      The Company and its subsidiaries have been under examination by the Internal Revenue Service (IRS) for the tax years 1986 through 1992 and the IRS has recently expanded its examination to include the years 1993 and 1994. In 1994, the IRS issued Notices of Proposed Deficiencies in the amount of $127.7 million to the Company's insurance subsidiaries for the tax years 1986 through 1989. In August 1995, the subsidiaries agreed to settle this matter by paying $33.6 million of additional income taxes and $34.6 million of interest (calculated through September 30, 1995), which settlement was recently approved by the U.S. Congress Joint Committee on Taxation. The Company is indemnified by the third party seller of certain former and presently owned subsidiaries relative to a portion of the additional taxes and interest and is in the process of attempting to recover such amounts under provisions of the indemnification. At September 30, 1995, the Company had recorded a recoverable under such indemnity totaling $24.6 million; however, the actual amount which will ultimately be recovered could be more or less than such amount. The Company believes that it has a right to recover up to $37.3 million under the indemnification agreement. Although the third party indemnitor has recognized its obligation under the agreement, it has not agreed to any specific amounts at the present time. In a separate matter, the third party indemnitor has agreed to compensate the Company for certain tax loss carryback benefits which, with interest, could total up to approximately $13.1 million. Assuming the full recovery of amounts recorded under the indemnification, the net effect of the IRS settlement has been reflected in the Company's financial statements as of September 30, 1995.

      The IRS has not completed its examination for the years 1990 through 1994 and therefore has not issued Notices of Proposed Deficiencies for those years. However, in September 1995, Company personnel were notified by IRS examiners of issues regarding the amount of capital gain reported by a subsidiary from the sale of a former subsidiary in 1992 and the treatment of deductions taken for certain mortgage-backed securities losses in that year. Similar deductions were also claimed in 1993 and, to lesser extent, in 1994. Although the IRS is in a preliminary stage with regard to its consideration of these issues, the amounts involved are potentially significant.

      The Company periodically reviews its exposure to adverse tax adjustments and assesses the risk related thereto. In accordance with such review, the Company reflects its best estimate of the most likely outcome after considering its ability and available resources to contest the potential claims. In view of its filing under Chapter 11 of the Bankruptcy Code, recent indications by the IRS that substantial tax adjustments may be proposed and the Company's stated objective of working with the IRS to achieve an accelerated settlement for all open tax years, the Company has reassessed its exposure to known potential tax adjustments with a view towards analyzing its position in the context of a global settlement of all known adjustments. As a result, the financial statements as of September 30, 1995 reflect a reserve of $11.1 million for the potential settlement of the tax years 1990 through 1994. This amount is net of $8.4 million of available tax credits, the benefit of which has been previously reflected in prior financial statements. As a result, the income statement impact of the estimated settlement of 1990 through 1994 is $19.5 million.

      In connection with the agreement to sell its principal subsidiaries (see
Note 2), the parties have agreed for tax purposes to treat the sale of Southwestern Life as a sale of assets under Section 338(h)(10) of the Internal Revenue Code, which should have the effect of generating substantial operating and capital losses in the year of sale. The Company currently expects such sale to be consummated in 1995, based on the timetable set by the Bankruptcy Court (see "Recent Events and Other Factors" under "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The tax benefits that should result from concluding the sale of Southwestern Life in 1995 will enhance the ability of the Company's subsidiaries to recover refunds of taxes paid in prior years and reduce the risk of additional material adverse tax adjustments for the years 1990 through 1994. The Company's income tax provisions at September 30, 1995, assume the settlement of its obligations for audits of the tax years 1986-1989 is includible in

                               I.C.H. CORPORATION
                    (Formerly Southwestern Life Corporation)
                 (Debtor in Possession as of October 10, 1995)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)
its 1995 tax return, and an Internal Revenue Code Section 338(h)(10) election is made in conjunction with the sale of Southwestern Life on or before December 31, 1995. In the event the Company is unable to effect a sale of Southwestern Life on or before such date, the Company's liability for currently payable income taxes at September 30, 1995 would be expected to increase by an estimated $5.1 million.

      At September 30, 1995, the liability for currently payable federal income taxes consists of the following components (in thousands):


       Tax settlement for years 1986-1989  . . . . .   $    68,143
       Provision for open tax years  . . . . . . . .        12,659
       Income taxes recoverable  . . . . . . . . . .       (19,881)
                                                       -----------
                                                       $    60,921
                                                       ===========

      See "--Settlement of Income Taxes for Years 1986-1989 under
"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q.

5. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES:

      As discussed in Registrant's Report on Form 10-K for the year ended December 31, 1994, ICH's subsidiary, Modern American Life Insurance Company (Modern American), was a defendant in two lawsuits described therein as the Castle case and the Meyer case. ICH had also been named as a defendant in the Castle case. Pursuant to a Final Judgment Approving Settlement and Dismissing Case with Prejudice entered September 1, 1995, ICH and Modern American settled both of these cases by paying the plaintiffs $4.0 million in cash and by ICH issuing a $3.0 million unsecured promissory note due in a single payment in December 1997 and bearing interest at the prime rate. At year-end 1994, the Company provided a $4.0 million litigation reserve relative to these cases, and the remaining $3.0 million settlement expense was reflected through a charge to operating results for the three months ended June 30, 1995.

      Reference is hereby made to Item 1, "Legal Proceedings," of Part II of this Form 10-Q for a discussion of outstanding litigation involving the Company and certain of its subsidiaries.

      Various other lawsuits and claims are pending against the Company and its subsidiaries. Based in part upon the opinion of counsel as to the ultimate disposition of the above discussed and other matters, management believes that the liability, if any, will not be material.

6. REALIZED INVESTMENT GAINS (LOSSES):

      Following is an analysis of the major components of gains (losses) on investments:

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                    ------------------------  ------------------------
                                                        1995         1994         1995        1994
                                                    -----------  -----------  -----------  -----------
                                                                       (In Thousands)
         Fixed maturity securities  . . . . . . .   $     1,067  $       887  $     2,719  $     3,132
         Limited partnerships . . . . . . . . . .           462                     2,914
         Collateralized mortgage obligations  . .        (3,448)                   (3,448)     (46,448)
         Equity securities  . . . . . . . . . . .         2,370          272        2,676         (213)
         Real estate  . . . . . . . . . . . . . .        (1,053)       2,840         (962)       2,586
         Other  . . . . . . . . . . . . . . . . .          (101)        (274)         (43)        (433)
                                                    -----------  -----------  -----------  -----------
                                                    $      (703) $     3,725  $     3,856  $   (41,376)
                                                    ===========  ===========  ===========  ===========

                                      I.C.H. CORPORATION
                            (Formerly Southwestern Life Corporation)
                         (Debtor in Possession as of October 10, 1995)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                          (Unaudited)

      Collateralized mortgage obligation (CMO) writedowns in 1995 included $3,448,000 of an other than temporary writedown in the Secured Investors Secured Trust 1993-1 (SIST). CMO writedowns in 1994 included $46,448,000 of other than temporary writedowns of derivative CMO investments in Fund America Investors Corporation II and the SIST, which was discussed in detail in the Company's 1994 Annual Report.

7. OTHER OPERATING EXPENSES:

      Following is a summary of the major items included in other operating expenses:

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------  ------------------------
                                                        1995         1994         1995         1994
                                                     -----------  -----------  -----------  -----------
                                                                       (In Thousands)
         Nondeferrable commissions  . . . . . . .    $     4,927  $     9,629  $    16,179  $    29,232
         General and administrative expenses  . .         24,125       22,288       60,601       66,441
         Taxes, licenses and fees . . . . . . . .          3,152        4,005       11,324       12,598
         Provision for litigation settlement  . .                                    3,000
                                                     -----------  -----------  -----------  -----------
                                                     $    32,204  $    35,922  $    91,104  $   108,271
                                                     ===========  ===========  ===========  ===========

8. PETITION FOR RELIEF UNDER CHAPTER 11:

      On October 10, 1995 (the Petition Date), ICH and three of its wholly-owned noninsurance subsidiaries, FMI, SWL Holding, and Care Financial (collectively, the Debtor), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court of the Northern District of Texas (the Chapter 11 Proceeding). Under the Chapter 11 Proceeding, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Bankruptcy Code are stayed while the Debtor continues business operations as "debtor in possession." In the accompanying condensed balance sheet of ICH, these claims are reflected as "liabilities subject to compromise." Additional claims, also subject to compromise, may arise subsequent to the Petition Date resulting from rejection of executory contracts, and from the determination by the court, or agreed to by parties in interest, of allowed claims for contingencies and other disputed amounts. Claims secured by the Debtor's assets (secured claims) also are stayed, although the holders of such claims may have the right to request that the Bankruptcy Court grant relief from the stay. Secured claims are secured primarily by liens on real property and a note receivable that is pledged to secure a note payable.

      The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages, utility and other trade obligations incurred in the normal course of business. Without further Bankruptcy Court approval, the Company is not permitted at the present time to expend in excess of $100,000 for prepetition trade obligations.

                               I.C.H. CORPORATION
                    (Formerly Southwestern Life Corporation)
                  (Debtor in Possession as of October 10, 1995)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      The following is a condensed unaudited parent only balance sheet of ICH prepared on the basis of generally accepted accounting principles (GAAP) as of September 30, 1995 (in thousands):

             Assets:
               Cash and short-term investments  . . . . . . . . . . . . . . . . .  $    44,390
               Investment in subsidiaries to be sold,
                 at contract sales price subject to closing adjustments . . . . .      202,000
               Investment in FMI  . . . . . . . . . . . . . . . . . . . . . . . .        9,429
               Investment in insurance subsidiaries to be retained  . . . . . . .       92,957
               Collateral loan (notes receivable) (a) . . . . . . . . . . . . . .       27,000
               Real estate  . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,955
               Federal income taxes recoverable . . . . . . . . . . . . . . . . .          786
               Tax indemnity recoverable  . . . . . . . . . . . . . . . . . . . .       24,600
               Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,387
                                                                                   -----------
                 Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $   411,504
                                                                                   ===========
             Liabilities and Stockholders' Equity (Deficit):
               Secured claims:
                 10% Debentures due 2001 subject to offset by notes receivable (a) $    21,585
                 Mortgages payable secured by real property . . . . . . . . . . .          324
               Claims subject to compromise:
                 11 1/4% Senior Subordinated Notes due 1996 (b) . . . . . . . . .      256,101
                 11 1/4% Senior Subordinated Notes due 2003 . . . . . . . . . . .       91,161
                 9 1/2% unsecured note payable due 1996 . . . . . . . . . . . . .       21,900
                 Accrued interest on notes payable  . . . . . . . . . . . . . . .       15,857
                 Other liabilities  . . . . . . . . . . . . . . . . . . . . . . .       18,577
                 Payable to FMI . . . . . . . . . . . . . . . . . . . . . . . . .        7,262
               Federal income taxes due . . . . . . . . . . . . . . . . . . . . .       73,516
                                                                                   -----------
                 Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .      506,283
               Stockholders' equity (deficit) . . . . . . . . . . . . . . . . . .      (94,779)
                                                                                   -----------
                 Total liabilities and stockholders' equity (deficit) . . . . . .  $   411,504
                                                                                   ===========

              ____________________
              (a) See Note 3.

              (b) Excludes $21,500,000 of 11 1/4% Notes held by Constitution, which Notes are expected to be distributed to ICH (see Notes 2 and 3).

      The Company's Chapter 11 petition filed as of October 10, 1995 included listings of certain assets and liabilities, which were based upon the then latest available accounting records (as of August 31, 1995), adjusted for certain significant transactions in September 1995 and including adjustments required to comply with requirements of

                               I.C.H. CORPORATION
                    (Formerly Southwestern Life Corporation)
                  (Debtor in Possession as of October 10, 1995)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
the Bankruptcy Code. In its Chapter 11 petition, the Company reflected assets totaling $405,989,000. Following is a reconciliation of assets set forth in the Company's Chapter 11 petition with the assets reflected in the GAAP financial statements set forth above (in thousands):

             Assets per Chapter 11 petition . . . . . . . . . . . . . . . . . . . .  $   405,989
             Items in Chapter 11 petition not included in GAAP financial statements:
                 Value of profits interest in federal savings bank. . . . . . . . .      (18,000)
             Items in GAAP financial statements not included in petition:
                 Estimated adjustment in sales price of subsidiaries  . . . . . . .      (11,000)
                 Deferred issuance costs of subordinated debt . . . . . . . . . . .          433
                 Differences in carrying value of retained subsidiaries . . . . . .       34,277
                 Other miscellaneous  . . . . . . . . . . . . . . . . . . . . . . .         (195)
                                                                                     -----------
             Assets per GAAP financial statements . . . . . . . . . . . . . . . . .  $   411,504
                                                                                     ===========

     The Company's Chapter 11 petition listed liabilities with a value of $510,000,000. Following is a reconciliation of liabilities set forth in the Chapter 11 petition with liabilities reflected in the GAAP financial statements set forth above (in thousands):

             Liabilities per Chapter 11 petition  . . . . . . . . . . . . . . . . .  $   510,000
             Items in Chapter 11 petition not included in GAAP financial statements:
                 11 1/4% Senior Subordinated Notes due 1996 held by Constitution  .      (21,500)
                 Erroneous "double counting" of notes payable . . . . . . . . . . .       (3,185)
             Items in GAAP financial statements not included in petition:
                 Discounting of 10% Debentures due 2001 for reporting purposes  . .       (8,415)
                 Additional federal income tax liability  . . . . . . . . . . . . .       12,745
                 State and local tax accruals not yet due . . . . . . . . . . . . .        2,310
                 Liability for executory contracts not yet due  . . . . . . . . . .        5,129
                 Liabilities for post retirement life and health benefits . . . . .        4,903
                 Accrued prepetition interest for month of September  . . . . . . .        3,883
                 Accrual of professional fees for month of September  . . . . . . .        3,014
                 Other miscellaneous  . . . . . . . . . . . . . . . . . . . . . . .       (2,601)
                                                                                     -----------
             Liabilities per GAAP financial statements  . . . . . . . . . . . . . .  $   506,283
                                                                                     ===========

      As of September 30, 1995, the adjusted statutory capital and surplus, including asset valuation reserves, of the insurance subsidiaries that would be retained if the Sales Transaction is consummated aggregated $67.5 million, as compared to ICH's GAAP carrying value of $93.0 million. Differences between the adjusted statutory capital and surplus of such subsidiaries and the carrying value of such subsidiaries include the reflection for GAAP of deferred income tax assets of $5.8 million, federal income taxes recoverable of $13.2 million, deferred policy acquisition costs of $13.3 million, less $6.8 million of other miscellaneous adjustments.

                               I.C.H. CORPORATION
                    (Formerly Southwestern Life Corporation)
                  (Debtor in Possession as of October 10, 1995)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Pursuant to a contract among FMI, ICH and ICH's insurance subsidiaries, FMI provides substantially all of the management and facilities management services to ICH and ICH's insurance subsidiaries. FMI also employs substantially all of the ICH group's employees. The following is a condensed unaudited balance sheet of FMI, as of September 30, 1995 (in thousands):

                 Assets:
                     Cash and short term investments  . . . . . . . . . . . . . .  $   6,269
                     Receivable from ICH  . . . . . . . . . . . . . . . . . . . .      7,262
                     Receivable from other ICH subsidiaries   . . . . . . . . . .      3,830
                     Other assets   . . . . . . . . . . . . . . . . . . . . . . .      2,013
                                                                                   ---------
                          Total assets  . . . . . . . . . . . . . . . . . . . . .  $  19,374
                                                                                   =========
                 Liabilities and Stockholder's Equity:
                     Payable to other ICH subsidiaries  . . . . . . . . . . . . .  $     824
                     Accrued expenses and other liabilities   . . . . . . . . . .      9,121
                                                                                   ---------
                          Total liabilities . . . . . . . . . . . . . . . . . . .      9,945
                     Stockholder's equity   . . . . . . . . . . . . . . . . . . .      9,429
                                                                                   ---------
                          Total liabilities and stockholder's equity  . . . . . .  $  19,374
                                                                                   =========

      FMI's Chapter 11 petition listed total assets of approximately $19,396,000 and liabilities of approximately $9,320,000. Differences between amounts set forth in FMI's Chapter 11 petition and amounts reflected above are primarily the result of operating activity for the month of September 1995.

      SWL Holding and Care Financial are intermediate holding companies of ICH. Care Financial's principal assets consist of the capital stock of Union Bankers and BML. Care Financial also indirectly owns, through Union Bankers, the capital stock of Marquette and through BML the capital stock of PALICO, Modern American and Western Pioneer Life Insurance Company (Western). SWL Holding's principal asset consists of the capital stock of Southwestern and Southwestern's wholly-owned subsidiary, Constitution. Neither SWL Holding nor Care Financial have any liabilities recorded as of September 30, 1995, nor were specific liability amounts included in their Chapter 11 petitions. The companies are, however, jointly and severally liable with respect to certain tax liabilities of the ICH group.

9. SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENT OF CASH FLOWS:

      The following reflects assets and liabilities disposed of relative to the sales of Southeast, Bankers New York and Integrity National during the nine months ended September 30, 1995 (in thousands):

       Assets of subsidiaries sold  . . . . . . . . . .   $   286,627
       Liabilities of subsidiaries sold   . . . . . . .      (243,542)
       Excess of cost of investment in subsidiary
          over net assets sold  . . . . . . . . . . . .         2,800
                                                          -----------
          Net investment in subsidiaries sold . . . . .   $    45,885
                                                          ===========
       Net cash flows from sales:
          Cash received from sales  . . . . . . . . . .   $    46,083
          Cash of subsidiaries sold . . . . . . . . . .       (20,743)
                                                          -----------
            Net cash provided by sales of subsidiaries    $    25,340
                                                          ===========

                               I.C.H. CORPORATION
                    (Formerly Southwestern Life Corporation)
                  (Debtor in Possession as of October 10, 1995)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following is an analysis of the financial condition of I.C.H. Corporation and its consolidated subsidiaries and their results of operations. The consolidated financial statements and related notes and schedules included elsewhere in this Report on Form 10-Q should be read in conjunction with this analysis.

RECENT EVENTS AND OTHER FACTORS

      On October 9, 1995, Southwestern Life Corporation changed its name to I.C.H. Corporation ("ICH" or the "Company"), the Company's name prior to June 1994. The name change was made to avoid any policyholder confusion between the holding company and one of its principal insurance subsidiaries, Southwestern Life Insurance Company ("Southwestern Life").

      On October 9, 1995, ICH entered into a definitive agreement to sell (the "Sales Transaction") to Shinnecock Holdings Inc. ("Shinnecock Holdings"), an unaffiliated third party, ICH's principal insurance subsidiaries, Southwestern Life, Union Bankers Insurance Company ("Union Bankers"), and Constitution Life Insurance Company ("Constitution"), and to an affiliate of Shinnecock Holdings, Shinnecock Services Corp., substantially all of the assets of ICH's management subsidiary, Facilities Management Installation, Inc. ("FMI"). The proposed sale also includes Marquette National Life Insurance Company ("Marquette"), a presently inactive subsidiary of Union Bankers, and SLC Financial Services, Inc., a registered investment advisor. See Note 2 of Notes to Consolidated Financial Statements for terms of the proposed sale and related conditions to consummation.

      On October 10, 1995, the Company and certain of its wholly-owned noninsurance subsidiaries, specifically FMI, SWL Holding Corporation ("SWL Holding") and Care Financial Corporation ("Care Financial"), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). In conjunction with such filing, the Company requested expedited approval for the sale of the above mentioned insurance subsidiaries and the FMI assets pursuant to Section 363 of the Bankruptcy Code.

      None of the Company's insurance subsidiaries is involved in the bankruptcy filing and management expects that the insurance businesses will continue to operate in their ordinary course, including the payment of claims and the issuance of new policies. Based on discussions with state insurance regulators, the Company believes that none of its insurance subsidiaries will be subjected to any extraordinary regulatory supervision as long as the Sales Transaction is progressing in accordance with expectations.

      Management believes the insurance subsidiaries being sold are currently well capitalized and have the capability to meet all of their policyholder obligations. However, it is management's belief that an extended delay in the closing of the Sales Transaction would increase the likelihood of a loss of confidence by policyholders and agents, and, as a consequence, (1) the claims paying ratings assigned to the insurance subsidiaries by A.M. Best, an agency specializing in the rating of insurance companies, could be further lowered,
(2) a substantial number of policyholders could terminate their policies and request a withdrawal of their surrender values, and (3) one or more state insurance departments could take some type of regulatory action, such as supervision or conservation of the insurance subsidiaries, to protect remaining policyholders. Management further believes that a combination of any or all of these events could result in a substantial loss in the value of the insurance subsidiaries. For these reasons and because certain tax advantages will accrue if a sale of Southwestern Life as contemplated by the agreement with Shinnecock Holdings is consummated in calendar year 1995, management believes that it is essential to complete the Sales Transaction on or before December 31, 1995.

      On October 20, 1995, the Bankruptcy Court entered an Order that, among other actions, scheduled a Bankruptcy Court hearing beginning on November 28, 1995 to consider approval of the Sales Transaction, approved a Competitive Offer Procedure by which interested parties may submit higher and better purchase offers to compete with the offer of Shinnecock Holdings and Shinnecock Services, and authorized the Company to give to certain parties and all of the Company's creditors and stockholders a Notice of Sale Motion and Hearing, which, among other things, explains the Competitive Offer Procedure. (See Item 1 of Part II of this Report on Form 10-Q for a more complete discussion of the Order referred to above.) There can be no assurance that the conditions to Shinnecock Holdings' and Shinnecock Services' obligations to consummate the Sales Transaction will be satisfied or that the Sales Transaction will occur. Further, there can be no assurance that any parties other than Shinnecock Holdings and Shinnecock Services will make any offer to purchase ICH's principal insurance subsidiaries or make a higher or better offer. Under certain circumstances, if the Sales Transaction is not consummated with Shinnecock Holdings, the Company may be obligated to pay Shinnecock Holdings up to $6.0 million.

      Following the sale of its principal insurance subsidiaries, ICH will continue to own and operate four insurance subsidiaries: Bankers Multiple Line Insurance Company ("BML"), and BML's subsidiaries, Modern American Life Insurance Company ("Modern American"), Philadelphia American Life Insurance Company ("PALICO") and Western Pioneer Life Insurance Company ("Western"). Modern American, PALICO and Western were contributed to BML on September 25, 1995, in a restructuring designed to preserve the value of these subsidiaries while the parent holding company is under protection of the Bankruptcy Court.

      ICH intends to present a plan of reorganization ("Plan") to the Bankruptcy Court that will address the resolution of its financial obligations. Under provisions of the Bankruptcy Code, the Company has the exclusive right to file a Plan at any time during the 120 day period following the Petition Date (October 10, 1995), which time period may be extended by the Bankruptcy Court.

      During the course of the bankruptcy proceedings, the Company will continue to manage its assets and businesses as a "debtor in possession." Provisions of the Bankruptcy Code generally relieve the Company from its obligation to accrue or pay interest on its unsecured debt for periods subsequent to the Petition Date. As substantially all of the Company's debt is unsecured, the Company is not expected to incur significant interest expense while under protection of the Bankruptcy Court, other than for obligations to the Internal Revenue Service ("IRS").

LIQUIDITY AND CAPITAL RESOURCES OF OPERATING COMPANIES

      The primary sources of liquidity for ICH's insurance subsidiaries include operating cash flows and short-term investments. Exclusive of withdrawals by holders of guaranteed investment contracts ("GICs") as discussed below, the net cash provided by operating activities and by policyholder contract deposits, after the payment of policyholder contract withdrawals, benefits and operating expenses, for the nine months ended September 30, 1995 and 1994 totaled approximately $36.1 million and $79.8 million, respectively. Cash and short-term investments of ICH's subsidiaries totaled $164.1 million, or 8% of consolidated investments, at September 30, 1995, and $212.8 million, or 9%, at year-end 1994.

      The principal requirement for liquidity of ICH's insurance subsidiaries is their contractual obligations to policyholders, including policy loans, payments of benefits and claims, and general operating expenses.

      In each of 1992, 1993 and 1994 and in January 1995, the claims paying ratings assigned to certain of ICH's subsidiaries by various nationally recognized statistical ratings organizations were lowered. Prior to 1995, and except for withdrawals made by certain GIC holders, management believes ICH's subsidiaries had not experienced more than normal policy surrenders and withdrawals as a result of these ratings downgrades. In January 1995, ICH announced the indefinite suspension of dividends on its $1.75 Convertible Exchangeable Preferred Stock, Series 1986-A ("1986-A Preferred Stock"), and steps being contemplated by ICH's Board of Directors to address the holding company's capital structure and reduce outstanding debt and fixed charges. Management believes that primarily as a result of these announcements, subsequent downgrades in credit and claims paying ratings, and the similarity between the Company's previous name and that of its largest insurance subsidiary, Southwestern Life, surrender activity relative to the life insurance and annuity businesses of Southwestern Life and, to a lesser extent, the Company's other insurance subsidiaries, increased above comparable periods in 1994.

      The following table sets forth cash withdrawals of policyholder account balances and surrenders of traditional life insurance policies, including partial surrenders, net of applicable surrender charges and penalties, for the periods indicated:

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------  ------------------------
                                                        1995         1994         1995         1994
                                                     -----------  -----------  -----------  -----------
                                                                       (In Thousands)
         Individual life insurance:
           Retained business (1)   . . . . . . . . . $     1,344  $     1,219  $     3,236  $     3,993
           Business to be divested (2)   . . . . . .      22,020       19,153       72,685       61,279
                                                     -----------  -----------  -----------  -----------
             Total . . . . . . . . . . . . . . . . . $    23,364  $    20,372  $    75,921  $    65,272
                                                     ===========  ===========  ===========  ===========
         Accumulation products:
           Guaranteed investment contracts (2):
             Scheduled maturities. . . . . . . . . . $   348,326  $    18,845  $   363,140  $    68,802
             Early withdrawals . . . . . . . . . . .                                 6,200
           Annuities to be retained (1). . . . . . .         863          582        1,983        1,706
           Annuities to be divested (2). . . . . . .      18,470        2,608       91,935       28,569
                                                     -----------  -----------  -----------  -----------
             Total . . . . . . . . . . . . . . . . . $   367,659  $    22,035  $   463,258  $    99,077
                                                     ===========  ===========  ===========  ===========

         ____________________
         (1) Represents business of companies to be retained (BML, PALICO, Modern American and Western).

         (2) Represents business divested in connection with the sales of Bankers New York and Integrity National and expected to be divested in connection with the proposed sales of Southwestern Life, Constitution, Union Bankers and Marquette.

      In 1993, an ICH subsidiary specializing in the writing and issuance of GICs withdrew from the GIC marketplace. Substantially all GIC withdrawals in 1995, including GIC products indexed to the Standard & Poor's 500 Stock Composite Average ("S&P 500") of approximately $348.3 million, and all withdrawals in 1994, represent scheduled maturities of GICs which were not reinvested with the subsidiary. Remaining GIC liabilities at September 30, 1995 were approximately $8.8 million and are scheduled for withdrawal over the next few quarters.

      Annuity surrenders have increased significantly in 1995 as compared to 1994, primarily as a result of the downgrades in claims paying ratings. Surrenders of annuities in the 1995 second quarter were substantially higher than normal due to the surrender of the Company's two largest group deposit pension accounts.

      Because of their available liquidity, ICH's insurance subsidiaries have not encountered any difficulty in meeting their obligations relative to these withdrawals and surrenders. ICH's subsidiaries maintain significant levels of cash and short-term investments and approximately two-thirds of their investment portfolios are comprised of readily marketable, investment-grade fixed maturity investments. In management's estimate, substantially all of the net surrender values of the Company's insurance policies in force at September 30, 1995, could be met through the liquidation of such investments, if required. Accordingly, management is confident that ICH's insurance subsidiaries have the capacity to meet all of their policyholder obligations as they become due.

      An ICH insurance subsidiary has ceded blocks of insurance to an unaffiliated reinsurer for enhancing such subsidiary's level of surplus and other purposes. Statutory surplus provided by such treaties before tax effects totaled $43.3 million at September 30, 1995, compared with $57.8 million at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES OF PARENT COMPANY

      The primary sources of liquidity for ICH include dividends from both its insurance and noninsurance subsidiaries, and earnings on invested assets.

      ICH's principal needs for liquidity are debt service and, to a lesser extent, preferred dividend requirements. ICH's consolidated indebtedness totaled $393.9 million at September 30, 1995 and $390.4 million at December 31, 1994. Substantially all indebtedness of ICH was incurred in connection with acquisitions of subsidiaries in periods prior to 1987, including unsecured subordinated debt, a portion of which was exchanged for new debt in 1993. As previously reported, on January 27, 1995, ICH's Board of Directors authorized the suspension of the payment of dividends on the Company's 1986-A Preferred Stock until reinstated by action of the Board. However, the 1986-A Preferred Stock has cumulative dividend rights. At September 30, 1995, such dividends were $10.5 million in arrears. See Note 1 of Notes to Consolidated Financial Statements.

      In its Report on Form 10-Q for the quarter ended June 30, 1995, ICH updated its projection of 1995 cash sources and uses and increased the projected cash deficiency in 1995 from $25.0 million to $40.5 million. The increase in the deficiency was attributed to (1) an expected $12.0 million contribution to a subsidiary to fund a $4.0 million settlement of certain litigation and to fund $8.0 million of the settlement of an IRS tax audit of the Company's insurance subsidiaries for the years 1986-1989, (2) a $3.0 reduction in anticipated dividends from noninsurance subsidiaries based on operating results through June 30, 1995, and (3) a $0.5 million reduction in other miscellaneous cash sources. It was also stated that the projected deficiency assumed that the Company successfully recovers $29.1 million, which amount the Company believes is owed by an independent third party pursuant to a preexisting tax indemnity obligation (see Note 4 of Notes to Consolidated Financial Statements), and that if for any reason the indemnified amount were not collected, the Company's projected 1995 cash deficiency could total $69.6 million.

      Primarily as a result of the final determination of amounts due for the 1986-1989 tax settlement, a reallocation of the taxes due among ICH and its subsidiaries as discussed below, and an adjustment in the amount recoverable under the indemnity, ICH's projected 1995 cash deficiency before the relief afforded by the Chapter 11 filing increased to $75.5 million at September 30, 1995, as follows:

                                                             Projected
                       (Dollars In Millions)                    1995
       Cash sources:
         Sale of Integrity National  . . . . . . . . . . .    $  9.0
         Dividends from non-insurance subsidiaries   . . .       2.2
         Investment income   . . . . . . . . . . . . . . .       4.8
         Tax indemnity   . . . . . . . . . . . . . . . . .      24.6
         Other   . . . . . . . . . . . . . . . . . . . . .       6.5
                                                              ------
           Total sources . . . . . . . . . . . . . . . . .      47.1
                                                              ------
       Cash requirements/uses:
         Subordinated debt sinking fund and unaffiliated
           principal payments (1)  . . . . . . . . . . . .      59.8
         Operating expenses  . . . . . . . . . . . . . . .       5.8
         Interest  . . . . . . . . . . . . . . . . . . . .      46.6
         Contributions to subsidiary, primarily for tax
            payments . . . . . . . . . . . . . . . . . . .      67.2
         Other . . . . . . . . . . . . . . . . . . . . . .       4.0
                                                              ------
           Total requirements/uses . . . . . . . . . . . .     183.4
                                                              ------
       Net cash required during year . . . . . . . . . . .    (136.3)
       Cash and marketable securities available, beginning
            of year  . . . . . . . . . . . . . . . . . . .      60.8
                                                              ------
       Cash and marketable securities available
            (deficiency), end of year  . . . . . . . . . .    $(75.5)
                                                              ------

       ____________________
       (1) Based on the expectation that the $21.5 million of ICH subordinated debt held by Constitution will be available to ICH for meeting the sinking fund requirement. The transfer of these securities to ICH requires regulatory approval.

      As indicated in the above table, ICH does not have sufficient specifically projected cash sources to meet all of its 1995 cash requirements (which requirements do not include dividends on its 1986-A Preferred Stock because the payment of such dividends has been suspended), and ICH's insurance subsidiaries are prohibited from paying any dividends in 1995 without prior regulatory approval. Since January 1995, ICH has sought to sell several of its nonstrategic subsidiaries in order to generate additional liquidity. As of November 14, 1995, only two of such sales, that of Bankers New York and Integrity National, have been consummated. Letters of intent to sell PALICO, Constitution and Marquette were terminated because the parties could not reach agreement on definitive terms. The proceeds from the sale of Integrity National are included as a source of cash in the preceding projection because such subsidiary was directly owned by ICH. The $35.5 million of proceeds from the sale of Bankers New York have not been included because such subsidiary had been directly owned by Southwestern Life and the distribution of any portion of the proceeds would have required regulatory approval. Also, the Company has been unable to develop plans for dealing with the $222 million of indebtedness coming due in late 1996. These circumstances raised substantial doubt about the parent company's ability to continue as a going concern and, as a consequence, ICH determined that it would seek Chapter 11 bankruptcy relief as previously discussed under "Recent Events and Other Factors."

SETTLEMENT OF INCOME TAXES FOR YEARS 1986-1989

      Based on preliminary information available as of the filing of its Report on Form 10-Q for the period ended June 30, 1995, the Company reported an estimated settlement of the 1986-1989 tax audit totaling $64.0 million, consisting of $31.8 million of additional taxes and $32.2 million of interest. The audit included the tax returns of all of the Company's presently-owned insurance subsidiaries, as well as certain former subsidiaries, including, among others, Great Southern Life Insurance Company (sold in 1989), Philadelphia Life Insurance Company and Massachusetts General Life Insurance Company (sold in 1990), and Bankers Life and Casualty Company (sold in 1992). It was management's expectation that all but approximately $8.0 million of the settlement would be funded by the Company's insurance subsidiaries. Such $8.0 million amount had been determined based on the anticipated effect of the then proposed $64.0 million settlement on the surplus of the Company's insurance subsidiaries, taking into account previously accrued income tax liabilities totaling $14.1 million and assuming full recovery of the previously discussed indemnity (see Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-Q), current and future tax benefits of approximately $6.2 million resulting from interest deductions relative to the tax settlement, and the reflection of a $6.6 million income tax recoverable as an admissible asset by a subsidiary.

      In August 1995, following the filing of the Company's Report on Form 10-Q for the period ended June 30, 1995, the IRS determined that it had made a calculation error in determining the amount of the settlement, which when corrected increased the total settlement due the IRS, including interest, by $4.2 million, to $68.2 million. In addition, during August 1995, the Company initiated negotiations with the previously referenced third party indemnitor in which substantive issues regarding interpretation of the indemnity agreement were raised; as a result, both the amount due under the indemnity in excess of the receivable recorded in the financial statements, and the timing of the ultimate recovery became uncertain. Further, it became apparent that it was unlikely that state insurance regulators would permit the reflection of any income tax recoverable as an admitted asset unless its collectibility was assured beyond a reasonable doubt. In light of these factors, management reassessed the capability of its insurance subsidiaries to fund the proposed income tax settlement before collecting amounts recoverable under the indemnity or from the utilization of tax loss carrybacks. Based on an analysis of the liquidity needs of its subsidiaries, the indemnification provisions relative to the sale of certain of former subsidiaries, and discussions with regulators of various domiciliary states, the Company determined that it was highly unlikely that state insurance regulators would permit a substantial portion of the settlement to be paid by the insurance subsidiaries.

      Under the August 1995 settlement with the IRS relative to audits of the Company's life insurance subsidiaries for the tax years 1986 through 1989, which settlement was recently approved by the U.S. Congress Joint Committee on Taxation, the ICH consolidated tax group agreed to pay additional income taxes totaling $33.6 million, plus interest, which through September 30, 1995, totaled $34.6 million, resulting in a total estimated settlement of $68.2 million. The additional income taxes resulted primarily from a reduction in tax-basis deductions for the amortization of insurance in force and the deferral of certain capital losses until periods subsequent to 1989. Interest on the unpaid settlement will continue to accrue until the settlement is actually paid. The estimated settlement includes amounts allocable to presently-owned and former subsidiaries, as follows (in millions):

                                                 Income
                                                  Taxes    Interest     Total
                                                ---------  ---------  ---------
  Presently-owned subsidiaries . . . . . . .    $     2.2  $     2.8  $     5.0
  Former subsidiaries  . . . . . . . . . . .         31.4       31.8       63.2
                                                ---------  ---------  ---------
    Total  . . . . . . . . . . . . . . . . .    $    33.6  $    34.6  $    68.2
                                                =========  =========  =========

      After reconsideration of the factors discussed above, including primarily the liquidity needs of the Company's insurance subsidiaries and the timing of recoveries under the indemnity and through utilization of loss carrybacks, it was determined that ICH would fund $63.2 million of the settlement and, accordingly, at September 30, 1995, ICH has accrued such amount as currently payable federal income tax liabilities. The remaining $5.0 million of the settlement has been accrued by certain of ICH's presently-owned subsidiaries.

      The IRS could seek to collect the tax settlement from one or more of the insurance companies that were members of the consolidated tax group during the 1986-1989 period, including the Company's former subsidiaries. If such former subsidiaries are required to fund any portion of the tax settlement, they would be entitled to file unsecured creditor claims against ICH in the Bankruptcy Court to recover the amounts funded. Since ICH's subsidiary, Modern American, was the parent company of the insurance company consolidated tax group during the 1986-1989 tax period, it is anticipated the IRS will look to Modern American for payment of the tax settlement. Management currently intends to seek Bankruptcy Court approval to make a $63.2 million cash contribution to Modern American, which along with the $5.0 million payable by Modern American and other presently-owned insurance subsidiaries, will enable Modern American to fund the final settlement. The $63.2 million represents tax liabilities of former subsidiaries for which ICH may have indemnity obligations, which would constitute unsecured claims against ICH.

      Notwithstanding the anticipated utilization of $63.2 million of its available cash to fund the 1986-1989 tax settlement, ICH expects to directly or indirectly recover a substantial portion of such outlay. As a result of ICH's reflection of tax liabilities totaling $63.2 million, income tax liabilities of ICH's insurance subsidiaries were reduced approximately $7.1 million, resulting in an increase in the surplus of such companies and a corresponding increase in the value of the subsidiaries. Further, assuming it directly pays the tax settlement, Modern American and, to a lesser extent, other retained subsidiaries, will become entitled to interest deductions of $34.6 million as a result of the settlement, as well as certain other deductions, which are expected to be carried back for tax purposes and result in tax recoveries totaling approximately $19.9 million. Modern American intends to preserve any rights it may have to recover all or a portion of the $63.2 million from ICH's former subsidiaries and ICH intends to pursue its indemnity claims against the third party indemnitor. If any portion of the tax settlement is recovered from former subsidiaries, Modern American's entitlement to the $34.6 million of interest deductions would be proportionately reduced and the amount ICH would be entitled to retain out of any recovery from the third party indemnitor would, under certain circumstances, be reduced.

INVESTMENTS

      At September 30, 1995, ICH reflected unrealized investment gains of $874,000 applicable to subsidiaries which are expected to be retained. At December 31, 1994, ICH reflected unrealized investment losses of $55,359,000. Following is an analysis of the major components of such unrealized gains (losses):

                                                                        September 30,    December 31,
                                                                            1995             1994
                                                                       -------------    -------------
                                                                                (In Thousands)
         Available for sale fixed maturity securities . . . . . . . .  $         (30)   $    (101,029)
         Equity securities  . . . . . . . . . . . . . . . . . . . . .          1,374            1,023
         Equity in unrealized gains of limited partnerships . . . . .                           5,424
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                             329
                                                                       -------------    -------------
                                                                               1,344          (94,253)
         Less effect on other balance sheet accounts:
           Deferred policy acquisition costs  . . . . . . . . . . . .                          17,831
           Unearned revenue reserves  . . . . . . . . . . . . . . . .                          (8,746)
                                                                       -------------    -------------
         Gross unrealized investment gains (losses) . . . . . . . . .          1,344          (85,168)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . .           (470)          29,809
                                                                       -------------    -------------
             Net unrealized investment gains (losses) . . . . . . . .  $         874    $     (55,359)
                                                                       =============    =============

      At September 30, 1995, the subsidiaries expected to be sold in the Sales Transaction (see Note 2 of Notes to Consolidated Financial Statements) had net unrealized investment gains on available for sale fixed maturities totaling $18.4 million, including $36.8 million of gross unrealized gains and $18.4 million of gross unrealized losses. Such unrealized investment gains and losses have been excluded in the determination of reported unrealized investment gains at September 30, 1995, because, as a result of the anticipated sales of these subsidiaries, ICH will not ultimately realize these gains and losses.

      The difference between amortized cost and fair value of ICH's available for sale fixed maturity securities improved from an approximate $101.0 million unrealized loss at year-end 1994 to an approximate $30,000 unrealized loss at September 30, 1995, or a net change of $101.0 million. The improvement was primarily attributable to declining long-term interest rates experienced during the period.

      Unless determined to be other than temporary, changes in the fair values of available for sale fixed maturity securities have no effect on ICH's reported results of operations, but can have a volatile effect on stockholders' equity and book value per common share, as the carrying values of available for sale fixed maturity securities are adjusted in ICH's balance sheet to their fair values at each reporting date through a charge or credit to stockholders' equity. Following is an analysis of gross unrealized investment gains and losses on available for sale fixed maturity securities as of September 30, 1995 and December 31, 1994:

                                                                        September 30,    December 31,
                                                                            1995             1994
                                                                       -------------    -------------
                                                                                (In Thousands)
         Gross unrealized gains . . . . . . . . . . . . . . . . . . .  $       2,560    $       3,222
         Gross unrealized losses  . . . . . . . . . . . . . . . . . .         (2,590)        (104,251)
                                                                       -------------    -------------
           Net unrealized losses  . . . . . . . . . . . . . . . . . .  $         (30)   $    (101,029)
                                                                       =============    =============

      The following table sets forth the carrying value and quality for each of the three categories of fixed maturity securities as of September 30, 1995, classified in accordance with the rating assigned by Standard & Poor's Corporation ("S&P") or, if not rated by S&P, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC"), with Class 1 treated as A, Class 2 treated as BBB-, Class 3 treated as BB- and Classes 4, 5 and 6 treated as B and below (in thousands):

                                                   Held by                                 Percent
                                                Subsidiaries     Held to       Total        Total       Percent
                                    Available    to be sold    Maturity at     Fixed        Fixed      of Total
                                   for Sale at  at Amortized    Amortized     Maturity     Maturity    Invested
Investment Quality                 Fair Value       Cost          Cost       Securities   Securities    Assets
--------------------------------  ------------- -----------   ------------  -----------   ----------   --------
AAA. . . . . . . . . . . . . . .  $    84,407   $   433,687   $     1,302   $  519,396      39.8%        26.6%
AA . . . . . . . . . . . . . . .       15,334       118,424                    133,758      10.2          6.8
A  . . . . . . . . . . . . . . .       21,346       271,103                    292,449      22.4         15.0
BBB+ . . . . . . . . . . . . . .        3,533        79,652                     83,185       6.4          4.3
BBB. . . . . . . . . . . . . . .        3,756        96,303         6,985      107,044       8.2          5.4
BBB- . . . . . . . . . . . . . .        1,881        84,036                     85,917       6.6          4.4
                                  -----------   -----------   -----------   ----------     -----        -----
  Total investment-grade . . . .      130,257     1,083,205         8,287    1,221,749      93.6         62.5
                                  -----------   -----------   -----------   ----------     -----        -----
BB+. . . . . . . . . . . . . . .          817        25,175                     25,992       2.0          1.3
BB and BB- . . . . . . . . . . .          725        25,502                     26,227       2.0          1.4
B and below. . . . . . . . . . .        1,695        23,769         6,325       31,789       2.4          1.6
                                  -----------   -----------   -----------   ----------     -----        -----
  Total noninvestment-grade. . .        3,237        74,446         6,325       84,008       6.4          4.3
                                  -----------   -----------   -----------   ----------     -----        -----
    Total fixed maturities . . .  $   133,494   $ 1,157,651   $    14,612   $1,305,757     100.0%        66.8%
                                  ===========   ===========   ===========   ==========     =====         ====

      Fixed maturity securities classified as held to maturity are principally private placement corporate securities and gross unrealized losses on such investments totaled $0.9 million as of September 30, 1995.

      The amortized cost and fair value of noninvestment-grade fixed maturity securities totaled $84.4 million and $78.7 million, respectively, at September 30, 1995.

      During the nine months ended September 30, 1995, net investment income increased $50.9 million, or 37%, as compared to the corresponding period in 1994. Net investment income includes (1) earnings on surplus investments and assets invested to support the reserve liabilities of the Company's traditional and interest-sensitive life and health insurance products (general investment portfolio) and (2) investment activity related to separately held assets supporting a GIC product, the credited rate on which was indexed to the Standard & Poor's 500 Stocks Composite Average ("S&P 500"). Assets supporting the S&P 500 GIC product included, among other investments, put and call options on various equity based index futures, including the S&P 500. The return on such investments is highly volatile and, under certain market conditions, such as the overall increase in equity markets experienced in the first nine months of 1995, can result in investment gains which are largely offset by a corresponding increase in policyholder benefits. The investment yield experienced in the first nine months of 1994 on the assets supporting the indexed GIC product was significantly lower due to performance of the stock market, but the lower yields were more than offset by a reduction in GIC benefits as discussed below under "Results of Operations." As of September 30, 1995, all remaining S&P 500 GICs had matured and the funds had been withdrawn.

      Following is a summary of investment income (loss) for the two categories of investments as described above:

                                                         Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                     ------------------------  ------------------------
                                                         1995         1994         1995         1994
                                                     -----------  -----------  -----------  -----------
                                                                         (In Thousands)
      General investment portfolio  . . . . . . . .  $    43,778  $    45,048  $   135,545  $   138,591
      Investments supporting indexed GIC product  .        2,587       13,375       60,472        6,468
                                                     -----------  -----------  -----------  -----------
      Gross investment income   . . . . . . . . . .       46,365       58,423      196,017      145,059
      Less investment expenses  . . . . . . . . . .       (2,059)      (2,396)      (7,122)      (7,028)
                                                     -----------  -----------  -----------  -----------
         Net investment income  . . . . . . . . . .  $    44,306  $    56,027  $   188,895  $   138,031
                                                     ===========  ===========  ===========  ===========

      The decrease in investment income from the general investment portfolio for the nine months ended September 30, 1995 versus the comparable 1994 period was attributable, in part, to a $3.9 million payment-in-kind dividend received on the preferred stock of a former affiliate, Consolidated Fidelity Life Insurance Company (CFLIC), and a $2.0 million fee received upon the prepayment of certain notes by Financial Benefit Group during 1994.

      Yields on the general investment portfolio averaged 7.69% for the nine months ended September 30, 1995, as compared to 7.24% for the comparable period in 1994.

RESULTS OF OPERATIONS

      Following is a condensed summary of results by major sources of income and expense:

                                                            Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                         ------------------------  -----------------------
                                                            1995         1994         1995         1994
                                                         -----------  -----------  ----------   ----------
                                                                         (In Thousands)
Operating earnings before realized investment gains
  (losses), loss on sales of subsidiaries, amortization
  of excess cost, corporate interest expense, impair-
  ment of intangibles and provision for income taxes. .  $     4,137  $    11,321  $   17,461   $   47,185
Realized investment gains (losses)  . . . . . . . . . .         (703)       3,725       3,856      (41,376)
Loss on sales of subsidiaries   . . . . . . . . . . . .       (1,721)                  (1,721)
Amortization of excess cost   . . . . . . . . . . . . .         (607)     (2,397)      (1,870)      (7,193)
Corporate interest expense  . . . . . . . . . . . . . .      (11,374)    (11,581)     (34,125)     (36,690)
Impairment of excess cost   . . . . . . . . . . . . . .      (75,830)                 (75,830)
Impairment of deferred policy acquisition costs
  and present value of future profits   . . . . . . . .      (26,603)                 (26,603)
Income tax (expense) benefit  . . . . . . . . . . . . .      (62,167)     (1,213)     (67,862)       3,298
                                                         -----------  ----------   ----------   ----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . .  $  (174,868) $     (145)  $ (186,694)  $  (34,776)
                                                         ===========  ==========   ==========   ==========

      For the nine months ended September 30, 1995, premium income and other considerations decreased $59.5 million, or 18%, as compared to the corresponding period in 1994. Following is a summary of premiums by major line of business for each of the respective periods:

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------  ------------------------
                                                        1995         1994         1995        1994
                                                     -----------  -----------  -----------  -----------
                                                                       (In Thousands)
         Individual life and annuity  . . . . . .    $    23,235  $    27,688  $    86,094  $    89,207
         Individual health  . . . . . . . . . . .         51,400       55,177      156,013      163,787
         Group  . . . . . . . . . . . . . . . . .          8,499       20,136       31,054       79,712
                                                     -----------  -----------  -----------  -----------
                                                     $    83,134  $   103,001  $   273,161  $   332,706
                                                     ===========  ===========  ===========  ===========

      Following is a summary of policyholder benefits by major business segment:

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------  -----------------------
                                                        1995         1994         1995        1994
                                                     -----------  -----------  ----------- -----------
                                                                       (In Thousands)
         Individual life and annuity  . . . . . .    $    29,428  $    30,574  $   104,902 $   107,538
         Individual health  . . . . . . . . . . .         35,956       37,219      118,803     112,814
         Accumulation products  . . . . . . . . .         11,887       23,786       81,613      22,718
         Group  . . . . . . . . . . . . . . . . .          3,509       12,132       16,811      50,910
                                                     -----------  -----------  ----------- -----------
                                                     $    80,780  $   103,711  $   322,129 $   293,980
                                                     ===========  ===========  =========== ===========

      Group premium income and related group benefits declined significantly between the two periods primarily as a result of management's decision in late 1993 to de-emphasize sales of new group business.

ANALYSIS OF OPERATING RESULTS BY INDUSTRY SEGMENT

      The following table sets forth revenues and pretax operating earnings attributed or allocated to each industry segment. "Pretax operating earnings
(loss)" reflected in the table represents ICH's consolidated operating earnings or loss before realized investment gains or losses, loss on sales of subsidiaries, interest expense, amortization of excess cost, impairment of intangibles, and provision for income taxes.

                                                            Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                         ------------------------  ------------------------
                                                            1995         1994         1995         1994
                                                         -----------  -----------  -----------  -----------
                                                                           (In Thousands)
  Revenues:
    Business to be retained (1):
      Individual life insurance   . . . . . . . . . . .  $     1,955  $     3,508  $     7,525  $    10,775
      Individual health insurance   . . . . . . . . . .        8,030       10,337       25,192       32,309
      Group life and health   . . . . . . . . . . . . .        8,578       24,469       35,818       88,792
      Accumulation products   . . . . . . . . . . . . .           54          382          620        1,244
                                                         -----------  -----------  -----------  -----------
                                                              18,617       38,696       69,155      133,120
    Business to be divested (2):                         -----------  -----------  -----------  -----------
      Individual life insurance   . . . . . . . . . . .       47,154       51,345      162,463      158,652
      Individual health insurance   . . . . . . . . . .       47,311       47,185      140,078      142,946
      Accumulation products   . . . . . . . . . . . . .       14,624       21,282       88,021       30,662
                                                         -----------  -----------  -----------  -----------
                                                             109,089      119,812      390,562      332,260
                                                         -----------  -----------  -----------  -----------
    Corporate   . . . . . . . . . . . . . . . . . . . .        3,057        4,723       13,555       21,728
    Realized investment gains (losses)  . . . . . . . .         (703)       3,725        3,856      (41,376)
                                                         -----------  -----------  -----------  -----------
                                                         $   130,060  $   166,956  $   477,128  $   445,732
  Operating earnings (loss):                             ===========  ===========  ===========  ===========
    Business to be retained (1):
      Individual life insurance   . . . . . . . . . . .  $    (1,052) $       956  $    (1,287) $     1,837
      Individual health insurance   . . . . . . . . . .        1,024          887         (343)       5,117
      Group life and health   . . . . . . . . . . . . .         (736)      (1,392)      (2,112)      (2,032)
      Accumulation products   . . . . . . . . . . . . .         (106)        (233)        (448)         (41)
                                                         -----------  -----------  -----------  -----------
                                                                (870)         218       (4,190)       4,881
                                                         -----------  -----------  -----------  -----------
    Business to be divested (2):
      Individual life insurance   . . . . . . . . . . .        4,700        8,613       22,126       17,015
      Individual health insurance   . . . . . . . . . .        1,190        3,767       (1,327)       7,122
      Accumulation products   . . . . . . . . . . . . .          562       (3,162)        (655)       1,926
                                                         -----------  -----------  -----------  -----------
                                                               6,452        9,218       20,144       26,063
                                                         -----------  -----------  -----------  -----------
    Corporate   . . . . . . . . . . . . . . . . . . . .       (1,445)       1,885        1,507       16,241
                                                         -----------  -----------  -----------  -----------
    Total pretax earnings before realized investment
         gains (losses), loss on sales of subsidiaries,
         amortization of excess cost, impairment of
         intangibles, and interest expense  . . . . . .  $     4,137  $    11,321  $    17,461  $    47,185
                                                         ===========  ===========  ===========  ===========

  ____________________
  (1) Represents business of companies to be retained (BML, PALICO, Modern American and Western).

  (2) Represents business divested in connection with the sales of Bankers New York and Integrity National and expected to be divested in connection with the proposed sales of Southwestern Life, Union Bankers, Constitution and Marquette.

      The following table sets forth new business sales (annualized first year premiums) attributed or allocated to each industry segment:

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------  -----------------------
                                                        1995         1994         1995        1994
                                                     -----------  -----------  ----------- -----------
                                                                       (In Thousands)
         Business to be retained (1):
           Individual health insurance  . . . . .    $       605  $     2,545  $     3,285 $     9,449
           Group life and health  . . . . . . . .            253          894          759       7,563
         Business to be divested (2):
         Individual life insurance  . . . . . . .          2,403        3,743       21,010      15,527
           Individual health insurance  . . . . .          8,766        8,749       27,102      29,272
           Accumulation products  . . . . . . . .          4,231       13,830       26,981      45,063
                                                     -----------  -----------  ----------- -----------
                                                     $    16,258  $    29,761  $    79,137 $   106,874
                                                     ===========  ===========  =========== ===========

         ____________________
         (1) Represents business of companies to be retained (BML, PALICO, Modern American and Western). It is expected that little, if any, new business will be produced by the retained companies in subsequent periods.

         (2) Represents business divested in connection with the sales of Bankers New York and Integrity National and expected to be divested in connection with the proposed sales of Southwestern Life, Union Bankers, Constitution and Marquette.

      INDIVIDUAL LIFE INSURANCE. Revenues of the individual life insurance segment increased from $169.4 million for the nine months ended September 30, 1994, to $170.0 million for the same period in 1995, primarily as a result of an increase in investment income, which more than offset the below discussed decline in premium income. Sales of new life insurance products totaled $21.0 million in the first nine months of 1995, a 35% improvement over the corresponding period in 1994. All of the new life sales are from companies expected to be divested. Notwithstanding the improvement in sales, premium income for the individual life insurance segment decreased from $89.2 million in the first nine months of 1994 to $86.1 million in the first nine months of 1995, primarily reflecting the effects of an increase in lapses and surrenders of traditional life insurance policies. ICH's subsidiaries derive substantial revenues from their interest-sensitive and universal life products; however, for financial reporting purposes, these types of products are treated as deposit products and, therefore, premiums received are not reflected as a component of premium income.

      Pretax operating results of the individual life insurance segment improved from a gain of $18.9 million in the first nine months of 1994 to a gain of $20.8 million in the corresponding period in 1995, primarily as a result of an improvement in mortality experience. Individual life insurance death benefits, which can vary significantly from quarter to quarter, totaled $50.3 million in the first nine months of 1994, as compared to $44.9 million in the corresponding period in 1995. Pretax operating results of the individual life insurance segment of companies to be retained were $1.8 million of earnings in the first nine months of 1994 compared to a loss of $1.3 million in the corresponding 1995 period. Premiums of the companies to be retained declined from $3.8 million in 1994 to $3.0 million in 1995, investment income declined from $6.1 million in 1994 to $4.0 million in 1995, while policyholder benefits increased from $4.6 million in 1994 to $5.2 million in 1995.

      INDIVIDUAL HEALTH INSURANCE. Revenues of the individual health insurance segment totaled $165.3 million in the first nine months of 1995, as compared to $175.3 in the corresponding 1994 period, primarily reflecting a decline in individual health premium income totaling $7.8 million, or 5%. Sales of new health insurance products totaled $30.4 million in the first nine months of 1995, as compared to $38.7 million in the same 1994 period, or a 22% decline in new sales. Substantially all of the decline was attributable to sales of comprehensive health products, primarily in BML, a retained company. The Company does not expect significant new sales in its retained companies.

      The individual health insurance segment incurred a $1.7 million pretax operating loss in the first nine months of 1995, as compared to pretax operating earnings of $12.2 million in the same 1994 period. Substantially all of the decline in pretax operating earnings was attributable to an increase in benefits incurred. Individual health benefits totaled $118.8 million in the first nine months of 1995, as compared to $112.8 million in the corresponding 1994 period. The ratio of policy benefits to premiums earned increased from 68.9% in the first nine months of 1994 to 76.2% in the first nine months of 1995, primarily reflecting a deficiency in the premiums charged for the Company's Medicare supplement line of business and increased claims on a closed block of comprehensive health business within

BML, a retained company. The Company has sought approval for substantial rate increases relative to its Medicare supplement business and has begun implementing such increases in the states in which it has obtained approvals. Due to delays in receiving approvals and the subsequent implementation of such rate increases, there was no significant effect realized in the 1995 first quarter, when losses in the individual health segment for the three months ended March 31, 1995 were $3.3 million. The loss in this segment declined to $0.8 million for the three months ended June 30, 1995 and returned to profitability with earnings of $2.2 million in the three months ended September 30, 1995, as some of the rate increases were implemented. The ratio of policy benefits to earned premiums during this period has declined from 81.3% in the 1995 first quarter to 77.1% in the 1995 second quarter to 70.0% in the 1995 third quarter due, in part, to the effect of such rate increases. The effects of remaining rate increases are expected to be realized in subsequent quarters.

      ACCUMULATION PRODUCTS. Revenues of the accumulation products segment increased significantly, from $31.9 million in the first nine months of 1994 to $88.6 million in the 1995 period. Substantially all of the improvement in this segment's revenues were attributable to the $54.0 million increase in investment income between the two periods on the investments supporting an indexed GIC product, as previously discussed under "--Investments." Sales of annuities in the first nine months of 1995 totaled $27.0 million, as compared to $45.1 million in the first nine months of 1994. All sales of annuities were in companies to be divested.

      Pretax operating earnings of the accumulation products segment declined from $1.9 million in the first nine months of 1994 to a $1.1 million loss in the same 1995 period. The decline in such operating earnings was primarily attributable to a decline in the profitability of the previously discussed indexed GIC product. A single indexed GIC, with an account balance of $292.0 million, matured on June 30, 1995, and a remaining indexed GIC, with an account balance of $50.7 million, matured in August 1995. Management did not anticipate that such GICs would be renewed, and, accordingly, the process of liquidating the long-term assets supporting the indexed GIC product began during the 1995 first quarter. Proceeds from such liquidations were held in lower-yielding short-term investments during the intervening period, the yields on which were insufficient to cover the interest required to be credited to such GICs.

      GROUP INSURANCE. Sales of new group insurance products declined significantly during 1994 and the decline has continued into 1995. In the first nine months of 1995, sales totaled $0.8 million, as compared to $7.6 million in the corresponding 1994 period. The decline in sales was based on management's decision to de-emphasize growth in the group insurance segment due to losses incurred in 1993 and 1994 by the Company's primary group insurance company, PALICO. Revenues of the group segment have correspondingly declined from $88.8 million in the first nine months of 1994 to $35.8 million in the 1995 period as PALICO has terminated unprofitable business.

      Pretax operating results of the group segment declined from a loss of $2.0 million in the first nine months of 1994 to a loss of $2.1 million in the first nine months of 1995. The ratio of group benefits incurred to premiums earned declined from 63.9% in the 1994 period to 54.1% in the 1995 period. However, expenses of the group segment, including operating expenses, loss adjustment expenses, commissions and premium taxes, as a percentage of earned premiums has increased from approximately 54.4% in the first nine months of 1994 to 71.3% in the corresponding 1995 period. The higher expense ratio reflects, in part, costs associated with closing down and consolidating certain of PALICO's claims paying offices and administrative services only operations.

      CORPORATE. Corporate revenues, primarily investment income of the parent company and earnings on surplus investments, declined from $21.7 million in the first nine months of 1994 to $13.6 million in the corresponding 1995 period. Corporate results in 1995 are net of expenses incurred relative to third quarter restructuring activity and $5.5 million of costs, including legal expenses, incurred in the second quarter relative to the Castle and Meyer settlement. In the second quarter of 1994, the Company recorded a pretax gain of approximately $8.7 million as a result of the termination of certain reinsurance arrangements and other transactions with CFLIC.

      REALIZED INVESTMENT GAINS (LOSSES). Realized investment gains totaled $3.9 million in the first nine months of 1995, as compared to realized investment losses totaling $41.4 million in the same period of 1994. Of the 1995 gains, $2.9 million represented gains on the liquidation of limited partnership interests and a $2.7 million gain from sale of common stock. This was partially offset by a $3.4 million other than temporary writedown of a derivative CMO. The realized losses in 1994 were substantially all attributable to $46.4 million of other than temporary writedowns of the Company's investments in two derivative CMOs, which were discussed in detail in ICH's 1994

Annual Report to Stockholders. See Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-Q for a comparative analysis of realized investment gains (losses).

      AMORTIZATION OF EXCESS COST (GOODWILL). As reported at year-end 1994, the Company adopted an accounting change relative to its methodology for assessing the recoverability of goodwill. As a result of such accounting change, the Company reflected a charge to earnings totaling $210.7 million and reduced the balance of remaining goodwill by a corresponding amount. In addition, the Company reflected a writedown of other goodwill totaling $6.8 million. Accordingly, the charge to earnings for the amortization of excess cost was reduced approximately $5.3 million in the first nine months of 1995 compared with the comparable 1994 period.

      INTEREST EXPENSE AND PREFERRED DIVIDEND REQUIREMENTS. Interest expense in the first nine months of 1995 totaled $34.1 million, as compared to $36.7 million in the corresponding 1994 period. The decline was primarily attributable to the $30.0 million reduction in long-term notes payable associated with the CFLIC transaction during the second quarter of 1994 and the $10.0 million reduction in long-term notes payable during the third quarter of 1994. Preferred dividends totaled $11.3 million in the first nine months of 1994. As previously discussed under "--Liquidity and Capital Resources of the Parent Company," ICH's Board of Directors has suspended the payment of dividends on the Company's 1986-A Preferred Stock. Accordingly, there are no preferred dividends reflected in the Company's Consolidated Statement of Earnings (Loss) for the nine months ended September 30, 1995. However, because such preferred dividends are cumulative, the suspended dividends have been taken into consideration in the calculation of net loss per common share. See Note 1 of Notes to Consolidated Financial Statements.

      IMPAIRMENTS OF EXCESS COST, DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS. The carrying value of the net assets of the subsidiaries expected to be sold to Shinnecock Holdings (see Note 2 of Notes to Consolidated Financial Statements) exceeded the net $202.0 million of proceeds expected to be received from their sale by approximately $140.8 million. At September 30, 1995, remaining unamortized goodwill of $75.8 million, which relates to Southwestern Life, and deferred policy acquisition costs and present value of future profits of the subsidiaries to be sold of approximately $26.6 million were considered impaired and charged to operating results. In addition, a valuation allowance of approximately $38.4 million was established against the remaining deferred tax asset related to the companies to be sold and charged to income tax expense.

      INCOME TAX PROVISIONS AND DEFERRED INCOME TAX ASSET. The income tax expense for the nine months ended September 30, 1995, totaled $67.9 million on a reported pretax loss of $118.8 million. This unusual relationship resulted from an increase in the deferred income tax asset valuation allowance based on management's assessment of ICH and its subsidiaries' ability to utilize available tax loss carryforwards, impairments of excess cost, deferred policy acquisition costs and present value of future profits not tax effected and additional provisions for anticipated IRS settlements. For the comparable period in 1994, the Company reflected an income tax benefit totaling $3.3 million on a pretax loss of $38.1 million, or an effective income tax rate of 8.7%. The effective rate was lower than the expected rate due to the amortization of excess cost for which there are no income tax consequences, a $5.0 million increase in the deferred income tax asset valuation allowance, and the tax consequences of a redemption of the Company's equity securities. See Note 4 of Notes to Consolidated Financial Statements for an analysis of the various factors affecting the Company's income tax provisions.

      The Company's deferred income tax asset was reduced from $84.9 million at year-end 1994 to $5.8 million at September 30, 1995, primarily as a result of a $30.3 million reduction in deferred tax effects related to the change in pretax unrealized investment gains (losses), as previously discussed under "-- Investments," and a $56.1 million increase in the deferred income tax asset valuation allowance, including an increase of $38.4 million due to the sale of certain subsidiaries and other increases totaling $17.7 million.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      Reference is made to Item 3 of Part I of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994, in which the material legal proceedings affecting the Registrant were reported. The following is a description of recent developments in such reported proceedings:

            1. William D. Castle, et al v. Modern American Life Insurance Company, et al, Case No. CV-93-10275, (the "Castle" case) and Robert J. Meyer, et al, v. Jay Angoff, Director of the Missouri Department of Insurance and Modern American Life Insurance Company, Case No. CV-193-1331-CC, (the "Meyer" case): On September 1, 1995, a Final Judgment Approving Settlement and Dismissing Case with Prejudice was entered by the Circuit Court of Jackson County, Missouri in the Castle case. Under the terms of the settlement agreed to by the parties, Modern American paid the Plaintiffs cash in the amount of $4.0 million and Modern American's parent, the Company, delivered to Plaintiffs an unsecured promissory note in the amount of $3.0 million, bearing interest at the prime rate, payable in one installment in December 1997. In addition, the Defendants' paid Plaintiffs' court costs of approximately $94,282.64. Also, as part of the settlement of the Castle case, the Plaintiffs in the Meyer case agreed to the entry on October 16, 1995 of a Stipulation of Dismissal and a Final Judgment in the Circuit Court of Cole County, Missouri. Those filings dismissed with prejudice the appeal by the Plaintiffs in the Meyer case and affirmed in all respects the Order of the Missouri Department of Insurance entered on September 13, 1993, as amended by the Order entered on October 12, 1993. This matter was previously reported in the Company's Report on Form 10-Q for the periods ended March 31, 1995 and June 30, 1995.

            2. In Re Southwestern Life Corporation Securities Litigation: On August 24, 1995, the United States District Court for the Northern District of Texas (the "Court") consolidated each of : (1) Civil Action No. 3:95-CV-0516-G, Charles Opitz, et al., Plaintiffs v. Robert L. Beisenherz, et al., Defendants; (2) Civil Action No. 3:95-CV-0626-G; David Golde, et al., Plaintiffs v. Daniel B. Gail et al., Defendants;
      (3) Civil Action No. 3:95-CV-0627-G; Michael Sheniak, et al., Plaintiffs
      v. Southwestern Life Corporation, et al., Defendants; and (4) Civil Action No. 3:95-CV-0696-G; Marion Antonicello, Plaintiff v. Robert L. Beisenherz, et al., Defendants, into In Re Southwestern Life Corporation Securities Litigation, Master File No. 3-95CV-0516-G, for all purposes, including pretrial proceedings and trial. On October 6, 1995, Plaintiffs filed a Derivative and Consolidated Amended Complaint in the consolidated action against the Company and certain of its present and former officers and directors. On October 11, 1995, the Company filed a Suggestion of Bankruptcy stating that it had filed a voluntary petition for relief pursuant to Chapter 11 of the United States Bankruptcy Code, as amended, and that the automatic stay provisions of the Bankruptcy Code Section 362 were then in effect. On October 13, 1995, the Court issued an Order stating that claims against the Company were "closed," subject to being reopened, without prejudice, on the motion of any party in the bankruptcy proceeding, and that all other claims were unaffected. The automatic stay remains in effect with respect to the Company. This matter was previously reported in the Company's Report on Form 10-Q for the periods ended March 31, 1995 and June 30, 1995.

            3. IRS Proceedings. The terms of the settlement with the IRS relative to the Notices of Proposed Deficiencies for the tax year 1986 through 1989 have been finalized, and the Company's insurance subsidiaries have agreed to pay additional income taxes and interest totaling $68.2 million. See Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-Q.

      The Company has no developments to report for the quarter ended September 30, 1995 in any other previously reported legal proceeding.

      On October 10, 1995, the Company, and its wholly owned subsidiaries, Facilities Management Installation Inc., Care Financial Corporation and SWL Holding Corporation (collectively the "Debtors") each filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Chapter 11 Proceeding"), which cases are captioned as In Re: I.C.H. Corporation, f/k/a/ Southwestern Life Corporation, Case No. 393-36351-RCM-11; SWL Holding Corporation, Case No. 395-36352-HCA-11, Care Financial Corporation, Case No. 395-36354-SAF-11; Facilities Management

Installation, Inc., Case No. 395-36353-RCM-11; Jointly Administered Under Case No. 395-36351-RCM-11. On October 18, 1995, the United States Trustee appointed the members of the Official Unsecured Creditors' Committee. On October 20, 1995, the Bankruptcy Court entered the Order Scheduling the Sale Approval Hearing and Authorizing and Approving (A) the Competitive Offer Procedure, (B) the Uniform Notice Procedure, and (C) Payment of the Termination Amount and the Reimbursement of Certain Expenses (the "Sale Procedure Order"). The Sale Procedure Order provided for the following: (X) a subsequent hearing (the "Sale Approval Hearing") to begin November 28, 1995, at which time the Bankruptcy Court will (i) consider the motion of the Debtors to approve the transactions contemplated by the Purchase Agreement dated as of October 9, 1995 between the Debtors and Shinnecock Holdings Inc. and Shinnecock Services Corp. and (ii) any competing bids submitted by third parties in accordance with the Competitive Offer Procedure set forth in the Sale Procedure Order;
(Y) authorized the Debtors to give notice of the Sale Approval Hearing and the Competitive Offer Procedure to, among others, certain parties previously contacted with respect to a purchase of Debtors' assets and all of the Debtors' creditors and all of the Company's preferred and common stockholders of record, and (Z) authorized payment by the Debtors to Shinnecock Holdings of a total of up to $6.0 million in the event that under certain conditions the Shinnecock Holdings transaction is not consummated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      (a) The filing by the Company of the Chapter 11 Proceeding may constitute an Event of Default under (i) that certain Indenture dated as of November 15, 1986, between the Company and Mid-American Bank of Louisville and Trust Company, as Successor Trustee, with respect to the Company's 11 1/4% Senior Subordinated Notes Due 1996 and (ii) that certain Indenture dated as of November 12, 1993, from the Company to Mid-American Bank of Louisville and Trust Company, as Trustee, with respect to the Company's 11 1/4% Senior Subordinated Notes Due 2003.

      (b) The payment of dividends on the Company's $1.75 Convertible Exchangeable Preferred Stock, Series 1986-A, has been suspended. As of the date of filing of this Report on Form 10-Q, the total amount of arrearage is $10,500,000.

ITEM 5. OTHER INFORMATION.

      By letter dated November 1, 1995, the American Stock Exchange (the "Exchange") informed the Company that pursuant to Section 12(d) of the Securities Exchange Act of 1934 and Rule 12d2-2(c) promulgated by the Securities and Exchange Commission (the "Commission"), the Exchange filed an application with the Commission to strike from listing and registration on the Exchange, effective at the opening of the trading session on November 15, 1995, the Company's Common Stock, Par Value $1 and the Company's $1.75 Convertible Preferred Stock, Series 1986-A.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The exhibits listed on the Index to Exhibits appearing on page 31 are filed herewith.

      (b) On October 23, 1995, the Company filed one Report on Form 8-K, dated October 9, 1995, to report, (i) under Item 3 of that Form that the Company had filed a voluntary petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division and (ii) under Item 5 of that Form that (A) effective October 9, 1995, the Company had amended its Certificate of Incorporation to read: "ARTICLE ONE. The name of the corporation is I.C.H. Corporation." and (B) on October 9, 1995, the Company and certain of its wholly owned subsidiaries had executed a Purchase Agreement to sell the principal insurance subsidiaries of the Company.

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

                                          I.C.H. CORPORATION



                                          By:/s/Glenn H. Gettier, Jr.
                                             ------------------------
                                             Glenn H. Gettier, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer



                                          By:/s/John T. Hull
                                             ------------------------
                                             John T. Hull
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer

Date: November 14, 1995

                               INDEX TO EXHIBITS



 Exhibit                                                       Sequential
   No.                    Description                           Page No.
 -------                  -----------                          ----------
  10.1    Purchase Agreement dated October 5, 1995, among
          I.C.H. Corporation, SWL Holding Corporation, Care
          Financial Corporation, Facilities Management
          Installation, Inc. And Shinnecock Holdings Inc. And
          Shinnecock Services Corp. (filed as Exhibit No. 2 to the Registrant's Current Report on Form 8-K dated
          October 9, 1995, and incorporated herein by reference)

  10.2    Termination  and  Expense Security Agreement dated as
          of October 9, 1995, among  I.C.H.  Corporation,
          Shinnecock Holdings Inc. and Texas Commerce Bank
          National Association  . . . . . . . . . . . . . . . .    32

  11.1    Computation of Earnings (Loss) Per Share of Common
          Stock on Average Shares Outstanding and Fully Diluted
          Bases for the Three Months and Nine Months Ended
          September 30, 1995 and 1994 . . . . . . . . . . . . .    54

   27     Financial Data Schedule   . . . . . . . . . . . . . .    55