Form 10-Q
period 1997-03-31
ICH CORP /DE/
filed 1997-05-15
CIK 49588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXHANGE ACT OF 1934


For the quarter ended  March 31, 1997              Commission file number 1-7697
                      ---------------                                     ------


                               I.C.H. Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                                43-6069928
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                 9404 Genesee Avenue, LaJolla, California 92037
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code:               (619) 587-8533
                                                                  --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes ___   No _x_


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes _x_   No ___

Number of shares of common stock outstanding on April 30, 1997:     2,793,550* .
                                                                    ------------



* Assumes full conversion of all outstanding eligible shares of common stock and preferred stock of pre-reorganized I.C.H. Corporation. See Note 4 of Notes to Consolidated Financial Statement.

                       I.C.H. Corporation and Subsidiaries
                                      Index


                                                                           Page
                                                                          Number
Part I.  Financial Information

     Item 1.         Financial Statements

            Consolidated Balance Sheets - February 19, 1997 and
                      March 31, 1997                                         3

            Consolidated Statement of Operations and Retained
                     Earnings (Deficit) for the period February 19, 1997
                     through March 31, 1997                                  4

            Consolidated Statement of Cash Flows for the period
                     February 19, 1997 through March 31, 1997                5

            Notes to Consolidated Financial Statements                       6

     Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  11


Part II. Other Information

     Item 5.         Other Information                                      15

     Item 6.         Exhibits and Reports on Form 8-K                       15

            Signatures                                                      17

            Exhibit Index                                                   18

                          Part I. Financial Information
                          -----------------------------

Item 1. Financial Statements
        --------------------

                        ICH Corporation and Subsidiaries
                           Consolidated Balance Sheets


                                     Assets

                                                            February 19, 1997    March 31, 1997
Current assets:
     Cash and cash equivalents                                 $    500,000       $  3,000,077
     Other assets                                                   200,000            881,455
     Accounts receivable                                          2,790,203             45,385
     Deferred tax benefit                                                --             54,000
     Subsidiary held for sale                                     5,000,000          5,000,000
     Real estate held for sale                                    3,700,000                 --
                                                               ------------       ------------
         Total current assets                                    12,190,203          8,980,917

Property, Equipment and Land
   Held for Future Development                                           --          3,766,242
                                                               ------------       ------------

                  Total assets                                 $ 12,190,203       $ 12,747,159
                                                               ============       ============


                       Liability and Stockholders' Equity


Current liabilities -
     Accounts payable and accrued liabilities                  $         --       $    659,184

Preferred stock, $0.01 par value, 1,000,000 authorized
     none issued and outstanding                                         --                 --
Common stock, $0.01 par value, 9,000,000 authorized
     (see Note 2)                                                        --                 --
Paid-in capital                                                  12,190,203         12,190,203
Retained earnings (deficit)                                              --           (102,228)
                                                               ------------       ------------

                  Total liabilities and stockholders' equity   $ 12,190,203       $ 12,747,159
                                                               ============       ============



          See accompanying notes to consolidated financial statements.

                       I.C.H. Corporation and Subsidiaries
      Consolidated Statement of Operations and Retained Earnings (Deficit)
             For the Period February 19, 1997 through March 31, 1997



Revenues:
     Real estate operations                                         $    31,356
     Interest                                                             9,350
                                                                    -----------
                  Total revenues                                         40,706
                                                                    -----------

Costs and expenses:
     Real estate operations                                             100,144
     General and administrative                                          96,790
                                                                    -----------
                  Total costs and expenses                              196,934
                                                                    -----------

Income (Loss) Before Income taxes                                      (156,228)

Provision (Benefit) for Income Taxes                                    (54,000)
                                                                    -----------
Net Income (Loss)                                                      (102,228)


Retained earnings - beginning of period                                      --
                                                                    -----------

Retained earnings (deficit) - end of period                         $  (102,228)
                                                                    ===========

Per Share Data:

     Income (Loss) Per Share (Note 4)                               $      (.04)
                                                                    ===========

     Average Common Shares Outstanding (Note 4)                       2,793,550
                                                                    ===========


          See accompanying notes to consolidated financial statements.

                       I.C.H. Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
             For the Period February 19, 1997 through March 31, 1997



Cash flow from operating activities:
     Net income(loss)                                               $  (102,228)
     Changes in current assets and liabilities:
         Accounts receivable                                          2,744,818
         Deferred tax benefit                                           (54,000)
         Other assets                                                  (681,455)
         Real estate held for sale                                    3,700,000
         Accounts payable and accrued liabilities                       659,184
                                                                    -----------

                  Net cash provided by operating activities           6,266,319
                                                                    -----------

Cash flows from (used in)  investing activities - Property,
         Equipment and Land Held for Future Development              (3,766,242)
                                                                    -----------


                  Net changes                                         2,500,077

Cash and cash equivalents at beginning of period                        500,000
                                                                    -----------

Cash and cash equivalents at end of period                          $ 3,000,077
                                                                    ===========


          See accompanying notes to consolidated financial statements.

                       I.C.H. Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements



1.   Organization and Basis of Presentation

     ICH Corporation (the "Company") is the post-reorganization successor to ICH Corporation (the "Predecessor Company"). On October 10, 1995, the Predecessor Company and three of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). Throughout the Chapter 11 case, the Predecessor Company continued to operate and manage its assets and business as a debtor in possession as authorized by Chapter 11 of the Code. During the Chapter 11 case, the Predecessor Company also sold seven of its eight insurance subsidiaries and sold all of the business of Bankers Multiple Line Insurance Company ("BML"), its remaining insurance subsidiary, through an assumption reinsurance agreement. The Predessor Company's First Amended Joint Plan of Reorganization under Chapter 11 (the "Reorganization Plan") was confirmed by the Bankrutpcy Court on February 7, 1997 and became effective on February 19, 1997 (the "Effective Date"). The Company, as of the Effective Date, had no significant business operations and the activities subsequent to that date have been devoted to the acquisition of Sybra, Inc. (See Note
     6) and the evaluation and operation of the Perry Park Real Estate.

     The Lone Star Liquidating Trust (the "Trust") was created on the Effective Date as the vehicle to liquidate and distribute certain assets owned by the Predecessor Company for the benefit of its creditors. The confirmation of the Reorganization Plan resulted in the complete satisfaction, discharge and release of all claims against and interests in the Company. The Company retained certain designated assets of the Predecessor Company and emerged from Chapter 11 owned by all but certain de minimus holders of the preferred and common stock of the Predecessor Company. Pursuant to the Reorganization Plan, all shares of the Predecessor Company's preferred and common stock were canceled as of the Effective Date, and the Company has issued new common stock for distribution to eligible holders of the former preferred and common shares. See Note 4.

     Assets of the Predecessor Company which were retained by the Trust and postpetition and other liabilities are not reflected in these consolidated financial statements as the Company does not have legal title to the assets nor any obligations to satisfy the liabilities.

     The consolidated balance sheet, at February 19, 1997 included herein has been prepared from the Company's audited consolidated balance sheet at that date, includes the accounts of the Company and its wholly-owned subsidiaries, SWL Holding Corporation ("SWL Holding") Perry Park Resorts, Inc. ("PPRI") and Care Financial Corporation ("Care") which owns 100% of BML. At March 31, 1997 the Company and its wholly-owned subsidiaries had no significant ongoing business operations. The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations and retained earnings (deficit) and cash flows and stockholders' equity for the interim periods ended March 31, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.
     See Note 6.

     As the holders of existing voting shares in the Predecessor Company immediately prior to confirmation of the Reorganization Plan received less than 50% of the voting shares of the emerging entity, and as reorganization value was estimated to be less than postpetition liabilities and allowed claims, the Company adopted "fresh-start" reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7. Accordingly, assets have been restated to reflect reorganization value, which approximates fair value at the Effective Date.

     In determining the applicability of fresh-start reporting, the reorganization value of the Company was determined based on reorganization value of the Predecessor Company prior to the confirmation of the Reorganization Plan. As the Company had no significant, ongoing business operations at March 31, 1997 management did not anticipate future earnings in determining reorganization value. Accordingly, reorganization value equals management's estimate of the fair value of assets as of the Effective Date of the Reorganization Plan.

     As a result of adjusting the assets to fair value with the adoption of fresh-start reporting, the Company increased the carrying value of Perry Park Real Estate by $961,000.


2.   Other Assets, Accounts Payable and Accrued Liabilities

     Other assets, the accounts payable and accrued liabilities relate primarily to the Company's acquisition of Sybra, Inc.

3.   Income Taxes

     Differences exist between the Company's carrying amounts of assets for financial reporting purposes and the amounts used for tax purposes. The Company's tax basis in the BML stock, a subsidiary held for sale, significantly exceeds its carrying value for financial reporting purposes; however, as any tax loss generated on the sale of BML stock could be limited pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the difference.

     The Company's tax basis in Perry Park Real Estate is approximately $8,000,000, resulting in a deferred tax asset of $1,460,000 using a 34% federal rate. The Company recorded a full valuation allowance against this deferred tax asset due to the uncertainty surrounding its realization as of February 19, 1997.

     The Company recorded a deferred tax asset during the period ended March 31, 1997 for the expected future tax benefits of the operating loss as the ultimate realization is probable.


4.   Equity and Earnings Per Common Share

     On the Effective Date, all of the outstanding equity securities ("Predecessor Common Stock" and "Predecessor Preferred Stock" and collectively, the "Predecessor Stock") of the Predecessor Company were canceled. The Company's Restated Certificate of Incorporation authorizes the issuance of 9,000,000 shares of common stock (the "Company's common stock") and 1,000,000 shares of preferred stock. Holders of the Predecessor Stock have two-years from the Effective Date in which to exchange the canceled shares for the Company's common stock. With the exception of de minimus holders of Predecessor Stock, holders of Predecessor Stock will receive 0.0269 shares of the Company's common stock for each share of Predecessor Common Stock and 0.2 shares of the Company's common stock for each share of Predecessor Preferred Stock held as of the Effective Date.

     Until March 30, 1997, holders of Predecessor Preferred Stock could elect to surrender their cancelled shares in exchange for a single cash payment of $0.36 per share, to a maximum of $234, in lieu of receiving shares of the Company's common stock. For that same 40 day period, holders of Predecessor Common Stock could elect to receive a single cash payment of $0.05 per share, to a maximum of $250, in lieu of receiving shares of the Company's common stock. See Note 6.

     Pursuant to the Reorganization Plan, holders of less than 101 shares of Predecessor Common Stock or less than 14 shares of Predecessor Preferred Stock (collectively, the "Nominal Shareholders") are not entitled either to convert their Predecessor Stock into the Company's common stock or to receive any cash payments for their Predecessor Stock.

     Based on the number of outstanding shares of Predecessor Common Stock and Predecessor Preferred Stock on the Effective Date, and after considering the Nominal Shareholders of record and the shares which were exchanged for cash as described above, the Company estimates that a maximum of approximately 2,793,550 shares of the Company's common stock could be issued, although the amount could be lower. Upon conversion, the par value of the issued common stock will be transferred from paid-in capital to common stock. As a result of the cash payment option described above and the likelihood that certain eligible holders of Predecessor Stock will not exercise their conversion option during the two-year period, management has not determined and cannot currently determine, the ultimate number of shares of the Company's common stock which will be issued upon completion of the stock conversion.

     For the reasons set out above, the Company has used 2,793,550 shares in computing earnings per share. Common stock equivalents are excluded from the computation because the effect is antidilutive.

     As of February 19, 1997, the Company declared a dividend of one right (collectively, the "Rights") for each share of the Company's common stock. Each Right represents the right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock"). The Rights have an exercise price of $10.07 per right and are exercisable until February 19, 1999. Ten thousand shares of the Company's authorized preferred stock have been designated as the Junior Preferred Stock and have been reserved for issuance upon the exercise of the Rights. The Rights are not exercisable until the occurrence of those "triggering events" detailed in the Rights Agreement by and between the Company and the Mid-America Bank of Louisville and Trust Company. Upon the occurrence of any of such triggering events, all holders of Rights (other than the holder that caused the triggering event to occur) will thereafter have the right to receive upon exercise that number of shares of the Company's common stock having a market value of two times the exercise price of the Right. The Junior Preferred Stock has voting rights equal to 1,000 votes per share and is entitled to receive dividends, on a cumulative basis, payable in cash, equal to 1,000 times the aggregate per share amount of all cash dividends or all non-cash dividends or other distributions declared on the Company's common stock. Upon liquidation, the Junior Preferred Stock is entitled to receive an aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to the holders of shares of common stock plus any accrued and unpaid dividends. Reference is hereby made to the Company's Registration Statement on Form 8-A, dated May 14, 1997, for a more complete description of the Rights.

5.   Stock Options

     The Company has two stock option plans, the ICH Corporation 1997 Employee Stock Option Plan (the "ESP") and the ICH Corporation 1997 Director Stock Option Plan (the "DSP"), (collectively the "Option Plans"). The ESP provides for the grant of incentive stock options and non-qualifying options to eligible officers and employees. The DSP authorizes grants of non-qualifying options to eligible directors subject to an individual maximum of 40,000 options and an aggregate maximum of 280,000 options. The DSP also authorizes grants to individuals who have provided special services to the Company, at the discretion of the Compensation and Stock Option Committee of the Board of Directors. Options granted under the Option Plans expire ten years from the date of grant. The Company has reserved

     1,000,000 shares and 400,000 shares of the Company's common stock for the ESP and the DSP, respectively.

     Effective February 11, 1997, the Company granted 221,000 options under the ESP, including 176,000 to an officer and director of the Company as part of his two-year employment agreement, and 35,000 options under the DSP. The options were granted at the estimated fair value of the stock on February 11, 1997 with an exercise price of $2.17 per share. See Note 6.

6.   Subsequent Events

     Pursuant to the terms of the Reorganization Plan, the Company purchased shares of Predecessor Preferred Stock and shares of Predecessor Common Stock for aggregate cash consideration of approximately $105,000.

     On April 25, 1997, the Company exercised its option pursuant to the Reorganization Plan, to sell all of the outstanding capital stock of BML, an indirect wholly-owned subsidiary, to the Trust for cash consideration of $5,000,000 from the Trust.

     On April 30, 1997, the Company completed its previously announced agreement of February 7, 1997 to acquire all of the outstanding capital stock of Sybra, Inc., a Michigan corporation ("Sybra"). The aggregate purchase price was approximately 37.7 million (including the repayment of $23.7 million of Sybra indebtedness) with an additional $2 million contingent payment obligation due within two years if certain leasing arrangements are finalized. Concurrently with such acquisition, Sybra entered into a sale/lease-back transaction on 63 of its restaurant sites with U.S. Restaurant Properties Operating L.P. ("USRP"). For the fiscal year ended December 28, 1996, Sybra had total revenues of approximately $116 million and at December 28, 1996, Sybra had total assets of approximately $75 million.

     The Company funded the acquisition through the use of approximately $2.0 million of its available cash resources, $5.0 million of the proceeds received from the sale of BML to the Trust, and a $35 million fixed-rate term loan from Atherton Capital, Incorporated, ("Atherton"), which loan matures in approximately 12 years, bears interest at a rate of 10.63% per annum and is guaranteed by the Company.

     The Atherton loan agreement contains certain customary affirmative, negative and financial covenants, including without limitation, (1) a fixed charge coverage ratio of 1.30:1.00, as defined in the Atherton loan agreement, (2) a restriction on borrower distributions or dividends unless the fixed charge coverage ratio is at least 1.30:1.00 after giving account to such dividend or distribution, and (3) a prohibition against additional debt being incurred by Sybra in excess of $1 million per year, except for capital leases and debt secured solely by purchase money security interests, without the prior written consent of Atherton.

     In connection with the acquisition of Sybra, the Company entered into two-year employment agreements with each of Charles N. Hyslop, Chief Executive Officer of Sybra, and Donald P. Zima, Chief Financial Officer of Sybra. The employment agreements provide for, among other things, the grant of stock options which vest, in the case of Mr. Hyslop, over a two-year period, and, in the case of Mr. Zima, over a four-year period.

     The foregoing description of the Sybra acquisition, the USRP leases, the Atherton term loan and the employment agreements are not intended to be complete and are qualified in their entirety by the complete text of the material agreements setting forth the specific terms of such transactions, which material agreements are filed as Exhibits 10.02 through 10.10 hereto and are incorporated herein by reference.

     On April 30, 1997, the Compensation and Stock Option Committee granted options under the ESP Plan to purchase 368,200 shares of the common stock of the Company to various employees of Sybra at an exercise price of $3.80 per share, the estimated fair value of the common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On April 30, 1997, the Company closed its previously announced agreement of February 7, 1997 to acquire all of the outstanding capital stock of Sybra. The aggregate purchase price was approximately 37.7 million (including the repayment of $23.7 million of Sybra indebtedness) with an additional $2 million contingent payment obligation due within two years if certain leasing arrangements are finalized. Concurrently with such acquisition, Sybra entered into a sale/lease-back transaction on 63 of its restaurant sites with U.S. Restaurant Properties Operating L.P. For the fiscal year ended December 28, 1996, Sybra had total revenues of approximately $116 million and at December 28, 1996, Sybra had total assets of approximately $75 million. See Note 6 of Notes to Financial Statements for a more complete description of the Sybra acquisition and related transactions.

Results of Operations:

As indicated in Note 1 of Notes to Financial Statements, the Company is the post-reorganization successor to the Predecessor Company which together with three of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on October 10, 1995. The Reorganization Plan was confirmed on February 7, 1997 and became effective on February 19, 1997, the Effective Date.

The Company adopted "fresh start" reporting at the Effective Date since the holders of existing voting shares immediately before filing and confirmation of the Reorganization Plan received less than 50% of the voting shares of the emerging entity and the reorganization value was estimated to be less than postpetition liabilities and allowed claims. As the Company had no significant business operations, as of March 30, 1997 management did not anticipate future earnings in determining reorganization value.

The Company's principal activities since the Reorganization Date have been devoted to (1) the acquisition of Sybra, (2) a review of the operations of its real estate property, Perry Park, located in Owen County, Kentucky and (3) evaluation of the alternatives available with respect to BML, a property and casualty insurer licensed in all fifty states.

On April 25, 1997, BML was sold to the Trust for cash consideration of $5 million.

The Perry Park Real Estate consists of an approximately 2,600 acre planned development including an 18 hole golf course, club house, restaurant, salable lots, three lakes, additional platted but undeveloped lots and vacant acreage. The platted undeveloped lots and vacant acreage are estimated to be approximately 1,800 acres. The Perry Park development is held in a wholly owned subsidiary of the Company, Perry Park Resorts, Inc., a Kentucky corporation.

The principal sources of revenue for Perry Park during 1996 were as follows:

                  Golf                                     48%
                  Restaurant                               23%
                  Water and Sewer                           6%
                  Maintenance                              15%
                  Other                                     8%

The operations of Perry Park are seasonal in nature (golf and restaurant revenues are the highest from April to October) and are expected to approximate break-even for 1997. These operations are not expected to be material to the Company's future operations.

The Company's principal focus, following its emergence from bankruptcy, will be the management and operation of its recent acquisition, Sybra. Sybra is the second largest Arby's franchisee in the United States and currently operates 150 restaurants clustered in four regions, as follows:

         Southwestern (Dallas)                                          58
         Northern (primarily Michigan)                                  45
         Eastern (Pennsylvania, Maryland and Virginia)                  27
         Southeastern (Florida)                                         20


The historical and pro forma financial statements of Businesses to be Acquired ((delta)210.3-05 and (delta)210.11 of Regulation S-X) as required by Item 7 Financial Statements and Exhibits of Form 8-K, will be filed no later than July 9, 1997.

Liquidity and Capital Resources

Cash Flows
----------

Cash used in operations reflects the Company's initial operations after emerging from bankruptcy and results of the real estate operations which were offset by limited interest income after available cash was reduced for costs incurred in connection with the Sybra acquisition. The BML investment generated no revenue for the Company.


Inventory and Financing Activities
----------------------------------

The Company had no material investing (other than Perry Park Real Estate) or financing activities during the period from February 19, 1997 through March 31, 1997. See Note 6 of Notes to Financial Statements for subsequent investing and financing activities.


Liquidity and Capital Resources
-------------------------------

The increase in cash equivalents during the period ended March 31, 1997 is primarily attributable to the receipt of cash from the Trust in payment of a receivable as of the Effective Date of $2.5 million and $.5 million from the settlement of a claim with Tenneco, Inc.

The principal source of capital for the Company is the subsidiary held for sale (which was converted to cash prior to the Sybra acquisition) and cash retained by the Company pursuant to the Reorganization Plan, which was substantially reduced following the purchase of Sybra. In the future, the Company's liquidity and capital resources will primarily depend on the operations of Sybra which, under the term of its loan agreement, would permit, under certain conditions, distributions and dividends to ICH. The Company believes that, based upon past performance, Sybra's net cash flow provided by operations will be adequate to meet its operating requirements, as well as scheduled debt service on its term loans, scheduled lease payments and required capital expenditures, although no assurances can be given. If necessary, the Company believes that it would be able to secure additional credit facilities, or issue additional debt or equity securities, on acceptable terms to meet its future cash requirements, although no assurances can be given.

Recent Accounting Pronouncements

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value base method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company applies the intrinsic value method permitted by SFAS No. 123 in accounting for the DSP Plan and the ESP Plan and accordingly, no compensation expense has been recognized but if the compensation costs for stock option awards under the Plan had been determined based on the fair value at the grant date, the effect on the Company's earnings would not be material.

                               I.C.H. CORPORATION

                            Part II Other Information

Item 5.           Other Information
                  -----------------

         On April 30, 1997, the Company closed its previously announced agreement of February 7, 1997 to acquire all of the outstanding capital stock of Sybra, Inc., a Michigan corporation ("Sybra"). The aggregate purchase price was approximately 37.7 million (including the repayment of $23.7 million of Sybra indebtedness) with an additional $2 million contingent payment obligation due within two years if certain leasing arrangements are finalized. Concurrently with such acquisition, Sybra entered into a sale/lease-back transaction on 63 of its resaurant sites with U.S. Restaurant Properties Operating L.P. For the fiscal year ended December 28, 1996, Sybra had total revenues of approximately $116 million and at December 28, 1996, Sybra had total assets of approximately $75 million. See Note 6 of Notes to Financial Statements for a more complete description of the Sybra acquisition and related transactions.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

(a)      The following exhibits are filed herewith:


Exhibit
Number                        Exhibit Title
-------                       -------------

10.02 Stock Purchase Agreement, dated as of February 7, 1997, by and between I.C.H. Corporation and Valcor, Inc.
10.03 First Amendment to Stock Purchase Agreement, dated as of April 18, 1997, by and between I.C.H. Corporation and Valcor, Inc.
10.04 Form of Loan Agreement by and between Sybra, Inc. and Atherton Capital Incorporated.
10.05 Form of Promissory Note executed by Sybra, Inc. in favor of Atherton Capital Incorporated.
10.06 Form of Leasehold/Deed of Trust Mortgage executed by Sybra, Inc. in favor of Atherton Capital Incorporated.
10.07 Form of Security Agreement executed by Sybra, Inc. in favor of Atherton Capital Incorporated.
10.08 Form of Master Lease by and between Sybra, Inc. and U.S. Restaurant Properties Operating L.P.
10.09 Employment Agreement, dated as of April 30, 1997, by and between I.C.H. Corporation and Charles N. Hyslop.
10.10 Employment Agreement, dated as of April 30, 1997, by and between I.C.H. Corporation and Donald P. Zima.
27        Financial Data Schedule

(b)      Reports on Form 8-K

         On March 6, 1997, the Company filed a Current Report on Form 8-K regarding the confirmation of its Plan of Reorganization (the "Plan") pursuant to Chapter 11 of the United States Bankruptcy Code and the date of the Plan becoming effective. No financial statements were filed.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly cause this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  May 15, 1997

                                            I.C.H. Corporation


                                            By: /s/James R. Arabia
                                                -------------------------
                                                James R. Arabia
                                                Chairman and Chief
                                                Executive Officer


                                            By: /s/Kenneth P. Giddens
                                                -------------------------
                                                Kenneth P. Giddens
                                                Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                            Exhibit Title
-------                           -------------

10.02 Stock Purchase Agreement, dated as of February 7, 1997, by and between I.C.H. Corporation and Valcor, Inc.

10.03 First Amendment to Stock Purchase Agreement, dated as of April 18, 1997, by and between I.C.H. Corporation and Valcor, Inc.

10.04 Form of Loan Agreement by and between Sybra, Inc. and Atherton Capital Incorporated.

10.05 Form of Promissory Note executed by Sybra, Inc. in favor of Atherton Capital Incorporated.

10.06 Form of Leasehold/Deed of Trust Mortgage executed by Sybra, Inc. in favor of Atherton Capital Incorporated.

10.07 Form of Security Agreement executed by Sybra, Inc. in favor of Atherton Capital Incorporated.

10.08 Form of Master Lease by and between Sybra, Inc. and U.S. Restaurant Properties Operating L.P.

10.09 Employment Agreement, dated as of April 30, 1997, by and between I.C.H. Corporation and Charles N. Hyslop.

10.10 Employment Agreement, dated as of April 30, 1997, by and between I.C.H. Corporation and Donald P. Zima.

27        Financial Data Schedule