Form 10-Q
period 1997-06-30
ICH CORP /DE/
filed 1997-08-14
CIK 49588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXHANGE ACT OF 1934


For the quarter ended June 30, 1997                Commission file number 1-7697
                     --------------                                       ------


                               I.C.H. Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               43-6069928
-------------------------------                              -------------------
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

                                 Yes     No X
                                    ----     ----


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No
                         ---    ----

Number of shares of common stock outstanding on April 30, 1997:      2,793,550*.
                                                                     ----------



*Assumes full conversion of all remaining outstanding eligible shares of common stock and preferred stock of pre-reorganized I.C.H. Corporation. See Note 4 of Notes to Consolidated Financial Statement.

                            I.C.H. and Subsidiaries

                                     Index

                                                                      Page
                                                                      Number

Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated  Balance  Sheets - December  28, 1996
         February 19, 1997 and June 30, 1997                              4

         Consolidated Statements of Operations for the
         Quarter and the six months ended June 30, 1997                   5

         Consolidated  Statement  of Cash Flows for the six
         Months  ended June 29, 1996,  for the four months
         ended April 30, 1997 and the period  February 19,
         1997 through June 30, 1997                                       7

         Notes to Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   13

Part II. Other Information                                               19

         Signatures                                                      20

         Exhibit Index                                                   21

                       I.C.H. CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  Predecessor           Company
                                                 ------------  ---------------------------
                                                  Dec 28, 1996  Feb 19, 1997  June 30, 1997
                                                                                Unaudited
                                                 ------------  ------------  -------------
 ASSETS
 Current assets:
   Cash & cash equivalents                           $  2,294      $    500      $  3,839
   Accounts receivable                                    299         2,790         2,237
   Inventories                                          1,499                       1,329
   Prepaid expenses and other                             655           200         1,044
   Deferred income taxes                                1,225                       1,176
   Subsidiary held for sale                                           5,000
   Real estate held for sale                                          3,700
                                                     --------      --------      --------
        Total current assets                            5,972        12,190         9,625
                                                     --------      --------      --------
Property, equipment, capitalized leases                81,822                      87,168
     and land held for future development
Less accumulated depreciation and amortization        (28,240)                    (36,631)
                                                     --------      --------      --------
  Net property, equipment, and capitalized leases      53,582                      50,537
                                                     --------      --------      --------
 Intangibles, net                                      15,848                      31,935
 Other assets                                             199                       1,974
                                                     --------      --------      --------
        Total other assets                             16,047                      33,909
                                                     --------      --------      --------
 Total assets                                        $ 75,601      $ 12,190      $ 94,071
                                                     ========      ========      ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued liabilities          $ 13,530                    $ 11,622
   Current portion of long term debt and capital
        lease obligations                                 897                       2,416
                                                     --------      --------      --------

        Total current liabilities                      14,427                      14,038
                                                     --------      --------      --------

 Noncurrent liabilities:

   Long-term debt and capital lease obligations         4,728                      63,315
   Loan payable to parent                              20,000
   Deferred income tax                                                              4,822
   Other liabilities                                    1,304                         715
                                                     --------      --------      --------
        Total noncurrent liabilities                   26,032                      68,852
                                                     --------      --------      --------
        Total liabilities                              40,459                      82,890
                                                     --------      --------      --------

 Stockholders' equity
   Predecessor common stock, $0.50 par  value;
        200 authorized, 55 issued and  outstanding         28          --            --
   Preferred stock, $0.01 par value; 1,000,000
        authorized; none issued and outstanding
   Common stock $0. 01 par value; 9,000,000                            --            --
   authorized
   Paid-in-capital                                     21,398        12,190        12,078
   Retained earnings(deficit)                          13,716                        (897)
                                                     --------      --------      --------

 Total stockholders' equity                            35,142        12,190        11,181
                                                     --------      --------      --------

 Total liabilities and stockholders' equity          $ 75,601      $ 12,190      $ 94,071
                                                     ========      ========      ========


                 See notes to consolidated financial statements

                       I.C.H. CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                      (in thousands, except per share data)


                                                                           Quarter
                                                     ------------------------------------------------
                                                              Predecessor                  Company
                                                     -------------------------------    -------------
                                                       For the          For the            For the
                                                     three months      one month        three months
                                                        ended            ended              ended
                                                     June 29, 1996    April 30, 1997     June 30,1997
                                                     -------------    --------------    -------------
Revenues and other income:
   Restaurant sales                                   $ 29,311         $ 10,041           $ 18,533
   Real estate operations and other                         41               12                401
                                                      --------         --------           --------
                                                        29,352           10,053             18,934
                                                      --------         --------           --------
Costs and expenses:
   Restaurant costs and expenses                        23,561            8,567             15,374
   Depreciation and amortization                         1,484              560              1,197
   General and administrative                            1,607              558                984
   Real estate operations                                                                      328
   Provision for store closings                            300
   Interest                                                600              170              1,051
   Non-recurring and restructuring charges                                                   1,256
                                                      --------         --------           --------
                                                        27,552            9,855             20,190
                                                      --------         --------           --------
Income (loss) before taxes                               1,800              198             (1,256)
Provision(benefit) for income taxes                        703              101               (461)
                                                      --------         --------           --------
Net income (loss)                                     $  1,097         $     97           ($   795)
                                                      ========         ========           ========
Per share data:
   Net income (loss) per share
                                                                                            ($0.28)

   Average common shares outstanding                 2,793,550 Shares


                 See notes to consolidated financial statements

                       I.C.H. CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                      (in thousands, except per share data)


                                                                 Year-to-date
                                              ---------------------------------------------------
                                                       Predecessor                    Company
                                              ------------------------------      ---------------
                                                For the           For the           For the period
                                               six months       four months          Feb 19, 1997
                                                 ended             ended                through
                                              June 29, 1996     April 30, 1997       June 30, 1997
                                              -------------     --------------       -------------

Revenues and other income:
  Restaurant sales                             $ 56,863             $ 37,868             $ 18,533
  Real estate operations and other                   75                   48                  442
                                               --------             --------             --------
                                                 56,938               37,916               18,975
                                               --------             --------             --------
Costs and expenses:
  Restaurant costs and expenses                  46,164               32,006               15,374
  Depreciation and amortization                   2,994                2,006                1,197
  General and administrative                      3,215                2,212                1,081
  Real estate operations                                                                      428
  Provision for store closings                      600
  Interest                                        1,232                  638                1,051
  Non-recurring and restructuring charges                                                   1,256
                                               --------             --------             --------
                                                 54,205               36,862               20,387
                                               --------             --------             --------
Income (loss) before taxes                        2,733                1,054               (1,412)

Provision(benefit) for income taxes               1,050                  434                 (515)
                                               --------             --------             --------
Net income (loss)                              $  1,683             $    620             ($   897)
                                               ========             ========             ========
Per share data:
   Net income (loss) per share                                                             ($0.32)
   Average common shares outstanding          2,793,550 Shares


                 See notes to consolidated financial statements

                       I.C.H. CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)


                                                                                    Year-to-date
                                                                     ----------------------------------------------
                                                                               Predecessor               Company
                                                                     -------------------------------  -------------
                                                                       For the            For the     For the period
                                                                      six months        four months    Feb 19,1997
                                                                        ended              ended         through
                                                                     June 29, 1996     April 30, 1997  June 30, 1997
                                                                     -------------     --------------  -------------
Cash flows from operating activities:
   Net income (loss)                                                 $  1,683          $    620           ($  897)
   Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
     Depreciation and amortization                                     2, 995            2, 006            1, 210
     Deferred income taxes(benefit)                                      (338)              480               660
     Provision for store closings                                         600
   Changes in current assets and liabilities:
     Accounts receivable                                                                                   1, 011
     Inventories                                                          150                38               132
     Accounts payable and accrued expenses                               (107)             (142)           1, 625
     Other, net                                                          (475)             (832)             (619)
                                                                     --------          --------           -------
     Net cash provided by operating activities                          4,508             2,170             3,122
                                                                     --------          --------           -------
 Cash flows from Investing activities:
   Capital expenditures                                                (2,183)           (1,763)             (401)
   Proceeds from disposition of property and equipment                     57            44,655
   Investment in Sybra, Inc. net of $886 cash acquired                                                    (13,614)
   Sale of subsidiary                                                                                       5,000
                                                                     --------          --------           -------
     Net cash provided(used) by investing activities                   (2,126)           42,892            (9,015)
                                                                     --------          --------           -------
 Cash flows from financing activities:
   Proceeds from issuance of long-term debt, net of expenses                                               33,934
   Repayment of debt to former owner of Sybra, Inc                                                        (23,772)
   Repayment of long-term debt and capital lease obligations                               (391)             (503)
   Distribution to patent                                                               (46,079)
   Other, net                                                                                                (427)
                                                                     --------          --------           -------
     Net cash provided(used) by financing activities                        0           (46,470)            9,232
                                                                     --------          --------           -------
 Net change In cash                                                     2,382            (1,408)            3,339
 Balance at beginning of period                                         1,108             2,294               500
                                                                     --------          --------           -------
 Balance at end of period                                            $  3,490          $    886           $ 3,839
                                                                     ========          ========           =======
 Supplemental cash flow information:
  Noncash investing and financing activities:
       Capital lease obligations                                                                          $27,000
       Liabilities assumed in acquisition of Sybra                                                        $35,000

                 See notes to consolidated financial statements

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

I.C.H Corporation (the "Company" or "I.C.H.") is the post-reorganization successor to I.C.H Corporation ("Old I.C.H.") which together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 bankruptcy on October 10, 1995. The Company's plan of reorganization was confirmed on February 7, 1997 and became effective on February 19, 1997 (the "Effective Date"). The Company as of the Effective Date, had no significant business operations and the activities subsequent to that date have been devoted to the acqusition of Sybra, Inc. (See Note 2) and the evaluation and operation of the Perry Park Real Estate.

As the holders of existing voting shares in Old I.C.H. immediately prior to confirmation of the plan of reorganization received less than 50% of the voting shares of the emerging entity, and as reorganization value was estimated to be less than postpetition liabiltties and allowed claims, the Company adopted "fresh-start" reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7. Accordingly, assets have been restated to reflect reorganization value, which approximate fair value at the Effective Date.

The consolidated financial statements of I.C.H. Corporation and Subsidiaries include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. In the opinion of the management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to present fairly the consolidated fianancial position, results of operations and cash flows for the periods shown. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year of future operations. These financial statements should be read in conjunction with the Company's audited opening balance sheet and related footnotes as of February 19, 1997 contained in a report on Form 8-K dated April 17, 1997. Reference should also be made to the audited financial statements of Sybra, Inc. (see Note 2) for the year ended December 28, 1996 contained in a report on Form 8-K/A filed by the Company on July 16, 1997.

Note 2 Acquisition of Sybra, Inc.

On April 30, 1997, the Company acquired all of the common stock of Sybra, Inc. ("Sybra" or the "Predecessor") for approximately $14.6 million, including capitalized acquisition costs. The purchase agreement provides for an additional $2 million contingent payment obligation due within two years if certain leasing arrangements are finalized. Sybra operates a chain of 148 fast food restaurants clustered in four regions, primarily Texas, Michigan, Pennsylvania and Florida, as a franchisee of Arby's Inc.

The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Sybra for the period from May 1, 1997 are included in the accompanying consolidated financial statements. The Company consolidated results of operations include the month of May and June only for the quarter and year to date ended June 30, 1997. The Sybra quarter and year to date ended June 28, 1997, as Sybra reports its financial results using the 52/53 week method.

The purchase price was allocated based on estimated fair values at the date of acquisition. The fair value of identifiable assets acquired was approximately $72 million and approximately $70.5 million of liabilities were assumed, including $23.8 million in debt to Sybra's former parent. As a result, the Company recorded Goodwill of $13 million which is being amortized on a straight-line basis over 15 years.

As the acquisition of Sybra constituted more than 50% of the ongoing entity, Sybra is considered to be a predecessor company for financial reporting purposes. Accordingly, the historical financial statements of Sybra have been included in this filing on Form 10-Q labeled "Predecessor."

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Long-Term Debt

Long-term debt consists of the following at June 30, 1997:


(Thousands)
---------------------------------------------------------
Term loan .....................................   $34,761
Obligation under capital leases ...............    30,970
---------------------------------------------------------
                                                   65,731
Less current portion ..........................     2,416
---------------------------------------------------------
                                                  $63,315
=========================================================

Concurrently with the Company's acquisition of Sybra, the Company entered into an agreement with Atherton Capital, Incorporated ("Atherton") that provides on an aggregate basis a $35 million, 12-year, fixed-rate term loan bearing interest at a rate of 10.63% per annum. The loan is collateralized by substantially all of the restaurant equipment held by Sybra and is guaranteed by the Company. The proceeds of the loan were used to fund the acquistion of Sybra and retire debt payable to Sybra's former parent assumed in the acquistion.

The terms of the loan agreement contain covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants customary in lending transactions of these types.

The obligations under capital leases relate to restaurant unit buildings and equipment and includes units leased in a sales/lease-back transaction entered between Sybra and U.S. Restaurant Properties Operation L.P. prior to the acquisition by the Company. The proceeds of the sale were distributed to the former parent of Sybra. The leases have a term of twenty years and provide for a 3% rent escalation on the base rent every four year period for the term of the lease.

The aggregate maturities of long-term debt and future minimum payments under capital lease obligations at June 30, 1997 are shown in the table below.


                                         Capital lease         Long-term
           Years ended                     obligations           debt
-----------------------------------------------------          ---------

               1997                          $3,577             $1,016
               1998                           4,609              1,665
               1999                           3,919              1,851
               2000                           3,787              2,057
               2001                           3,767              2,275
               Therafter                     52,215             25,897
                                            -------            -------

                                             71,874            $34,761
Less amount representing interest            40,904            =======
                                            -------
Present value of minimum lease payments     $30,970
                                            =======

The fair value of the Company's long-term debt approximates its carrying amount based on the current rates offered to the Company on similar debt.

                       I.C.H CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Equity and Earnings Per Common Share

On the Effective Date, all of the outstanding equity securities ("Old I.C.H. Common Stock" and "Old I.C.H. Preferred Stock" and collectively, the "Old I.C.H. Stock") of Old I.C.H. were canceled. The Company's Restated Certificate of Incorporation authorizes the issuance of 9,000,000 shares of common stock (the "Company's common stock") and 1,000,000 shares of preferred stock. Holders of Old I.C.H. Stock have two years from the Effective Date in which to exchange the canceled shares for the Company's common stock. With the exception of certain de minimis holders of Old I.C.H. Stock ("Nominal Shareholders"), holders of the canceled shares will receive 0.0269 shares of the Company's common stock for each share of Old I.C.H.Common Stock and 0.2 shares of the Company's common stock for each share of Old I.C.H. Preferred Stock held as of the Effective Date. In addition, for a period of 40 days from the Effective Date, holders could elect to exchange canceled shares for a single cash payment limited to a maximum of $250 (this election expired March 30, 1997).

Given the stock conversion provisions of the Reorganization Plan, management has not determined and cannot currently determine, the ultimate number of shares of the Company's common stock which will be issued upon completion of such stock conversion. However, based on the number of outstanding shares of Old I.C.H. Stock on the Effective Date, and after considering Nominal Shareholders of record and shares which were exchanged for cash under the provisions of the Reorganization Plan, the company estimates that a maximum of approximately 2,793,550 shares of the Company's common stock could be issued, although the amount could be lower.

For the reasons set out above, the Company has used 2,793,550 shares in computing earnings per share. Common stock equivalents are excluded from the computation because the effect is antidilutive.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Income Taxes

The components of the provision (benefit) for income taxes consisted of:

                                        Predecessor         Company
--------------------------------------------------------------------------------
                                          For the                For the
(Thousands)                           one month ended       three months ended
                                      April 30, 1997          June 30, 1997
--------------------------------------------------------------------------------
Current:
  Federal ........................        ($296)                 ($462)
  State ..........................            8                    (36)
--------------------------------------------------------------------------------
                                           (288)                  (498)
--------------------------------------------------------------------------------

Deferred:
  Federal ........................          389                     37
--------------------------------------------------------------------------------
                                           $101                  ($461)
================================================================================


Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 1997 are as follows:

(Thousands)
--------------------------------------------------------------------------------
Property and equipment                            $3,591
Intangible assets                                 (7,218)
Accrued liabilities and other                      1,441
--------------------------------------------------------------------------------
                                                  (2,186)
Valuation allowance                               (1,460)
--------------------------------------------------------------------------------
                                                 ($3,646)
================================================================================

Current deferred tax assets                        1,176
Noncurrent deferred tax liabilities               (4,822)
--------------------------------------------------------------------------------
                                                 ($3,646)
================================================================================


Note 6. Stock Option Plans

The Company has two fixed option plans, the I.C.H. Corporation 1997 Employee Stock Option Plan (the "ESP") and the I.C.H. Corporation 1997 Director Stock Option Plan (the "ESP"). Under the ESP, the Company may grant incentive stock options and non-qualifying options to eligible officers and employees for the purchase of up to an aggregate of 1,000,000 shares of common stock. Under the DSP, the Company may grant non-qualifying options to eligible directors for the purchase of up to an aggregate of 400,000 shares of common stock. Under both plans, the exercise price of each option equals the estimated fair value of the Company's stock on the date of grant and the option's maximum term is 10 years.

                       I.C.H CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the quarter ended June 30, 1997, 391,200 options were granted, with such options having an exercise price between $3.09 and $3.80. No options have been exercised during the year. The Company cancelled 65,200 options which had an exercise price of $2.17-$3.80. At June 30, 1997, the Company had 582,000 options, having an option price between $2.17 and $3.80, outstanding. 105,334 options were exercisable at June 30, 1997 between $2.17 and $3.80.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", and accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for stock option awards under the Company's two plans been determined based on the fair value at the grant date, the pro forma impact on the Company's net earnings and earnings per share would have been immaterial.

Note 7. Non-recurring and Restructuring Charges

During the quarter ending June 30, 1997, the Company recorded a $700,000 charge for restructuring Sybra's operations in the Texas region. The charge includes the cost of involuntary employee termination benefits (severance and other benefits), discontinuation of an ongoing advertising program and other related costs associated with restructuring actions.

In addition, the Company recorded one-time charges of approximately $556,000 relating to expenses incurred for unsuccessful attempts to obtain more favorable financing and other nonrecurring costs associated with its status as an Arby's franchisee.

Note 8. New Accounting Standards

In February 1997, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No.128 ("SFAS 128"). The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 is required to be adopted by the Company for periods ending after December 15, 1997. Had the Company been required to adopt SFAS 128 for the periods presented, the adoption would have impacted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion should be read in conjunction with the financial statements of the Company and the accompanying notes, and the Form 8-K/A filed with the SEC on July 16, 1997 and included elsewhere.

On April 30, 1997, the Company closed its previously announced agreement of February 7, 1997 to acquire all of the outstanding capital stock of Sybra, Inc., a Michigan corporation ("Sybra"). The aggregate purchase price was approximately $38.4 million (including the repayment of $23.8 million of Sybra indebtedness) with an additional $2 million contingent payment obligation due within two years if certain leasing arrangements are finalized. Concurrently with such acquisition, Sybra entered into a sale/lease-back transaction on 61 of its restaurant sites with U.S. Restaurant Properties Operating, L.P. ("USRP"). For the fiscal year ended December 28, 1996, Sybra had total revenues of approximately $116 million and at December 28, 1996, Sybra had total assets of approximately $76 million. See Note 2 of Notes to Financial Statements for a more complete description of the Sybra acquisition and related transactions.

The Company's principal activities since the Reorganization Date of February 19, 1997 have been devoted to (1) the acquisition of Sybra, (2) a review of the operations of its real estate property, Perry Park, located in Owen County, Kentucky and (3) evaluation of the alternatives available with respect to BML, a property and casualty insurer licensed in all fifty states.

On April 25, 1997, BML was sold to the Lone Star Liquidating Trust for cash consideration of $5 million.

Results of Operations

Sybra, Inc.
-----------

The Company's principal focus, following its emergence from bankruptcy, will be the management and operation of its recent acquisition, Sybra. Sybra is the second largest Arby's franchisee in the United States and currently operates 148 restaurants clustered in four regions, as follows:

                                                    (as of June 30, 1997)

                       Southwestern (Dallas)                   56
                       Northern (Michigan)                     45
                       Eastern (Pennsylvania, Maryland
                                and Virginia)                  27
                       Southeastern (Florida)                  20

For the purpose of this analysis, Sybra's income statement information reflects push down accounting after April 30, 1997 for the effects of the acquisition by the Company. These effects principally relate to acquisition related indebtedness and additional amortization of intangibles relating to the acquisition price.

Income statement information, expressed in percentages of restaurant sales, is presented in the following tables:


                                                       Quarter
                                           --------------------------------

                                            For the three     For the three
                                             months ended     months ended
                                            June 29, 1996     June 30, 1997
                                           ---------------   --------------

Restaurant sales and other income               100.0%           100.0%

Costs and expenses
  Restaurant costs and expenses                  80.0             84.0
  Depreciation and amortization                   5.0              6.0
  General and administrative                      6.0              5.0
  Provision for store closings                    1.0               --
  Interest                                        2.0              4.0
  Non-recurring and restructuring charges          --              4.0
                                                -----            -----
                                                 94.0            103.0
Income (loss) before taxes                        6.0             (3.0)
Provision (benefit) for income taxes              2.0             (1.0)
                                                -----            -----
Net income (loss)                                 4.0             (2.0)
                                                -----            -----
Average number of restaurants                     153              148

                                                    Year-to-date
                                         ----------------------------------
                                           For the six         For the six
                                          months ended        months ended
                                         June 29, 1996       June 30, 1997
                                         --------------     ---------------

Restaurant sales and other income           100.0%              100.0%
Costs and expenses
  Restaurant costs and expenses              81.0                84.0
  Depreciation and amortization               5.0                 6.0
  General and administrative                  6.0                 5.0
  Provision for store closings                1.0                  --
  Interest                                    2.0                 3.0
  Non-recurring and restructuring charges      --                 2.0
                                            -----               -----
                                             95.0               100.0
Income (loss) before taxes                    5.0                  .0
Provision (benefit) for income taxes          2.0                  .0
                                            -----               -----
Net income (loss)                             3.0                  .0
                                            -----               -----
Average number of restaurants                 153                 148

The components of the change in restaurant sales are as follows:

                                    Quarter ended           Six months ended
                                    June 30, 1997            June 30, 1997
                                 -------------------       ------------------
                                      (in 000's)              (in 000's)
Comparable units                  $28,323       99.0%       $55,759    99.0%
New units                             251        1.0            479     1.0
Closed units                            0                       163
                                 --------      -----        -------   -----
                                  $28,574      100.0%       $56,401   100.0%


Sales for the quarter decreased by 3% and decreased by 1% for the six months, ended June 30, 1997. Although sales increased in the Northern and Eastern regions, sales in the Southwestern region declined.


Restaurant costs and expenses increased by 2% during the quarter and by 3% during the six months, ended June 30, 1997 due to increases in rent associated with the sale/lease-back transaction with USRP, discount/price promotion programs, and increases in food costs, primarily in beef agricultural factors.

General and administrative expenses have declined by 15% for the quarter and 6% for the six months, ended June 30, 1997. The improvement is attributable to fewer management salaries and other expense reduction measures initiated since the acquisition.

No provision for store closings has been provided. The reserve balance is estimated to be adequate for stores closed in previous periods as well as future store closings to the degree management is currently able to predict, although no assurances can be given.

Interest expense has increased 104% and 37% for the quarter and six months ended June 30, 1997, repectively due to the new financing associated with the acquisition of Sybra by the Company on April 30, 1997.

Non-recurring and other restructuring charges incurred during the quarter ended June 30, 1997 are described in Note 7 of Notes to Consolidated Financial Statements.

Excluding the charge for non-recurring and restructuring charges, the income before taxes for the quarter ended June 30, 1997 would have been $331,000, and the income before taxes for the six months ended June 30, 1997 would have been $1,187,000.

A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 29% of sales. The two-step, $0.90 increase in the minimum wage rate which became effective October 1, 1996 will increase the Company's labor costs. Sybra concurrently implemented certain price increases to offset the impact of the wage rate increase. Although Sybra's competitors have experienced similar increases, there can be no assurance that Sybra will be able to further increase sales prices to offset future increases, if any, in these costs.

The results through June 30, 1997 reflect sales decline in the southwestern region, increased interest expense and depreciation and amortization (from the acquisition related debt) and the non-recurring and restructuring charges.

Perry Park Resorts, Inc.
------------------------

The Perry Park Real Estate consists of an approximately 2,600 acre planned development including and 18-hole golf course, club house, restaurant, salable lots, three lakes, additional platted but undeveloped lots and unimproved acreage. The platted undeveloped lots and unimproved acreage are estimated to be approximately 1,800 acres. The Perry Park development is held in a wholly owned subsidiary of the Company, Perry Park Resorts, Inc., a Kentucky corporation.

The operations of the Perry Park development are seasonal in nature (golf and restaurant revenues are the highest from April to October) and are expected to approximate break-even for 1997. These operations are not expected to be material to the Company's future operations.

Liquidity and Capital Resourses
-------------------------------

Cash Flows

Cash used in operations reflect the Company's initial operations after emerging from Bankruptcy and results of the real estate operations which were offset by limited interest income after available cash was reduced for costs incurred in connection with the Sybra acquisition. The BML investment generated no revenue for the Company.

Liquidity and Capital Resources
-------------------------------

The principal source of liquidity during the period ending June 30, 1997 has been attributable to the receipt of cash from the Lone Star Liquidity Trust in payment of a receivable of $2.5 million, $.5 million from a settlement claim with Tenneco, Inc. and receipt of $5 million from the sale of a subsidiary held for sale.

In the future, the Company's liquidity and capital resources will primarily depend on the operations of Sybra which, under the term of its loan agreement, would permit, under certain conditions, distributions and dividends to the Company. If necessary, the Company believes that it would be able to secure addition credit facilities, or issue additional debt or equity securities, on acceptable terms to meet its future cash requirements, although no assurances can be given.

The Company, like most restaurant businesses, is able to operate with nominal or deficit working capital because all sales are for cash, inventory turnover is rapid, and approximately 50% of the payments to trade suppliers for credit purchases are generally not due for 30 days.

Sybra operated 148 restaurants at June 30, 1997. The Company has one store under construction which is expected to open in the third quarter, 1997 and three stores expected to open in the fourth quarter, 1997. Sybra closed 3 under-performing stores thus far in 1997. The Company is currently evaluating its growth strategy for 1997 and beyond, and may close one or more under-performing stores, whose leases are expiring, before year-end. The Company plans to continue to remodel or upgrade existing stores. Planned capital expenditures (including expenditures necessary for new store openings) for the remainder of 1997 would require approximately $5 million of additional capital.

The Company is considering certain strategic alternatives with respect to the Company which could result in an increase in the Company's relative leverage and/or the acquisition of one or more additional regions of the country. No assurance can be given that any such transactions will be consummated.


Recent Accounting Pronouncements
--------------------------------

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans.

However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value base method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company applies the intrinsic value method permitted by SFAS No. 123 in accounting for the plans and accordingly, no compensation expense has been recognized but if the compensation costs for stock option awards under the Plan had been determined based on the fair value at the grant date, the effect on the Company's earnings would not be material.

                               I.C.H. CORPORATION

                            Part II Other Information
                            -------------------------

Item 5.        Other Information
               -----------------

         On July 23, 1997 shares of the Company's common stock began trading on the American Stock Exchange under the trading symbol "IH". Prior to July 23, 1997, the common stock traded on the Over-the-Counter Bulletin Board under the trading symbol "ICHC".

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

(a)      The following exhibits are filed herewith:


Exhibit
Number                                Exhibit Title
------                                -------------

27             Financial Data Schedule.

(b)      Reports on Form 8-K

         On July 14, 1997, the Company filed a Current Report on Form 8-K and on July 16, 1997 the Company filed an amended Current Report on Form 8-K/A, both regarding the audited historical and unaudited pro forma financial statements of Sybra, Inc. and the Company.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly cause this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 14, 1997

                                                  I.C.H. Corporation


                                                  By: /s/James R. Arabia
                                                      -------------------
                                                      James R. Arabia
                                                      Chairman and Chief
                                                      Executive Officer


                                                  By: /s/Kenneth E. Giddens
                                                      ---------------------
                                                      Kenneth E. Giddens
                                                      Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                            Exhibit Title
-------                           -------------

27             Financial Data Schedule.