Form 10-Q
period 1997-10-30
ICH CORP /DE/
filed 1997-11-14
CIK 49588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXHANGE ACT OF 1934


For the quarter ended September 30, 1997           Commission file number 1-7697



                               I.C.H. Corporation
                               ------------------
              Exact name of Registrant as specified in its charter



             Delaware                                               43-6069928
             --------                                               ----------
(State or other jurisdiction of                                  (IRS Employer
 incorporation or organization)                              Identification No.)



                 9404 Genesee Avenue, La Jolla, California 92037
                 -----------------------------------------------
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

                               Yes ___     No _X_


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes _X_   No___

Number of shares of common stock outstanding on October 30, 1997:    2,793,550*.
                                                                     -----------

*Assumes full conversion of all remaining outstanding shares of common stock and preferred stock of pre-reorganized I.C.H. Corporation. See Note 4 of Notes to consolidated financial statements.

                       I.C.H. Corporation and Subsidiaries


                                      Index

                                                                            Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

Item 1.   Financial Statements

                  Consolidated Balance Sheets - December 28,
                  1996, February 19, 1997 and September 30, 1997               3

                  Consolidated Statements of Operations for the
                  Quarter and nine months ended September 28, 1996,
                  for the Quarter ended September 30, 1997, for the
                  four months ended April 30, 1997 and for the period
                  February 19, 1997 through September 30, 1997.                4

                  Consolidated Statement of Cash Flows for the
                  nine months ended September 28, 1996, for the
                  four months ended April 30, 1997 and for the
                  period February 19, 1997 through September 30,
                  1997                                                         6

                  Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Financial Condition         11
          and Results of Operations

Part II.  Other Information                                                   16

              Signatures                                                      17

              Exhibit Index                                                   18

                       I.C.H. CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)              Predecessor      Company
------------------------------------               -----------      -------
                                                  Dec 28,     Feb 19,   Sept 30,
                                                   1996        1997      1997
                                                   ----        ----   Unaudited
                                                                      ----------
ASSETS
Current assets:
    Cash & cash equivalents                      $ 2,294    $   500   $   2,553
    Accounts receivable                              299      2,790       2,141
    Inventories                                    1,499                  1,275
    Prepaid expenses and other                       655        200       1,078
    Deferred income taxes                          1,225                  1,188
    Subsidiary held for sale                                  5,000
    Real estate held for sale                                 3,700
                                                            -------
            Total current assets                   5,972     12,190       8,235
                                                 -------    -------   ---------
Property, equipment, capitalized leases
    and land held for future development          81,822                 88,169

Less accumulated depreciation and amortization   (28,240)               (37,742)
                                                 -------              ---------
            Net property, equipment, and          53,582                 50,427
            capitalized leases                   -------              ---------

Intangibles, net                                  15,848                 33,267
Other assets                                         199                  1,971
                                                 -------              ---------
            Total other assets                    16,047                 35,238
                                                 -------              ---------
    Total assets                                 $75,601    $12,190     $93,900
                                                 =======    =======   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities     $13,530                $11,255
    Current portion of long term debt and
            capital lease obligations                897                  2,416
                                                 -------              ---------
            Total current liabilities             14,427                 13,671
                                                 -------              ---------

Noncurrent liabilities:
    Long-term debt and capital lease obligations   4,728                 64,511
    Loan payable to parent                        20,000
    Deferred income tax                                                   4,391
    Other liabilities                              1,304                    664
                                                 -------              ---------
            Total noncurrent liabilities          26,032                 69,566
                                                 -------              ---------
            Total liabilities                     40,459                 83,237

Stockholders' equity:
    Predecessor common stock, $0.50 par value;
            200 authorized, 55 issued and
            outstanding                               28
    Preferred stock, $0.01 par value; 1,000,000
            authorized; none issued and
            outstanding                                          --          --
    Common stock $0.01 par value;9,000,000
            authorized                                           --   2,793,550*
    Paid-in-capital                               21,398     12,190      12,049
    Retained earnings(deficit)                    13,716                 (1,386)
                                                 -------              ---------
            Total stockholders' equity            35,142     12,190      10,663
                                                 -------    -------   ---------
    Total liabilities and stockholders' equity   $75,601    $12,190     $93,900
                                                 =======    =======   =========

* Assumes full conversion of all remaining outstanding shares of common stock and preferred stock of pre-reorganized I.C.H. Corporation. See Note 4 of Notes to consolidated financial statements.

                 See Notes to consolidated financial statements

                       I.C.H. CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                      (In thousands, except per share data)

                                                    Predecessor       Company
                                                    -----------       -------
                                                      For the         For the
                                                    three months    three months
                                                       ended           ended
                                                   Sept 28, 1996   Sept 30, 1997
Revenues and other income:
          Restaurant sales                             $29,061         $26,224
          Real estate operations and other                  35             464
                                                       -------         -------
                                                        29,096          26,688
Costs and expenses:
          Restaurant costs and expenses                 23,710          21,637
          Depreciation and amortization                  1,489           1,633
          General and administrative                     1,505           1,823
          Real estate operations                                           316
          Provision for store closings                     300
          Interest                                         593           1,701
          Non-recurring and restructuring                                  414
              charges                                                  -------

                                                        27,597          27,524
                                                       -------         -------

Income (loss) before taxes                               1,499            (836)

Provision(benefit) for income taxes                        581            (344)
                                                       -------         -------

Net income (loss)                                      $   918         $  (492)
                                                       =======         =======

Per share data:
          Net income (loss) per share                                  $ (0.18)

          Average common shares outstanding          2,793,550*

                 See Notes to consolidated financial statements

* Assumes full conversion of all remaining outstanding shares of common stock and preferred stock of pre-reorganized I.C.H. Corporation. See Note 4 of Notes to consolidated financial statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                      (In thousands, except per share data)

                                                    Year-to-date
                                    --------------------------------------------

                                            Predecessor              Company
                                            -----------              -------

                                       For the        For the     For the period
                                     nine months    four months    Feb 19, 1997
                                        ended          ended          through
                                    Sept 28, 1996  April 30, 1997  Sept 30, 1997

Revenues and other income:
    Restaurant sales                    $ 85,924       $ 37,868      $ 44,757
    Real estate operations and other         110             48           906
                                        --------       --------      --------
                                          86,034         37,916        45,663
                                        --------       --------      --------

Costs and expenses:
    Restaurant costs and expenses         69,874         32,006        36,913
    Depreciation and amortization          4,483          2,006         2,830
    General and administrative             4,720          2,212         2,999
    Real estate operations                                                744
    Provision for store closings             900
    Interest                               1,825            638         2,752
    Non-recurring and restructuring
      charges                                                           1,670
                                                                     --------
                                          81,802         36,862        47,908
                                        --------       --------      --------

Income (loss) before taxes                 4,232          1,054        (2,245)

Provision(benefit) for income taxes        1,631            434          (859)
                                        --------       --------      --------
Net income (loss)                       $  2,601       $    620      $ (1,386)
                                        ========       ========      ========
Per share data:
    Net income (loss) per share                                      $  (0.50)

    Average common shares outstanding  2,793,550*

                 See Notes to consolidated financial statements

* Assumes full conversion of all remaining outstanding shares of co mmon stock and preferred stock of pre-reorganized I.C.H. Corporation. See Note 4 of Notes to consolidated financial statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                Predecessor                     Company
                                                                                -----------                     -------

                                                                        For the             For the          For the period
                                                                  nine months ended    four months ended      Feb 19, 1997
                                                                    Sept 28, 1996       April 30, 1997          through
                                                                                                             Sept 30, 1997
Cash flows from operating activities:
      Net income (loss)                                               $  2,601             $    620             $ (1,386)
      Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
           Depreciation and amortization                                 4,483                2,006                2,830
           Deferred income taxes(benefit)                                 (503)                 480                3,934
           Provision for store closings                                    900
      Changes in current assets and liabilities:
           Accounts receivable                                                                                       948
           Inventories                                                     110                   38                  186
           Accounts payable and accrued expenses                           (89)                (142)              (2,452)
           Other, net                                                     (579)                (832)                 622
           Net cash provided by operating activities                     6,923                2,170                4,682

Cash flows from investing activities:
      Capital expenditures                                              (3,049)              (1,763)              (1,686)
      Proceeds from disposition of property and                             61               44,655                  222
          equipment
      Investment in Sybra, Inc, net of $886 cash                                                                 (13,614)
          acquired
      Sale of subsidiary                                                                                           5,000
           Net cash provided (used) by investing
           activities                                                   (2,988)              42,892              (10,078)
                                                                      --------             --------             --------
Cash flows from financing activities:
      Proceeds from issuance of long-term debt, net of expenses                                                   33,984
      Repayment of debt to former owner of Sybra, Inc                                                            (23,772)
      Repayment of long-term debt and capital lease                     (3,900)                (391)              (2,307)
          obligations
      Distribution to parent                                                                (46,079)
      Other, net                                                                                                    (456)
           Net cash provided(used) by financing                         (3,900)             (46,470)               7,449
           activities
Net change in cash                                                          35               (1,408)               2,053
Balance at beginning of period                                           1,108                2,294                  500
Balance at end of period                                              $  1,143             $    886             $  2,553

Supplemental cash flow information:
      Noncash investing and financing activities:
           Capital lease obligations                                                                            $ 27,000
           Liabilities assumed in acquisition of Sybra                                                          $ 35,000

                 See Notes to consolidated financial statements

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

I.C.H. Corporation (the "Company" or "I.C.H.") is the post-reorganization successor to I.C.H. Corporation ("Old I.C.H.") which together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on October 10, 1995. The plan of reorganization for Old I.C.H. (the "Reorganization Plan") was confirmed on February 7, 1997 and became effective on February 19, 1997 (the "Effective Date"). The Company, as of the Effective Date, had no significant business operations and the activities subsequent to that date have been devoted to the acquisition and operation of Sybra, Inc. (See Note 2) and the operation of the Perry Park real estate (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Perry Park").

As holders of existing voting shares in Old I.C.H. immediately prior to confirmation of the Reorganization Plan received less than 50% of the voting shares of the emerging entity, and as reorganization value was estimated to be less than postpetition liabilities and allowed claims, the Company adopted "fresh-start" reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7. Accordingly, assets have been restated to reflect reorganization value, which approximates fair value at the Effective Date.

The consolidated financial statements of I.C.H. Corporation and Subsidiaries include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. These financial statements should be read in conjunction with the Company's audited opening balance sheet and related footnotes as of February 19, 1997 contained in a report on Form 8-K dated April 17, 1997. Reference should also be made to the financial statements of Sybra, Inc. (see Note 2) contained in a report on Form 8-K/A filed by the Company on July 16, 1997.

Note 2. Acquisition of Sybra, Inc.

On April 30, 1997, the Company acquired all of the common stock of Sybra, Inc. ("Sybra" or the "Predecessor") for approximately $38.4 million, including capitalized acquisition costs and the assumption of certain indebtedness of Sybra. The purchase agreement provided for an additional $2 million payment to be due within two years if certain leasing arrangements for one of the Sybra restaurant locations were finalized. The lease for that restaurant was executed in August, 1997 and the corresponding liability to the seller of Sybra was recorded after increasing goodwill resulting from the transaction. Sybra currently operates a chain of 149 Arby's restaurants clustered in four regions, primarily in Texas, Michigan, Pennsylvania and Florida, as a franchisee of Arby's Inc.

The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Sybra for the period from May 1, 1997 are included in the accompanying consolidated financial statements. The Company's consolidated results of operations include the period of May 1 through September 30 for the year-to-date ended September 30, 1997. The Sybra quarter and year-to-date ended September 27, 1997, as Sybra reports its financial results using the 52/53 week method.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price was allocated based on estimated fair values at the date of acquisition. The fair value of identifiable assets acquired, including the additional restaurant, was approximately $74 million and approximately $72.5 million of liabilities were assumed, including $23.8 million in debt to Sybra's former parent. As a result, Sybra recorded goodwill of $14 million which is being amortized on a straight-line basis over 40 years.

As the acquisition of Sybra constituted more than 50% of the ongoing entity, Sybra is considered to be a predecessor company for financial reporting purposes. Accordingly, the historical financial statements of Sybra have been included in this filing on Form 10-Q labeled "Predecessor."

Note 3.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at September 30, 1997:

(In thousands)

Term loan ............................................................ $ 34,373
Purchase agreement debt ..............................................    2,000
Obligation under capital leases ......................................   30,554
                                                                       --------
                                                                         66,927
Less current portion .................................................   (2,416)
                                                                       --------

                                                                       $ 64,511
                                                                       --------


Concurrently with the Company's acquisition of Sybra, The Company entered into an agreement with Atherton Capital, Incorporated ("Atherton") that provides, on an aggregate basis, a $35 million, 12 year, fixed-rate term loan bearing interest at a rate of 10.63% per annum. The loan is collateralized by substantially all of the restaurant equipment held by Sybra as of April 30, 1997 and is guaranteed by the Company. The proceeds of the loan were used to fund the acquisition of Sybra and retire intercompany debt payable to Sybra's former parent which was assumed in the acquisition.

The terms of the loan agreement contain covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants customary in lending transactions of these types.

The obligations under capital leases relate to restaurant unit buildings and equipment and include units leased in a sale/lease-back transaction entered into between Sybra and U.S. Restaurant Properties Operating L.P. prior to the acquisition of Sybra by the Company. The proceeds of the sale/lease-back were distributed to the former parent of Sybra. The leases have a term of twenty years and provide for a 3% rent escalation of the base rent every four years for the term of the lease.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate maturities of long-term debt and future minimum payments under capital lease obligations at September 30, 1997 are shown in the table below.

                                       Capital lease   Long-term     Purchase
         Years ended                    Obligations       Debt    Agreement Debt
--------------------------------------------------------------------------------
         1997                             $ 1,178        $  628
         1998                               4,609         1,665
         1999                               3,919         1,851     $ 2,000
         2000                               3,787         2,057
         2001                               3,767         2,275
         Thereafter                        52,215        25,897
                                           ------        ------     -------
                                          $69,475       $34,373     $ 2,000
                                                        =======     =======
Less amount representing interest          38,921
                                          -------
Present value of minimum lease payments   $30,554
                                          =======

The fair value of the Company's long-term debt approximates its carrying amount based on the current rates offered to the Company on similar debt.

Note 4. Equity and Earnings Per Common Share

On the Effective Date, all of the outstanding equity securities ("Old I.C.H. Common Stock" and "Old I.C.H. Preferred Stock" and collectively, the "Old I.C.H. Stock") of Old I.C.H. were canceled. The Company's Restated Certificate of Incorporation authorizes the issuance of 9,000,000 shares of common stock (the "Company's common stock") and 1,000,000 shares of preferred stock. Holders of Old I.C.H. Stock have two years from the Effective Date in which to exchange the canceled shares for the Company's common stock. With the exception of certain de minimis holders of Old I.C.H. Stock ("Nominal Shareholders"), holders of the canceled shares will receive 0.0269 shares of the Company's common stock for each share of Old I.C.H. Common Stock and 0.2 shares of the Company's common stock for each share of Old I.C.H. Preferred Stock held as of the Effective Date. In addition, for a period of 40 days from the Effective Date, holders could elect to exchange canceled shares for a single cash payment limited to a maximum of $250 per holder.

Given the stock conversion provisions of the Reorganization Plan, management has not determined and cannot currently determine, the ultimate number of shares of the Company's common stock which will be issued upon completion of such stock conversion. However, based on the number of outstanding shares of Old I.C.H. Stock on the Effective Date, and after considering Nominal Shareholders of record and shares which were exchanged for cash under the provisions of the Reorganization Plan, the Company estimates that a maximum of approximately 2,793,550 shares of the Company's common stock could be issued, although the amount could be lower. As of October 30, 1997, the records of the transfer agent for the Company's common stock reflected that a total of 2,297,023 shares of the Company's common stock were issued and outstanding.

For the reasons set out above, the Company has used 2,793,550 shares in computing earnings per share. Common stock equivalents are excluded from the computation because the effect is antidilutive.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.  Non-recurring and Restructuring Charges

During the quarter ending September 30, 1997, the Company recorded a $414,000 charge for restructuring Sybra's corporate office. The charge results from the buyout of an employment contract and related payroll costs.

During the quarter ended June 30, 1997, the Company recorded a $700,000 charge for restructuring Sybra's operations in the Texas region and $556,000 for expenses relating to financing and status as an Arby's franchisee, bringing the total for non-recurring and restructuring charges for the current year to $1,670,000.

Note 6.  New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"). The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 is required to be adopted by the Company for periods ending after December 15, 1997. Had the Company been required to adopt SFAS 128 for the periods presented, the adoption would not have impacted diluted or primary earnings per share.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion should be read in conjunction with the financial statements of the Company and the accompanying notes, and the financial statements of the Company contained in the Form 8-K filed April 17, 1997 and the Form 8-K/A filed July 16, 1997. Certain information discussed below may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from projected results. Among those risks, trends and uncertainties are the general economic climate, costs of food and labor, consumer demand, interest rate levels, the availability of financing and other risks associated with the acquisition, development and operation of new and existing restaurants.

The Company's principal activities since February 19, 1997 have been devoted to
(1) the acquisition and operation of Sybra, Inc., (2) the operation of its real estate property, Perry Park, located in Owen County, Kentucky and (3) the sale of Bankers Multiple Line Insurance Company ("BML"), a property and casualty insurer licensed in all fifty states.

On April 25, 1997, BML was sold to the Lone Star Liquidating Trust for cash consideration of $5.0 million.

On April 30, 1997, the Company completed its previously announced agreement of February 7, 1997 to acquire all of the outstanding capital stock of Sybra, Inc., a Michigan corporation ("Sybra"). The aggregate purchase price was approximately $38.4 million (including the repayment of $23.8 million of Sybra indebtedness) with an additional $2 million obligation recorded in August 1997. Concurrently with such acquisition, Sybra entered into a sale/lease-back transaction on 61 of its restaurant sites with U.S. Restaurant Properties Operating, L.P. ("USRP") For the fiscal year ended December 28, 1996, Sybra had total revenues of approximately $116 million and at December 28, 1996, Sybra had total assets of approximately $76 million. See Note 2 of Notes to Financial Statements for a more complete description of the Sybra acquisition and related transactions.

Results of Operations

Sybra, Inc.
-----------

The Company's principal focus is the management and operation of its recent acquisition, Sybra. Sybra is the second largest Arby's franchisee in the United States and currently operates 149 restaurants clustered in four regions, as follows:
                                                      (as of September 30, 1997)
      Southwestern (Dallas)                                      56
      Northern (Michigan)                                        45
      Eastern (Pennsylvania, Maryland and Virginia)              28
      Southeastern (Florida)                                     20
                                                                ---
                                                                149
                                                                ===

The Company's consolidated results of operations include the period of May 1 through September 30 for the year-to-date ended September 30, 1997. The Sybra quarter and year-to-date ended September 27, 1997, as Sybra reports its financial results using the 52/53 week method.

For purposes of this analysis, Sybra's income statement information after April 30, 1997 reflects the effects of purchase accounting resulting from the acquisition by the Company. These effects principally relate to acquisition related indebtedness and additional amortization of intangibles resulting from the acquisition.

Income statement information, expressed in percentages of restaurant sales, is presented in the following tables:

                                             For the three       For the three
                                              months ended        months ended
                                             Sept. 28, 1996      Sept. 27, 1997
                                             --------------      --------------

      Restaurant sales and other income           100.0%              100.0%
                                                  -----               -----

      Costs and expenses
          Restaurant costs and expenses            81.5                82.4
          Depreciation and amortization             5.1                 6.2
          General and administrative                5.2                 6.3
          Provision for store closings              1.0
          Interest                                  2.0                 6.5
          Non-recurring and restructuring
              charges                                                   1.6
                                                  -----               -----
                                                   94.8               103.0
      Income (loss) before taxes                    5.2                (3.0)
      Provision (benefit) for income taxes          2.0                (1.2)
                                                  -----               -----
      Net income (loss)                             3.2                (1.8)

      Average number of restaurants                 150                 148

                                            For the nine          For the nine
                                            months ended          months ended
                                            Sept. 28,1996         Sept. 27, 1997
                                            -------------         --------------



Restaurant sales and other income               100.0%                100.0%
                                                -----                 -----
Costs and expenses
    Restaurant costs and expenses                81.2                  83.3
    Depreciation and amortization                 5.2                   5.8
    General and administrative                    5.5                   5.8
    Provision for store closings                  1.1
    Interest                                      2.1                   4.1
    Non-recurring and restructuring charges                             2.0
                                                -----                 -----
                                                 95.1                 101.0

Income (loss) before taxes                        4.9                  (1.0)
Provision (benefit) for income taxes              1.9                   (.3)
                                                -----                 -----
Net income (loss)                                 3.0                   (.7)

Average number of restaurants                     152                   148

The components of the change in restaurant sales are as follows:

      (In thousands)           Quarter ended            Nine Months ended
                             September 27, 1997         September 27, 1997
                             ------------------         ------------------

Comparable units            $25,544         97.4%      $81,303         98.4%
New units                       680          2.6         1,159          1.4
Closed units                     --           --           163          0.2
                            -------   ----------       -------        -----
                            $26,244        100.0%      $56,401        100.0%

Sales for the quarter decreased by 10% and decreased by 4% for the nine months ended September 27, 1997, due primarily to sales declines in the Southwestern and Southeastern regions.

Restaurant costs and expenses decreased by 9% during the quarter and by 1% during the nine months ended September 27, 1997 due to decreased labor costs and a reduction in the level of discount promotion programs, which were offset somewhat by increases in rent associated with the sale/leaseback transaction with USRP and increases in food costs.

General and administrative expenses have increased by 11% for the quarter and 1% for the nine months ended September 27, 1997.

  Interest expense has increased 187% and 86% for the quarter and nine months ended September 27, 1997, respectively due to the new financing of the acquisition of Sybra by the Company on April 30, 1997.

  Non-recurring and other restructuring charges incurred during the quarter and nine months ended September 27, 1997 are described in Note 5 of Notes to Consolidated Financial Statements.

  Excluding the charge for non-recurring and restructuring charges, Sybra's income (loss) before taxes for the quarter ended September 27, 1997 would have been $(357,000) and the income before taxes for the nine months ended September 27, 1997 would have been $830,000.

  A significant portion of Sybra's hourly restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs (hourly and salaried) currently approximate 29% of sales. The two-step, $0.90 increase in the minimum wage rate which became effective October 1, 1996 has increased and will continue to increase the Company's cost of labor. Sybra concurrently implemented certain price increases to offset the impact of the wage rate increase. There can be no assurance that Sybra will be able to further increase sales prices to offset future increases, if any, in these costs.

Perry Park
----------

  The Perry Park real estate consists of an approximately 2,600 acre planned development including an 18-hole golf course, club house, restaurant, salable lots, three lakes, additional platted but undeveloped lots and unimproved acreage. The platted undeveloped lots and unimproved acreage are estimated to be approximately 1,800 acres.

  The operations of the Perry Park development are seasonal in nature (golf and restaurant revenues are the highest from April to October) and are expected to approximate break-even for 1997. These operations are not expected to be material to the Company's future operations.

  The Company also realizes some agriculturally-based revenues from the unimproved Perry Park acreage. Historically those revenues have not been material to the operation of Perry Park. While the Company has recently taken some steps intended to increase the level of such agriculturally-based revenues, at their current levels those revenues are not material to the operations of the Company.

Liquidity and Capital Resources
-------------------------------

Cash Flows

  Cash used in operations reflects the Company's operation of Sybra, the results of the Perry Park real estate operations, the sale of BML and limited interest income after available cash was reduced for costs incurred in connection with the Sybra acquisition. Cash flows generated by Sybra's current operations are sufficient to fund the operation and maintenance of Sybra's existing restaurants, as well as to fund required payments of interest and principal on its outstanding indebtedness, including the Atherton loan. (See Note 2 of Notes to Financial Statements for a complete description of the Atherton loan).

Liquidity

  The principal sources of liquidity during the period from February 19, 1997 through September 30, 1997 have been the Company's operation of the restaurant locations owned by Sybra and the proceeds of the sale of BML to the Lone Star Liquidating Trust.

  In the future, the Company's liquidity and capital resources will primarily depend on the operations of Sybra which, under the provisions of its loan agreement, would permit, under certain conditions, distributions and dividends to the Company. Sybra, like most restaurant businesses, is able to operate with nominal or deficit working capital because all sales are for cash, inventory turnover is rapid, and approximately 50% of the payments to trade suppliers for credit purchases are not due for 30 days. Renovation and remodeling of existing stores is either funded directly by Sybra from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new stores is generally, although not always, financed by outside lenders. The Company believes that it will continue to be able to secure adequate financing on acceptable terms for new store construction and acquisitions in the future, although no assurances can be given.

  On August 7, 1997, Sybra executed a loan commitment letter with Franchise Finance Corporation of America ("FFCA") to finance the construction of up to 12 new Arby's restaurants during the next two years. Under the terms of the commitment letter, FFCA has agreed to finance mortgage and equipment loans for up to 12 new Arby's restaurants to be built by Sybra, to a maximum of $1 million per location.

  Sybra operated 149 restaurants at September 30, 1997. Sybra opened one restaurant during the third quarter of 1997 and at least one additional restaurant is expected to open in the fourth quarter of 1997. Sybra has closed 3 under-performing stores thus far in 1997. Sybra is currently evaluating its growth strategy for 1997 and beyond, which is expected to include efforts to further penetrate its existing markets and to expand into new markets. Sybra may also close one or more under-performing stores, whose leases are expiring, before year-end. The Company also plans to continue to remodel or upgrade its existing stores.

  The Company is also considering certain strategic alternatives with respect to Sybra's operations which could result in an increase in the Company's relative leverage and/or the acquisition of new restaurants in one or more additional regions of the country. No assurance can be given that any such transactions will be consummated.


Recent Accounting Pronouncements
--------------------------------

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value base method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company applies the intrinsic value method permitted by SFAS No. 123 in accounting for the plans and accordingly, no compensation expense has been recognized. If the compensation costs for stock option awards under the ESP and DSP had been determined based on the fair value at the grant date, the effect on the Company's earnings would not be material.

                               I.C.H. CORPORATION

Part II. Other Information

Item 5.  Other Information

  On July 23, 1997 shares of the Company's common stock began trading on the American Stock Exchange under the trading symbol "IH". Prior to July 23, 1997, the Company's common stock traded on the Over-the-Counter Bulletin Board under the trading symbol "ICHC".

  On September 18, 1997, the Company terminated the employment of Charles Hyslop, the former President of Sybra, Inc., pursuant to the terms of Mr. Hyslop's employment contract. Mr. Hyslop was the President of Sybra at the time Sybra was acquired by the Company. Mr. Hyslop had also served as a director of the Company since the completion of that acquisition. Mr. Hyslop resigned from the Company's board of directors on September 18, 1997. Following Mr. Hyslop's departure, James R. Arabia, Chief Executive Officer of the Company, was appointed President of Sybra.

  On September 22, 1997 the board of directors of the Company elected John A. Bicks to fill the vacant board seat created by Mr. Hyslop's resignation from the board. Mr. Bicks is an attorney with the firm of Pryor, Cashman, Sherman & Flynn, legal counsel to the Company.

Item 6.  Exhibits and Reports on From 8-K
         --------------------------------

     (a) The following exhibits are filed herewith:

         Exhibit No.       Exhibit Title
         -----------       -------------

         27                Financial Data Schedule

 (b)     Reports on Form 8-K

      On July 14, 1997, the Company filed a Current Report on Form 8-K and on July 16, 1997 the Company filed an amended Current Report on Form 8-K/A, both regarding the historical and unaudited pro forma financial statements of Sybra, Inc. and the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 13, 1997

                                                  I.C.H. Corporation


                                                  By: /s/ James R. Arabia
                                                      -------------------
                                                  James R. Arabia
                                                  Chairman and Chief
                                                  Executive Officer



                                                  By: /s/ Kenneth E. Giddens
                                                      ----------------------
                                                  Kenneth E. Giddens
                                                  Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number                              Exhibit Title
------                              -------------

27                                  Financial Data Schedule