Form 10-K
period 1997-12-31
ICH CORP /DE/
filed 1998-03-31
CIK 49588

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Fiscal Year Ended December 31, 1997

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                         Commission File Number: 1-7697

                               I.C.H. Corporation
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                              43-6069928
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)


9404 Genesee Avenue, Suite 330, La Jolla, California                       92037
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:  619-587-8533

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     (X)                       No     ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 25, 1998 was $9,971,854, based on the closing price of the Common Stock as provided by the American Stock Exchange on March 25, 1998.

As of March 25, 1998, there were outstanding 2,793,550 (1) shares of the Registrant's Common Stock, par value $0.01 per share.


--------
(1) Assumes full conversion of all remaining outstanding shares of Common Stock and Preferred Stock of pre-reorganized I.C.H. Corporation. See Note 10 of Notes To Consolidated Financial Statements.

                                            PART I

ITEM 1. BUSINESS
----------------

GENERAL

I.C.H. Corporation (the "Company"), a Delaware corporation, is the post-reorganization successor to ICH Corporation ("Old ICH"). On October 10, 1995, Old ICH and three of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). Old ICH's First Amended Joint Plan of Reorganization under Chapter 11 (the "Reorganization Plan") was confirmed by the Bankruptcy Court on February 7, 1997 and the Company emerged from bankruptcy effective as of February 19, 1997.

On April 30, 1997, the Company acquired all of the outstanding capital stock of Sybra, Inc. ("Sybra" and/or "Predecessor"), the second largest franchisee of Arby's restaurants. The aggregate purchase price was approximately $39.8 million which included the repayment of $23.7 million of Sybra indebtedness and an additional $2 million of acquisition indebtedness due to the seller within two years. Concurrently with the Company's acquisition of Sybra, Sybra entered into a sale/leaseback transaction on 61 of its restaurant sites with U.S.
Restaurant Properties, Inc. ("USRP").

As of December 31, 1997, the Company, through its wholly-owned subsidiary Sybra, owned and operated 149 Arby's restaurants clustered in four operating regions. Those restaurants generated approximately $111.7 million in revenue during 1997. Through another wholly-owned subsidiary, Perry Park Resorts, Inc., the Company also owns and operates a planned real estate development consisting of approximately 2,600 acres ("Perry Park") located in Owenton, Kentucky. Perry Park includes an 18-hole golf course, clubhouse, restaurant, salable lots, several lakes, additional platted but undeveloped lots and unimproved acreage.

I.C.H. Corporation and its subsidiaries are collectively referred to herein as the "Company".


SYBRA, INC.

As of December 31, 1997, the Company owned and operated 149 Arby's restaurants clustered in four regions in the United States: the Northern Region (45 restaurants), the Eastern Region (29 restaurants), the Southwestern Region (55 restaurants) and the Southeastern Region (20 restaurants).

Pursuant to a new Development Agreement entered into with Arby's, Inc. (the "Franchisor") effective as of November 1, 1997, Sybra was granted the exclusive right to develop Arby's restaurants in certain designated areas, including certain counties in and around Philadelphia, Pennsylvania; Detroit, Michigan, Dallas-Fort Worth, Texas, Washington, D.C. and Baltimore, Maryland. The development schedule calls for Sybra to open 150 new Arby's restaurants over the next ten years. See "Franchise and Development Agreements - Development Agreement".

As of December 31, 1997, Sybra had 124 free-standing restaurants, with the remaining 25 restaurants located in shopping malls or as part of a food court within a mall. New restaurants are likely to be free-standing, which the Company has found generally to yield a more stable rate of return on its investment. Sybra has renovated over 20 of its Arby's units during the past five years.

PERRY PARK RESORTS, INC.

The Perry Park real estate consists of an approximately 2,600 acre planned development including an 18-hole golf course, clubhouse, restaurant, salable lots, several lakes, additional platted but undeveloped lots and unimproved acreage. The platted undeveloped lots and unimproved acreage are estimated to be approximately 1,800 acres. The operations of Perry Park are not expected to be material to the Company's future operations.


RECENT DEVELOPMENTS

Acquisitions
------------

On January 30, 1998, through its newly-formed, wholly-owned subsidiary Sybra of California, Inc., the Company acquired eight Arby's restaurant units located in Sacramento, California. The total purchase price of the acquisition, which includes six leased properties, and fee ownership of two properties (and management of one additional restaurant) was approximately $1.75 million, plus warrants to purchase shares of the Company's common stock. The sources of funds for the acquisition include a note for $325,000 to the sellers and $1.275 million through the sale/leaseback of two of the restaurant units through USRP, which sale/leaseback transactions management expects to close by the end of the second quarter of 1998.


New Store Development
---------------------

On November 17, 1997, Sybra executed a development agreement with Arby's, Inc., the franchisor of Arby's restaurants, which calls for the construction of 150 new Arby's restaurants by Sybra over the next ten years (the "Development Agreement"). This agreement superseded a prior agreement which required the development of 31 new stores over a six year period. The Development Agreement grants Sybra the exclusive right to build Arby's restaurants, primarily in certain northeast markets in and around Philadelphia, Harrisburg, Washington, D.C. and Baltimore, as well as the exclusive right to build Arby's restaurants in and around the Detroit and Dallas/Fort Worth markets.

During 1997 Sybra opened three new restaurants. Sybra opened one new restaurant during the first quarter of 1998 and anticipates that it will, at a minimum, meet its annual store opening requirement under the Development Agreement (four additional restaurants) for 1998.



Financing
---------

On July 23, 1997, shares of the Company's common stock began trading on the American Stock Exchange under the trading symbol "IH". Prior to July 23, 1997, the Company's common stock traded on the Over-the-Counter Bulletin Board under the trading symbol "ICHC".

On August 1, 1997, Sybra executed a loan commitment letter with Franchise Finance Corporation of America ("FFCA") to finance the construction of up to 12 new Arby's restaurants during the next two years. Under the terms of that commitment letter, FFCA has agreed to finance mortgage and equipment loans for up to 12 new Arby's restaurants to be built by Sybra, to a maximum of $1.0 million per location. To date, FFCA has advanced total financing of $2.6 million to Sybra pursuant to the commitment letter which Sybra has used to fund the development and construction of three new Arby's restaurants.

Management
----------

On September 18, 1997, the Company terminated the employment of Charles Hyslop, the former President of Sybra, pursuant to the terms of Mr. Hyslop's employment contract. Mr. Hyslop was the President of Sybra at the time Sybra was acquired by the Company, and had also served as a director of the Company since that time. In connection with his departure from Sybra, Mr. Hyslop also resigned from the Company's board of directors. Under the terms of his employment agreement, upon his departure from Sybra, Mr. Hyslop became entitled to receive severance payments totaling approximately $400,000 to be paid over the following 24 months. The Company has recorded a corresponding liability for the full amount of the severance obligation to Mr. Hyslop in its 1997 financial statements. Following Mr. Hyslop's departure, James. R, Arabia, Chief Executive Officer of the Company, was appointed President of Sybra.

On November 1, 1997, the Company promoted Ed Chappell to the position of Vice President of Business Development for Sybra. Mr. Chappell has been with Sybra since March 5, 1995 when he was hired as Director of Real Estate. Mr. Chappell has over 25 years of real estate experience, including as Vice President of Real Estate for Rite Aid Drug Stores, and Director of Development for Taco Bell Corporation.

On December 8, 1997, the Company promoted David Fitnich to the position of Senior Vice President and Chief Operating Officer for Sybra. Mr. Fitnich has been with Sybra since 1981 in a variety of operating positions. Immediately before his promotion to Chief Operating Officer, Mr. Fitnich served as the regional manager for Sybra's Northern region, where he supervised the operation of approximately 45 Arby's restaurants.

On February 2, 1998, the Company appointed two new directors, Robert H. Drechsler and Raymond L. Steele, to its board of directors. Mr. Drechsler is a corporate partner with the New York firm of Pryor, Cashman, Sherman & Flynn, legal counsel to the Company. Mr. Steele is a retired executive with experience in investment banking and investment management, who serves or has served as a director of Robinson Humphrey, Classic Car Investments, Webcraft, Modernfold, Orion, Emerson Radio, Pharmhouse, Video Services Corp. and GFTA, and is currently retained as an outside consultant to Pizza Hut.

On February 24, 1998, the Company hired David A. Brainard as its Senior Vice President and Chief Financial Officer. Mr. Brainard has previously served as the Chief Financial Officer for Olan Mills, Inc., an 850 store retail photography chain and for Ben Franklin Retail Stores, Inc., a franchisor, wholesaler and retailer. Mr. Brainard is also a certified public accountant

On March 12, 1998, the Company hired John A. Bicks as its Senior Vice President and General Counsel. Prior thereto, Mr. Bicks was an attorney with the law firm of Pryor, Cashman, Sherman & Flynn and, in that capacity, represented the official committee of equity security holders in the chapter 11 case of Old ICH. Mr. Bicks has been a practicing attorney in New York since 1985, serving as an Assistant District Attorney in the Manhattan District Attorney's Office from 1985 until 1991, and subsequently in private practice specializing in the areas of chapter 11 business reorganization and restructuring. Pryor, Cashman, Sherman & Flynn provides legal services to the Company and its subsidiaries. Mr. Bicks also serves as Director of the Company.

STRATEGY

The Company's primary business strategy is to expand its operations through the acquisition and construction of additional Arby's restaurants while enhancing the quality of operations and competitive position of its existing Arby's restaurants. Sybra believes the size of the nationwide Arby's system will continue to present opportunities for selective growth through acquisitions. In addition, Sybra believes that most of the markets in which it currently operates are underserved and will provide opportunities for construction of new restaurants to further penetrate those existing markets, and markets in which the Company has exclusive development rights.

Consistent with Sybra's strategy of expanding its operations through the acquisition of existing Arby's restaurants, during the first quarter of 1998 Sybra closed on its acquisition of eight Arby's restaurants (and the management of an additional Arby's restaurant) located in Sacramento, California.

To implement Sybra's strategy of expanding through the development and construction of new Arby's restaurants, Sybra has entered into an agreement with Arby's, Inc., the franchisor of Arby's restaurants, which calls for Sybra to open and operate between six and eighteen additional restaurants in each of the next ten calendar years, adding a total of 150 new restaurants by December 31, 2007. In addition, Sybra opened three new Arby's restaurants during 1997 and one new restaurant during the first quarter of 1998. The number of restaurants opened may vary depending upon general economic conditions, variability in the time required to obtain local permits, the continued availability of financing and the Company's ability to locate additional suitable restaurant sites. However management currently believes that Sybra will meet or exceed its development obligations under the Development Agreement with respect to 1998. See "Recent Developments - New Store Development".

As part of Sybra's overall strategy of improving the quality of operations of its existing Arby's units, the Company closely monitors factors affecting the overall profitability of its restaurant operations as well as the profitability of individual restaurants. During 1997, Sybra believes it has made improvements in several factors bearing on the overall profitability of its operations, including reductions in labor costs as a percentage of goods sold and increased efficiencies in marketing and advertising. Sybra has also implemented a stock option and bonus program which provides individual unit managers with economic incentives to improve the operating profitability of their units. During 1997, Sybra also closed four restaurants due to unprofitability.

RESTAURANT OPERATIONS

Menu
----

Each of Sybra's Arby's restaurants offers a diverse menu containing a variety of food items including roast beef, chicken, turkey and ham sandwiches. Arby's restaurants are generally known for their roast beef sandwiches, which are made from thinly-sliced beef which is freshly-roasted at each restaurant. The Arby's menu also typically includes potato products, salads and soft drinks. In addition, the restaurants sell a variety of promotional products, normally on a limited-time basis. A number of Sybra's Arby's restaurants also serve breakfast, including eggs and breakfast meat selections.

Marketing and Promotions
------------------------

All franchisees of Arby's, Inc. must belong to AFA Service Corporation ("AFA"), a non-profit association of Arby's restaurant operators, and must contribute a specified portion (currently 0.7%) of their restaurant sales as dues to AFA. In return, AFA provides franchisees with creative materials such as television and radio commercials, ad mats for newspapers, point-of-purchase graphics and other advertising materials. The direction and management of AFA is governed by its board of directors, whose members are elected by the member franchisees. In addition to the required payments to AFA, certain of Sybra's Arby's restaurants also participate in advertising cooperatives composed of Arby's franchisees from their local area. Member franchisees of the cooperative pay a percentage of their restaurant sales, in an amount determined by the cooperative, to fund local advertising and promotional campaigns and such other marketing activities as the members deem to be in their best interests. Sybra participates in advertising cooperatives in two of its regions (Northern and Southwestern).

Site Selection
--------------

Site selection for new restaurants is made by Sybra's real estate and development department, subject to acceptance by the Franchisor, Arby's, Inc. A typical market area will have a population base of at least 30,000 people within a three-mile radius. Within the potential market area, Sybra evaluates major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors which Sybra considers include visibility, convenience of access, proximity to direct competition, access to utilities, local zoning regulations and various other factors. Sybra's current business strategy is to locate new restaurants, whenever possible, on the grounds of, or nearby to, shopping centers.

Restaurant Layout and Operations
--------------------------------

Sybra's Arby's restaurants (excluding mall and food court locations) typically range from 2,100 to 3,200 square feet, with a seating capacity of between 60 and 90 people and are typically open from 10 a.m. to 11 p.m., with some restaurants open for extended evening hours. Approximately 80% of Sybra's restaurants feature drive-thru windows.

Raw Materials
-------------

As an Arby's franchisee, the Company complies with recipe and ingredient specifications provided by the Franchisor, and purchases all food and beverage inventories and restaurant supplies from independent vendors approved by the Franchisor. Arby's, Inc. does not sell food or supplies to its franchisees. Sybra and all other Arby's franchisees are members of ARCOP, Inc. ("ARCOP"), a non-profit cooperative purchasing organization. ARCOP facilitates negotiation of national contracts for food and distribution, taking advantage of the large purchasing requirements of the member franchisees. Since Arby's franchisees are not required to purchase any food products or supplies from Arby's, Inc., ARCOP facilitates control over food supply costs and avoids franchisor conflicts of interest.

The Company purchases soft drink products from the Coca-Cola Company and its affiliates. In the Southwestern region, Dr. Pepper products are also purchased. Most other food items and supplies purchased by Sybra are warehoused and distributed by AmeriServe, an independent distributor.

The Company has not experienced any significant shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages and believes that alternate suppliers are available in the event such shortages occur.

FRANCHISE AND DEVELOPMENT AGREEMENTS

General
-------

Sybra's relationship with Arby's, inc. is governed by (1) the Development Agreement, which grants the Company exclusive franchise territories and (2) unit franchise and restaurant franchise agreements (collectively, "Franchise Agreements"), one of which is executed in connection with the opening of each of Sybra's restaurants. These agreements provide Arby's, Inc. with significant rights regarding Sybra's business operations.

Any acquisition by Sybra of an existing Arby's restaurant, or the development by Sybra of a new Arby's restaurant, requires the prior consent of Arby's, Inc.

Sybra is prohibited from operating, managing or having a controlling interest or a fifteen percent (15%) or greater interest in any competing business offering roast beef sandwiches for sale to consumers and located within the Protected Area (as defined in the appropriate unit franchise agreement) for each and every individual Arby's restaurant they franchise.

Sybra's agreements with Arby's, Inc. also restrict the sale, assignment or transfer of any substantial portion of the assets of Sybra without the prior written consent of Arby's, Inc. However those agreements do not require approval of the assignment, transfer or pledge of all or any part of the assets of Sybra, excluding the license agreements, or all or any part of the stock of Sybra to banks or other lending institutions as collateral security for loans made directly to or for the benefit of Sybra.

Should Sybra fail to comply with the Development Agreement or the Franchise Agreements for restaurants, Arby's, Inc. could terminate the exclusive nature of Sybra's franchises in such covered territory. Certain events of default under a Franchise Agreement give Arby's, Inc. the right to terminate the franchise rights of the Sybra restaurant governed by such Franchise Agreement. Depending upon the aggregate number of restaurants affected, a loss of franchise rights could have a material adverse effect on the Company.

Sybra is also required to operate each of its Arby's restaurants in accordance with certain standards contained in the Arby's, Inc. Operations Manual (the "Operations Manual"). Arby's, Inc. periodically monitors the operations of Sybra's restaurants and notifies Sybra of any failure to comply with any of the Franchise Agreements, the Development Agreement or the Operations Manual.

Development Agreement
---------------------

Effective as of November 1, 1997, Sybra and Arby's, Inc. entered into a Development Agreement covering nine counties in the Harrisburg-Lancaster-Lebanon-York Dominant Marketing Area ("DMA"), two counties in the Detroit DMA, twelve counties in the Philadelphia DMA, three counties in the Dallas-Fort Worth DMA, seven counties in the Washington, D.C.-Hagerstown, MD DMA, as well as portions of Baltimore County, MD and Burlington County, NJ. Under the terms of the Development Agreement, Sybra has been granted exclusive rights to develop and operate Arby's restaurants within the covered territories, and is required to develop and commence construction of new Arby's restaurants in accordance with development and performance schedules set out in the Development Agreement. Pursuant to the Development Agreement, Sybra is required to submit to Arby's, Inc. for its acceptance each proposed restaurant site and the plans for each new restaurant. Under the Development Agreement, Sybra is currently obligated to open or commence construction of a minimum of six restaurants in 1998, nine restaurants in 1999, thirteen restaurants in 2000, fifteen restaurants in 2001, seventeen restaurants in 2002 and eighteen restaurants in each year 2003 through and including 2007. Although no assurances can be given, Sybra currently anticipates meeting or exceeding all of the development requirements under the Development Agreement.

Unit Franchise Agreements
-------------------------

Sybra operates each of its Arby's restaurants under a Franchise Agreement with Arby's, Inc. Each Franchise Agreement provides the Company the right to operate an Arby's restaurant for a period of 20 years. The Franchise Agreements are renewable by the Company, subject to certain conditions, generally for 20 years (the financial terms of any renewal period may differ from those in effect during the initial term). Each Unit Franchise Agreement gives Sybra the exclusive right to operate an Arby's restaurant in a particular geographic area, defined by either a radius restriction or specific boundaries. The Franchise Agreements also require Sybra to make royalty payments to Arby's, Inc. equal to a fixed or variable percentage of each restaurant's revenue. For stores opened pursuant to the Development Agreement, those royalty payments are set at four percent of sales.

Pursuant to the Unit Franchise Agreements, Arby's, Inc. prescribes the designs, color schemes, signs and equipment to be utilized in each restaurant, and determines the menu items as well as the formulas and ingredients for the preparation of food and beverage products. Each new restaurant opened within an area covered by the Development Agreement will be governed by a Unit Franchise Agreement, with a license fee of $25,000. Of that license fee, $10,000 will be deducted from monies already placed on deposit with Arby's, Inc. in accordance with the Development Agreement.

GOVERNMENT REGULATIONS

The restaurant business is subject to extensive federal, state and local government regulations relating to the development and operation of restaurants, including regulations relating to building, ingress and egress, zoning and the preparation and sale of food. The Company is subject to federal and state environmental regulations, but these have not historically had a material effect on the Company's operations. The Company is also subject to laws governing relationships with employees, such as minimum wage requirements, health insurance coverage requirements and laws regulating overtime working conditions and employee citizenship. On September 1, 1997, the balance of Congress's 1996 minimum wage increase to $5.15 per hour was put into effect. Further increases in the minimum wage or mandatory health care coverage could adversely affect the Company.


SEASONAL AND QUARTERLY RESULTS

Sybra's restaurant sales are moderately seasonal for each of its regions. Historically, January, February and March generate the lowest sales volumes. As a result, operating margins for the first quarter tend to be slightly lower than those for the remaining quarters due to lower sales providing a smaller spread to cover fixed costs.


TRADEMARKS AND SERVICE MARKS

The Franchise Agreement grants the Company the right to use certain registered trademarks and service marks of Arby's, Inc. The names "Arby's," "Arby's Restaurants" and "Arby's Roast Beef Restaurants" were adopted to identify and promote Arby's. The Company believes that these marks are of material importance to the Company's business.


COMPETITION

The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond Sybra's control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant location. A number of Sybra's significant competitors are larger or more diversified and have substantially greater resources than the Company.

Sybra's operations, as with the restaurant industry generally, can be significantly affected by factors such as changes in local, regional or national economic conditions, changes in consumer tastes, severe weather and consumer concerns about nutritional quality of quick-service food. In addition, factors such as changes in food, labor and energy costs, the availability and cost of suitable restaurant sites and the availability of an adequate number of hourly-paid employees can also affect the restaurant industry.


EMPLOYEES

As of December 31, 1997, Sybra employed approximately 3,800 persons in seven states. Of these employees, approximately 68 held management and administrative positions and the remainder were engaged in the operation of Sybra's restaurants. None of Sybra's employees are covered by a collective bargaining agreement. Sybra considers its employee relations to be generally good.

ITEM 2. PROPERTIES
------------------

As of December 31, 1997, the Company operated 149 restaurants in the areas listed below. Of the 149 restaurants, the Company owned the land and building for two restaurants and held long-term leases covering land and/or buildings for the remainder. The Company's land and building leases are most commonly written for terms of twenty years with one or more five year renewal options. Certain leases require the payment of additional rent equal to a percentage (usually between 5% and 8%) of annual sales in excess of specified amounts.

The Company leases office space in Atlanta, Georgia; La Jolla, California; Flint, Michigan; Sinking Spring, Pennsylvania; Plano, Texas and Tampa, Florida for its Corporate, Executive, Northern, Eastern, Southwestern and Southeastern operations centers, respectively.

The following lists the locations of the restaurants operated by the Company (by region) as of December 31, 1997:

        Northern Region:
           Michigan               45

        Eastern Region:
           Pennsylvania           24
           Virginia                3
           Maryland                2

        Southwestern Region:
           Texas                  55

        Southeastern Region:
           Florida                20
                                 ---


        Total All Markets        149
                                 ===


ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is not a party to any pending legal proceeding which, in management's belief, will have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company also maintains commercial, general liability, workers' compensation and directors and officers' insurance policies which cover most of the actions brought against the Company.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------


MARKET INFORMATION

The Company's common stock commenced trading on the American Stock Exchange on July 23, 1997 under the symbol "IH."

The following tables set forth, for the periods indicated, the applicable range of the high and low sales prices for the Company's common stock on the American Stock Exchange.

                                                    1997
                                             High           Low

Third Quarter (for the period July          4-7/8           3-7/8
23, 1997 to September 30, 1997)

Fourth Quarter                              4-7/16          3


NUMBER OF STOCKHOLDERS

The information available as of March 25, 1998 indicates that there were 2,823 holders of record of the Company's common stock.


DIVIDENDS

The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends on its common stock for the foreseeable future. The Company intends to retain future earnings to finance future development.


ITEM 6. SELECTED FINANCIAL INFORMATION
--------------------------------------

Selected Historical Financial Data

Set forth below are selected historical data of the Company, which is the post-reorganization successor to Old ICH. Until the Company's acquisition of Sybra, Inc. (see Note 2 to Notes To Consolidated Financial Statements), the Company had no significant business operations. Old ICH financial data is not presented as its assets, liabilities and operations were dissolved or sold as part of Old ICH's Reorganization Plan (see Note 1 to Notes To Consolidated Financial Statements). For purposes of presentation, Sybra is considered to be a Predecessor of the Company. Accordingly, the selected historical financial data as of and for each of the four years ended December 28, 1996, and the four months ended April 30, 1997, were derived from the Financial Statements of the Predecessor. Due to required purchase accounting adjustments relating to the acquisition and certain corporate administrative expenses that are necessary to operate on a stand-alone basis, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" period) is not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods). Pro-forma net income (loss) was derived by retroactively adjusting all prior years as if the acquisition had occurred on January 1, 1993. As such, the effects of purchase accounting, including the impact of the different capital structure of the Predecessor, has been reflected in arriving at pro-forma net income (loss) for the prior periods. In addition, adjustments reflecting the costs of operating a stand-alone company have been retroactively included in arriving at pro-forma net income (loss) for the prior periods. Such costs include, but are not limited to, administrative services, tax compliance, treasury service, human resource administration and legal services. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes thereto included herein.

                                                                    Predecessor                                    Successor
                                        ----------------------------------------------------------------     ----------------------
                                                                                                           Combined
                                                                                               -------------------------------------
                                                                                                 Four         Eight
                                                                                                Months       Months
Statement of Earnings                  Year ended     Year ended    Year ended    Year ended     Ended        ended       Year ended
Data  (000's, except EPS)               Dec. 25,       Dec. 31,      Dec. 30,      Dec. 28,     Apr. 30,     Dec. 31,      Dec. 31,
                                          1993           1994          1995          1996         1997       1997(a)         1997
                                          ----           ----          ----          ----         ----       -------         ----
Revenues                                $ 111,952     $ 115,651     $ 115,531     $ 116,124     $ 37,916     $ 75,006     $ 112,922
Costs & expenses
  Restaurant costs/
    expenses                               89,569        92,821        94,414        93,867       32,006       61,503        93,509
  General & adm                             5,945         6,586         6,643         6,179        2,212        5,087         7,299
  Dep &  amort                              6,185         5,935         6,041         5,972        2,006        3,398         5,404
  Non-recurring/
    restructuring chrgs                        --            --            --            --           --        1,497         1,497
  Other                                       620         1,400           900         1,200           --          977           977
Earnings from
  operations                                9,633         8,909         7,533         8,906        1,692        2,544         4,236
Interest expense                            1,744         1,909         2,605         2,346          638        3,661         4,299
Earnings (loss)
  before                                    7,889         7,000         4,928         6,560        1,054       (1,117)          (63)
  income  taxes
Provision (benefit) for
  income taxes                              2,977         2,650         1,913         2,398          434         (253)          181
Net income (loss) - as
  reported                              $   4,912     $   4,350     $   3,015     $   4,162     $    620     $   (864)    $    (244)
Basic and Diluted loss
  per share                                    --            --            --            --           --     $  (0.31)           --
Pro-forma net income
  (loss) (b)                            $   1,697     $   1,496     $     206     $     857     $   (791)    $    690     $    (101)

Other data:
    EBITDA                             (d)$15,818    (d)$14,844    (d)$13,574    (d)$14,878   (d)$ 3,698     $  5,942     $   9,640

Balance sheet data: (c)
  Working capital defecit               $  (7,337)    $  (9,460)    $  (7,112)    $  (8,455)         n/a     $ (5,006)          n/a
  Total assets                          $  65,111     $  68,789     $  74,373     $  75,601          n/a     $ 75,264           n/a
  Total long-term debt                  $  22,561     $  27,321     $  31,152     $  25,625          n/a     $ 50,079           n/a
  Shareholders' equity                  $  28,615     $  27,965     $  30,980     $  35,142          n/a     $ 11,185           n/a

NOTES:    (a) Included in the results of operations for the eight months ending December 31, 1997 are sales and operating loss of $164,000 and $(188,000), respectively, of the Company for the period from February 19, 1997 to April 30, 1997.
          (b) Pro-forma net income (loss) reflects 1) the effects of purchase accounting for Sybra as if the purchase was effective on January 1, 1993; 2) increased interest expense for the Predecessor periods as a result of a difference in capital structure; 3) increased general and administrative expenses reflecting the costs of operating as a stand-alone public company; and 4) has been tax effected using a combined federal and state income rate of 40%.
          (c) Balance sheet data are presented as of December 25, 1993, December 31, 1994, December 30, 1995, December 28, 1996 and December
              31, 1997
          (d) EBITDA on a pro-forma basis giving effect to the adjustments discussed a in Note (b) above would have been $13,417, $13,082, $10,932, $12,018, $2,212 and $8,209 respectively for the periods.
              For the combined period, pro-forma EBITDA would have been $10,421. Management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the "Selected Historical Financial Data" and the Financial Statements of the Company and the accompanying notes thereto included elsewhere herein. Certain information discussed below may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from projected results. Among those risks, trends and uncertainties are the general economic climate, costs of food and labor, consumer demand, interest rate levels, the availability of financing and other risks associated with the acquisition, development and operation of new and existing restaurants.


GENERAL

The Company's revenues consist almost entirely of restaurant sales from its wholly-owned subsidiary, Sybra, Inc.

Restaurant costs and expenses include all direct operating costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation and casualty and general liability insurance costs. Advertising fees paid to AFA to develop and prepare advertising materials and to undertake marketing research are equal to 0.7% of restaurant sales. In addition, the Company operates its restaurants pursuant to licenses which require the Company to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 2.9% of the Company's restaurant sales). The royalty rate for new restaurants (currently 4%) will result in an increase in the Company's aggregate royalty rate as new restaurants are opened.

General and administrative expenses consist of corporate and regional office expenses, including executive and administrative compensation, office expenses, travel and professional fees.


RESULTS OF OPERATIONS

The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain expense and income items.

For purposes of the discussion below, the results of operations for the year ended December 31, 1997 represent the mathematical addition of the historical amounts for the Predecessor period (December 29, 1996 to April 30, 1997) and the Successor period (May 1, 1997 to December 31, 1997) and are not necessarily indicative of the results that would actually have been obtained if the acquisition had occurred on December 31, 1996. The Predecessor period does not give effect to, among other items, corporate expenses necessary to operate on a stand-alone basis. Such expenses include, but are not limited to, certain administrative services, tax compliance, treasury service, human resource administration and legal services. The discussion below does not include a comparison of the year ended December 28, 1996 to the year ended December 30, 1995 as the results consisted only of the Predecessor operations and are not comparable to the Company's current operations for the reasons mentioned above.

                               Predecessor           Successor
                           ----------------------   ------------
                                                     Combined
                                         ---------------------------------------

                              Year      Four Months   Eight Months     Year
                              Ended        Ended        Ended         Ended
                           December 28,  April 30,    December 31,  December 31,
                               1996         1997         1997          1997
                           -----------   --------    ------------   ------------

Revenues                      100.0%       100.0%       100.0%        100.0%

Expenses
  Restaurant costs
    & expenses                 80.9%        84.4%        82.0%         82.8%
  General & administrative      5.3%         5.8%         6.8%          6.5%
  Depreciation &
    amortization                5.1%         5.3%         4.5%          4.8%
  Non-recurring/
    restructuring charges        --           --          2.0%          1.3%
  Other                         1.0%          --          1.3%           .9%
                              -----        -----        -----         -----

 Operating income (loss)        7.7%         4.5%         3.4%          3.7%
 Interest expense               2.0%         1.7%         4.9%          3.8%
                              -----        -----        -----         -----
 Income (loss) before taxes     5.7%         2.8%        (1.5)%         (.1)%
 Income taxes (benefit)         2.1%         1.1%         (.3)%          .1%
                              -----        -----        -----         -----
 Net income (loss)              3.6%         1.7%        (1.2)%         (.2)%
                              ==================        ===================

Comparison of the Years Ended December 31, 1997 and December 28, 1996
--------------------------------------------------------------------

Revenues - Revenues were $112.9 million for FY 1997 as compared to $116.1 million for FY 1996, a decrease of $3.2 million primarily as a result of same store sales being down 3% for the year due to a change in marketing strategy emphasizing brand quality and fewer price promotions begun in the third quarter of 1997.

Restaurant Costs & Expenses - Restaurant costs and expenses were $93.5 million, or 82.8% of sales, for FY 1997 as compared to $93.9 million, or 80.9% of sales for FY 1996. a decrease of $358,000 due to the sales decline explained above. As a percent of sales, costs increased as a result of increases in rent expense associated with the Company's sale/leaseback of 61 properties previously classified as owned.

General and Administrative - General and administrative costs and expenses were $7.3 million, or 6.5% of sales, for FY 1997 as compared to $6.2 million, or 5.3% of sales for FY 1996, an increase as a percent of sales as a result of lower sales and of costs and expenses associated with operating I.C.H. Corporation as a stand-alone public company as explained above and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $5.4 million, or 4.8% of sales in FY 1997 as compared to $6.0 million, or 5.1% of sales in FY 1996, a decrease as a percent of sales as a result of the impact of the sale/leaseback as explained above net of goodwill amortization as a result of purchase accounting related to the Sybra acquisition.

Non-recurring and Restructuring Charges - Non-recurring and restructuring charges were $1.5 million in FY 1997 as a result of the restructuring of Sybra's operations, buy-out of an employment contract and non-recurring expenses related to obtaining financing and maintaining Sybra's status as an Arby's franchisee.

Other - Other expenses were $1.0 million in FY 1997, as compared to $1.2 million in FY 1996. Other expenses in FY 1997 relate primarily to the cost of operations of Perry Park, and for FY 1996 relate primarily to store closings.

Interest Expense - Interest expense was $4.3 million in FY 1997 as compared to $2.4 million in FY 1996, an increase of $2.0 million as a result of debt incurred in connection with the Company's acquisition of Sybra.


PERRY PARK RESORTS, INC.

The Perry Park real estate consists of an approximately 2,600 acre planned development including an 18-hole golf course, club house, restaurant, salable lots, three lakes, additional platted but undeveloped lots and unimproved acreage which generates agriculturally based revenues. The platted undeveloped lots and unimproved acreage are estimated to be approximately 1,800 acres. The operations of the Perry Park development are seasonal in nature and are not material to the operations of the Company.


IMPACT OF THE YEAR 2000 ISSUES

Based on a recent assessment, the Company has determined that it will not have to modify or replace any of its software and that its computer systems will properly utilize dates beyond December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition and the funding of capital expenditures. As of December 31, 1997, the Company had total outstanding indebtedness for borrowed money of $43 million, comprised of a $34 million term facility with Atherton Capital Incorporated ("Atherton") and a $9 million debt obligation to USRP. The Atherton term facility has a weighted-average maturity of 12.5 years and bears interest at 10.63%. The Atherton term facility requires monthly payments of principal and interest, is collateralized by substantially all of the Company's restaurant equipment, and imposes certain financial restrictions and covenants. The $9 million obligation to USRP bears interest at the rate of 14.5%.

The Company's primary source of liquidity during the period from February 19, 1997 through December 31, 1997 was funds from the operation of the restaurants owned by Sybra and the proceeds of the sale of Bankers Multiple Line Insurance Company ("BML") to the Lone Star Liquidating Trust.

In the future, the Company's liquidity and capital resources will primarily depend on the operations of Sybra which, under the provisions of its loan agreement with Atherton, would permit, under certain conditions, distributions and dividends to the Company. Sybra, like most restaurant businesses, is able to operate with nominal or deficit working capital because all sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing stores is either funded directly by Sybra from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new stores is generally, although not always, financed by outside lenders. The Company believes that it will continue to be able to secure adequate financing on acceptable terms for new store construction and acquisitions and that cash generated from operations will be adequate to meet its needs for the foreseeable future, although no assurances can be given.

On August 7, 1997, Sybra executed a loan commitment letter with FFCA to finance the construction of up to 12 new Arby's restaurants during the next two years. Under the terms of the commitment letter, FFCA has agreed to finance mortgage and equipment loans for up to 12 new Arby's restaurants to be built by Sybra, to a maximum of $1 million per location.

The Company maintains, with a bank, a $150,000 letter of credit that automatically renews in November of each year.

CAPITAL LOSS CARRY FORWARD

On April 25, 1997, the Company sold its interest in the stock of BML which generated a significant tax loss (see Note 11 of Notes To Consolidated Financial Statements). Due to limitations pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the capital loss carry forward due to the uncertainty of its existance and realizability.


CAPITAL EXPENDITURES

Sybra's total capital expenditures were $12.1 million, $6.3 million and $5.2 million in 1995, 1996 and 1997, respectively, which include new store development, as well as store maintenance, store remodel and store renovation capital expenditures. The Company anticipates that Sybra's store maintenance, store remodel and store renovation capital expenditures for 1998 will approximate $2.5 million. The level of capital expenditures for new store development and acquisitions will be dependent upon several factors, including the number of stores constructed and/or acquired as well as the capital structure of any such transactions.


INFLATION

Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of December 31, 1997, approximately 24% of the Company's employees were paid wages equal to or based on the federal minimum hourly wage rate. Recent changes in the federal minimum hourly wage rate will serve to increase labor costs in fiscal year 1998 and beyond. Economic growth that would reduce unemployment or make more jobs available in higher paying industries, would directly affect the Company's labor costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 29, 1998.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 29, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 29, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 29, 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K
------------------------------------------------------------------------

(a)     1. Financial Statements
        The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on page F-1.

                                                                     Page(s)
                                                                     -------
             Independent Accountant's Opinion                        F-2
             Consolidated Balance Sheets                             F-3
             Consolidated Statements of Operations                   F-4
             Consolidated Statements of Stockholders' Equity         F-5
             Consolidated Statements of Cash Flows                   F-6
             Notes to Consolidated Financial Statements              F-7 - F-17

             Independant Accountant's Report                         F-18
             Consolidated Balance Sheet of February 19, 1997         F-19
             Notes to Consolidated Financial Statements              F-20 - F-25

        2. Financial Statement Schedules
        Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

        3. Exhibits
        The exhibits to this Report are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K
        A Report on Form 8-K, dated February 10, 1998, was filed by the Company during the quarter ended December 31, 1997. Items 5 and 7 were reported thereon.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      I.C.H. Corporation
                      (Registrant)

Dated: March 27, 1998         /s/James R. Arabia
                             --------------------------
                             James R. Arabia
                             Chairman of the Board, President and
                             Chief Executive Officer

Dated: March 27, 1998        /s/David A. Brainard
                             --------------------------
                             David A. Brainard
                             Senior Vice President and
                             Chief Financial Officer

Dated: March 27, 1998        /s/John A. Bicks
                             --------------------------
                             John A. Bicks
                             Secretary and Director

Dated: March 27, 1998        /s/Michael D. Dunn
                             --------------------------
                             Michael D. Dunn
                             Director

Dated: March 27, 1998        /s/Kenneth E. Giddens
                             --------------------------
                             Kenneth E. Giddens
                             Director

Dated: March 27, 1998        /s/Carl D. Robinson
                             --------------------------
                             Carl D. Robinson
                             Director

Dated: March 27, 1998        /s/Raymond L. Steele
                             --------------------------
                             Raymond L. Steele
                             Director

Dated: March 27, 1998        /s/Robert H. Drechsler
                             --------------------------
                             Robert H. Drechsler
                             Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                      Page

I.C.H. CORPORATION AND SUBSIDIARIES:

     Independent Accountant's Report                                  F-2

     Consolidated Balance Sheets - Company as of December 31, 1997
          and Predecessor as of December 28, 1996                     F-3

     Consolidated Statements of Operations - Company for the
          eight-month period ended December 31, 1997 and Predecessor for the four-month period ended April 30, 1997 and the
          years ended December 28, 1996 and December 30, 1995         F-4

     Consolidated Statements of Stockholders' Equity - Company for the period from February 19, 1997 to December 31, 1997 and
          Predecessor for the four-month period ended April 30, 1997 and the years ended December 28, 1996 and December 30, 1995 F-5

     Consolidated Statements of Cash Flows - Company for the eight-
          month period ended December 31, 1997 and Predecessor for
          the four-month period ended April 30, 1997 and the years
          ended December 28, 1996 and December 30, 1996               F-6

     Notes to Consolidated Financial Statements                       F-7 - F-17

I.C.H. CORPORATION AND SUBSIDIARIES:

     Independent Accountant's Report                                  F-18

     Consolidated Balance Sheet as of February 19, 1997               F-19

     Notes to the Consolidated Financial Statements                   F-20 - F-25

[Coopers & Lybrand Letterhead]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
I.C.H. Corporation

We have audited the accompanying consolidated balance sheets of Sybra, Inc. ("Predecessor") as of December 28, 1996 and of I.C.H. Corporation and Subsidiaries ("Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows--Predecessor for the years ended December 30, 1995 and December 28, 1996 and for the four-month period ended April 30, 1997 and--Company for the eight-month period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybra, Inc. as of December 28, 1996 and--I.C.H. Corporation and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows--Predecessor for the years ended December 30, 1995 and December 28, 1996 and for the four-month period ended April 30, 1997 and--Company for the eight-month period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                    /s/ Coopers & Lybrand L.L.P.

Atlanta, Georgia
March 28, 1998

                       I.C.H. CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                    December 28,    December 31,
                                                       1996            1997
                                                   (Predecessor)     (Company)
                                                   -------------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                          $ 2,294        $  4,418
   Accounts receivable                                    299             530
   Inventories                                          1,499           1,372
   Deferred income taxes                                1,225           1,257
   Other current assets                                   655           1,565
                                                      -------        --------
        Total current assets                            5,972           9,142

Property and equipment, net                            53,582          24,696
Intangible assets, net                                 15,848          39,470
Other assets                                              199           1,956
                                                      -------        --------
   Total assets                                       $75,601        $ 75,264
                                                      =======        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $ 5,277        $  2,741
   Accrued liabilities                                  8,253           8,745
   Current portion of long-term debt                        4           1,714
   Current portion of capital
      lease obligations                                   893             948
                                                      -------        --------
        Total current liabilities                      14,427          14,148

Noncurrent liabilities:
   Long-term debt                                       1,081          44,718
   Long-term capital lease obligations                  3,647           2,699
   Debt to former parent                               20,000              --
   Deferred income taxes                                   14           1,908
   Other liabilities                                    1,290             606
                                                      -------        --------
        Total liabilities                              40,459          64,079
                                                      -------        --------

Stockholders' equity:
   Predecessor common stock, $.50 par value;
        200,000 authorized, 55,199 issued and              28
        outstanding
   Preferred stock, $0.01 par value; 1,000,000
        authorized; none issued and outstanding
   Common stock, $0.01 par value; 9,000,000
        authorized; 2,414,495 outstanding
        (see note 10)                                                      24
   Paid-in-capital                                     21,398          12,025
   Retained earnings (deficit)                         13,716            (864)
                                                      -------        --------
        Total stockholders' equity                     35,142          11,185
                                                      -------        --------

        Total liabilities and stockholder's equity    $75,601        $ 75,264
                                                      =======        ========

                 See Notes to Consolidated Financial Statements.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands except share amounts)


                                            Predecessor                Company
                             ------------------------------------   ------------
                                                          For the      For the
                                                           four         eight
                                For the       For the     months       months
                              year ended    year ended     ended        ended
                             December 30,  December 28,  April 30,  December 31,
                                 1995          1996        1997         1997
                             -----------   -----------   --------   ------------
Revenues and other income:
   Restaurant sales            $115,370     $115,973     $37,868     $ 73,787
   Real estate operations and       161          151          48        1,219
   other
                               --------     --------     -------     --------
                                115,531      116,124      37,916       75,006
Costs and expenses:
   Restaurant costs and
     expenses                    94,414       93,867      32,006       61,503
   General and administrative     6,643        6,179       2,212        5,087
   Depreciation and
     amortization                 6,041        5,972       2,006        3,398

Non-recurring/restructuring
charges                              --           --          --        1,497
   Other                            900        1,200          --          977
                               --------     --------     -------     --------
Operating income                  7,533        8,906       1,692        2,544

   Interest expense               2,605        2,346         638        3,661
                               --------     --------     -------     --------

Income (loss) before income
   taxes                          4,928        6,560       1,054       (1,117)
Provision (benefit) for
   income taxes                   1,913        2,398         434         (253)
                               --------     --------     -------     --------
Net income (loss)              $  3,015     $  4,162     $   620     $   (864)
                               ========     ========     =======     ========

Net loss per share
   Basic                                                               ($0.31)
   Diluted                                                             ($0.31)

Weighted-average common shares
   outstanding (See note 10)                                         2,793,550

                 See Notes to Consolidated Financial Statements.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)

                                                                                          TOTAL
                                                             PAID-IN       RETAINED    STOCKHOLDERS'
                                        COMMON STOCK         CAPITAL       EARNINGS       EQUITY
                                    --------------------     --------      --------      --------
                                     Shares      Amount
Predecessor
   Balance at December 31, 1994        55,199        $28     $ 21,398      $  6,539      $ 27,965

        Net income                         --         --           --         3,015         3,015
                                    ---------    -------     --------      --------      --------

   Balance at December 30, 1995        55,199         28       21,398         9,554        30,980

        Net income                         --         --           --         4,162         4,162
                                    ---------    -------     --------      --------      --------

   Balance at December 28, 1996        55,199         28       21,398        13,716        35,142

        Net income for period              --         --           --           620           620

        Distributions:
             Land parcel                   --         --           --          (845)         (845)
             Cash                          --         --           --       (46,079)      (46,079)
                                    =========    =======     ========      ========      ========
   Balance at April 30, 1997           55,199        $28     $ 21,398      $(32,588)     $(11,162)
                                    =========    =======     ========      ========      ========

Company
   Balance at February 19, 1997            --    $    --     $ 12,190      $     --      $ 12,190

   Issuance of common stock         2,414,495         24          (24)           --
   Cash paid for shares
     redeemed                              --         --         (141)           --          (141)
   Net loss  (see Note 1)                  --         --           --          (864)         (864)

                                    =========    =======     ========      ========      ========
   Balance at December 31, 1997     2,414,495    $    24     $ 12,025      $   (864)     $ 11,185
                                    =========    =======     ========      ========      ========


                 See Notes to Consolidated Financial Statements.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands except share amounts)

                                                                                 Predecessor                        Company
                                                            -----------------------------------------------    -----------------
                                                                                               For the four
                                                            For the year      For the year        months         For the eight
                                                                ended             ended            ended             months
                                                            December 30,      December 28,       April 30,     ended December 31,
                                                                1995              1996             1997               1997
                                                            -----------       -----------      ------------    -----------------
Cash flows from operating activities:
Net income (loss)                                            $  3,015          $  4,162          $    620          $   (864)
Adjustments to reconcile net income
         to cash from operating activities:
    Depreciation and amortization                               6,041             5,972             2,006             3,398
    Deferred income taxes (benefit)                              (239)             (645)              480               (68)
    Accrued rent                                                   --                --                --               332
    Provision for store closings and other                        900             1,200                --               462
         non-recurring/restructuring charges
Changes in current assets and liabilities:
    Accounts receivable                                            --                --                --              (231)
    Inventories                                                    37               (16)               38                89
    Payable to (due from) former parent                           290                64              (741)             (370)
    Accounts payable and accrued expenses                      (1,109)            2,761            (3,173)              880
    Other, net                                                   (485)             (596)              168            (1,334)
                                                             --------          --------          --------          --------
           Net cash provided by operating
           activities                                           8,450            12,902              (602)            2,294
                                                             --------          --------          --------          --------
Cash flows from investing activities:
    Capital expenditures                                      (11,976)           (6,095)           (1,763)           (3,336)
    Proceeds from disposition of property
         and equipment                                             --                --            35,655               232
    Acquisition of Sybra, Inc, net of $886
         cash acquired                                             --                --                --           (13,614)
    Sale of subsidiary                                             --                --                --             5,000
    Proceeds from Old ICH liquidating trust                        --                --                --             2,790
         (see Note 3)
    Other, net                                                    190               (94)               --               (65)
                                                             --------          --------          --------          --------
           Net cash provided (used) by
           investing activities                               (11,786)           (6,189)           33,892            (8,993)
                                                             --------          --------          --------          --------
Cash flows from financing activities:
    Borrowings on credit agreement                             43,677            28,758             9,299                --
    Repayment on credit agreement                             (33,346)          (45,285)          (10,384)               --
    Proceeds from issuance of long-term
         debt, net of expenses                                     --                --                --            36,448
    Proceeds from debt to former parent                            --            11,000             3,772                --
    Repayment of debt to former owner
         of  Sybra                                             (7,000)               --                --           (23,772)
    Repayment of long-term debt and
         capital lease obligations                                 --                --              (306)           (1,603)
    Distribution to former owner of Sybra                          --                --           (46,079)               --
    Loan element of sale/leaseback
         financing                                                 --                --             9,000                --
    Other, net                                                     --                --                --              (456)
                                                             --------          --------          --------          --------
           Net cash provided (used) by
           financing activities                                 3,331            (5,527)          (34,698)           10,617
                                                             --------          --------          --------          --------
Net change in cash and cash equivalents                            (5)            1,186            (1,408)            3,918
Cash and cash equivalents at beginning
    of period                                                   1,113             1,108             2,294               500
                                                             ========          ========          ========          ========
Cash and cash equivalents at end of period                   $  1,108          $  2,294          $    886          $  4,418
                                                             ========          ========          ========          ========

Supplemental non-cash disclosures:
    Cash paid for
           Income taxes                                         1,845             3,335             1,029             1,085
           Interest                                             2,578             2,368               606             3,622
    Note issued in acquisition of Sybra,
           Inc.                                                                                                        2,000

                 See Notes to Consolidated Financial Statements.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

1.      Organization, Business and Summary of Significant Accounting Policies:


        Organization

        I.C.H. Corporation (the "Company") is the post-reorganization successor to ICH Corporation ("Old ICH"). Old ICH, together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 bankruptcy on October 10, 1995. The Company's plan of reorganization was confirmed February 7, 1997 and became effective on February 19, 1997 (the "Effective Date"). Until its acquisition of Sybra, Inc. (see Note 2), the Company had no significant business operations.

        On the Effective Date, all of the outstanding equity securities ("Old ICH Common Stock" and "Old ICH Preferred Stock", collectively the "Old ICH Stock") of Old ICH were canceled. The Company's Restated Certificate of Incorporation authorized the issuance of 9,000,000 shares of common stock and 1,000,000 shares of preferred stock. Holders of Old ICH Stock have two years from the Effective Date in which to exchange their canceled shares for the Company's common stock. Generally, holders of the canceled Old ICH shares are entitled to receive 0.0269 shares of the Company's common stock for each share of Old ICH Common Stock and 0.2 shares of the Company's common stock for each share of Old ICH Preferred Stock and, for a period of 40 days from the Effective Date, certain holders could elect to exchange canceled shares for a single de minimis cash payment. An aggregate of $141 was paid for shares exchanged during this period.

        Business and Presentation

        The accompanying Consolidated Financial Statements labeled "Company" include the accounts of the Company and its wholly-owned subsidiaries, principally Sybra, Inc. ("Sybra"). All significant intercompany accounts and transaction have been eliminated. Included in the results of operations for the eight months ended December 31, 1997 are revenues and operating loss of $164 and $(188), respectively, for the period from February 19, 1997 to April 30, 1997 (period prior to the acquisition of Sybra). In addition, cash flows for the period prior to the acquisition of Sybra consisting principally of cash from the sale of a subsidiary and from the Lone Star Liquidating Trust (see Note 3) and are included in cash flows for the eight months ended December 31, 1997. Sybra currently operates a chain of 149 fast food restaurants clustered in four regions, primarily Texas, Michigan, Pennsylvania and Florida, as a franchisee of Arby's, Inc. d/b/a Triarc Restaurant Group ("Arby's"). Another subsidiary owns and operates a golf course and planned residential development in Kentucky.

        Sybra is considered to be a Predecessor of the Company and, accordingly, the historical financial statements of Sybra, prior to its acquisition by the Company on April 30, 1997, are presented with the accompanying financial statements of the Company. The acquisition of Sybra resulted in changes in the cost basis of Sybra's assets and liabilities, use of estimated lives for certain of the intangibles that are different from those used by the Predecessor and a different capital structure. These factors significantly affect the comparability of the Predecessor's financial information.

        Significant Accounting Policies

        Fiscal Year. The Company operates on a calendar year basis. Sybra, however, uses a 52/53 week fiscal year ending on the last Saturday of the year. Accordingly, the accompanying financial statements include Sybra's results for the periods ended December 30, 1995, December 28, 1996 and April 30, 1997 and December 27, 1997.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

        Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Interest income on cash equivalents was $1, $1, $1 and $99 for the periods ended December 30, 1995, December 28, 1996, April 30, 1997, and December 31, 1997, respectively.

        Food and Supplies Inventories. Food and supplies inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

        Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. Normal repairs and maintenance costs are expensed as incurred. Depreciation is being recorded on a straight-line basis over the following estimated useful lives:


                  Buildings                                       40 years
                  Restaurant equipment                            5-10 years


        Buildings under capitalized leases and leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the assets.

        Intangibles. Franchise agreements with Arby's require the Company to pay a franchise fee for each new restaurant developed and de minimis renewal fees for franchises that have expired. Each franchise agreement provides the Company the right to operate an Arby's restaurant for a period of 20 years and is renewable by the Company, subject to certain conditions, for varying terms of up to 20 years. Franchise fees are capitalized and amortized using the straight-line method over 40 years.

        Acquired royalty rights, representing the fair value of royalty rates of acquired franchises, are capitalized and amortized on a straight-line basis over 20 years or the remaining life of the franchise agreement, whichever is less.

        Equity in operating leases, representing the estimated fair value of base rental rates, less the actual rental obligation, is amortized on a straight-line basis over 20 years or the remaining life of the lease including option periods, whichever is less.

        Goodwill is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for the restaurants as a group. The Company believes that no material impairment of goodwill exists at December 28, 1996 and December 31, 1997.

        Income Taxes. Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes (see Note 11).

        Advertising Expenses. All advertising costs are expensed as incurred. Advertising expenses were approximately $9,200, $9,400, $3,400 and $5,000 for the periods ended December 30, 1995, December 28, 1996, April 30, 1997 and December 31, 1997, respectively.

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosure of contingent assets and liabilities. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

        Earnings Per Share. In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of both basic and diluted earnings per share. Basic net loss per share is computed based on the weighted-average number of common shares outstanding during the year (see Note 10). Because the results for the eight months ended December 31, 1997 reflect a net loss from continuing operations, basic and diluted loss per share are calculated based on the same weighted average number of shares outstanding.

        Net earnings per common share for the Predecessor is not presented as the per share results are not meaningful due to the changes resulting from the acquisition of Sybra (see Note 2).

        New Accounting Standards. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," superseding SFAS No. 14, "Financial Reporting of Segments of a Business Enterprise." SFAS No. 131 establishes new standards for reporting operating segment information in annual and interim financial statements. The Company does not believe this Statement will have any impact on the financial statements.

2.      Acquisition of Sybra

        On April 30, 1997, the Company acquired all of the common stock of Sybra for $15,614 including related expenses and net of cash acquired of $886. The Company incurred $2,000 in acquisition indebtedness to the seller and paid the remainder in cash. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Sybra commencing May 1, 1997 are included in the accompanying financial statements of the Company.

        The purchase price was allocated to identifiable tangible and intangible assets and liabilities based on their estimated fair values, with the excess of the purchase price over the fair value of such net assets acquired reflected as goodwill, as follows:

        Current Assets                                                  $ 3,428
        Franchise rights                                                  3,865
        Other intangibles, excluding goodwill                             8,299
        Goodwill                                                         28,159
        Tangible assets                                                  20,342
        Liabilities assumed                                             (48,479)
                                                                        -------
        Purchase price                                                  $15,614
                                                                        =======


3.      Old ICH Transactions

        On April 25, 1997, the Company exercised its option pursuant to the Reorganization Plan, to sell all of the outstanding capital stock of Bankers Multiple Line Insurance Company ("BML"), a property and casualty insurer licensed in all fifty states, for its carrying value of $5,000.

        In February 1997, the Company received $2,790 in satisfaction of a receivable related to the Old ICH Reorganization Plan.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

4.      Other Current Assets

        Other current assets consist of the following as of:

                                                 December 28,    December 31,
                                                     1996           1997
                                                (Predecessor)     (Company)
                                               --------------    ------------
        Due from Sybra's former parent                $   -            $558
        Prepaid rent                                    522             971
        Other prepaid expenses                          133              36
                                               -------------     ------------
        Other current assets                           $655          $1,565
                                               =============     ============


5.      Intangibles

        Intangible assets, net, consist of the following as of:

                                                 December 28,    December 31,
                                                    1996             1997
                                                (Predecessor)     (Company)
                                               --------------    ------------
        Franchise rights                              $4,548         $4,164
        Other intangibles, excluding goodwill         15,840          8,024
        Goodwill                                       2,630         28,159
                                               --------------    ------------
        Total                                         23,018         40,347
        Less accumulated amortization                  7,170            877
                                               --------------    ------------
        Intangible assets, net                       $15,848        $39,470
                                               ==============    ============


6.      Property and Equipment

        Property and equipment, net, consist of the following as of:

                                                 December 28,     December 31,
                                                    1996              1997
                                                (Predecessor)       (Company)
                                               ---------------    ------------
        Land                                          $17,830          $4,363
        Buildings                                      21,631           1,890
        Leasehold Improvements                         19,013          11,752
        Restaurant Equipment                           22,688          11,539
        Construction in Progress                          660             726
                                               ---------------    ------------
             Total                                     81,822          30,270
        Less  accumulated depreciation and
             amortization                              28,240           5,574
                                               ---------------    ------------
        Property and equipment, net                   $53,582         $24,696

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

7.      Leases

        The Company leases substantially all of the land and buildings used in its restaurant operations under noncancelable leases with remaining lease terms of one to twenty years. In many cases, the leases provide for one or more renewal options. The leases generally require the Company to pay property taxes, insurance, maintenance and other operating costs of the properties. Some also require contingent rent payments based on a percentage of restaurant sales.

        Base rent expense for operating leases for the periods ended December 30, 1995, December 28, 1996, April 30, 1997 and December 31, 1997 was
        approximately $4,523, $4,149, $1,373 and $5,520, respectively. Additional (contingent) rental payments were approximately $429, $437, $130 and $240, for the same periods, respectively.

        Immediately prior to its acquisition by the Company on April 30, 1997, Sybra entered into a sale/leaseback transaction in which Sybra sold land and buildings related to 61 restaurants for their fair value of $36,000 and leased them back under twenty-year base term leases (classified as operating) with options that could, at Sybra's option, extend the leases an additional 20 years. As part of the sale/leaseback transaction, Sybra received an additional $9,000 in the form of a loan. Total proceeds of the transaction were $44,200, net of related expenses. The proceeds were distributed to Sybra's former parent. The lease payments escalate, requiring the Company to straight-line the rent expense over the term of the lease.

        The Company's future minimum rental commitments as of December 31, 1997 for all noncancelable capital and operating leases are as follows:

                                                                     Operating
        Fiscal Year                             Capital Leases        Leases
        -------------------------------------   ---------------   -------------
         1998                                           $1,375          $8,948
         1999                                              685           8,641
         2000                                              553           8,239
         2001                                              533           7,957
         2002                                              533           7,507
        Thereafter                                       2,092          79,800
                                                ---------------   -------------
        Total                                            5,771        $121,092
                                                                  =============
        Less amount representing interest                2,124
                                                ---------------
        Present value of future minimum
              lease payments                            $3,647
                                                ===============


8.      Accrued Liabilities

        Accrued liabilities consist of the following as of:

                                           December 28,        December 31,
                                              1996                 1997
                                          (Predecessor)          (Company)
                                          -----------------    ----------------
        Employee related                            $2,840              $2,203
        Property and other taxes                       983               1,122
        Insurance related                            2,031               2,303
        Other                                        2,399               3,117
                                          -----------------    ----------------
             Total                                  $8,253              $8,745
                                          =================    ================

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

  9.    Long-Term Debt

        Long-term debt consists of the following as of:

                                                December 28,        December 31,
                                                   1996                1997
                                               (Predecessor)         (Company)
                                               -------------        -----------
        Term loan, 10.63%, payable monthly
           through 2012                             $    --            $33,984
        Loan, 14.50%                                     --              9,000
        Acquisition indebtedness due in 1999             --              2,000
        Credit agreement                              1,085                  -
        Other                                                            1,448
                                               -------------        -----------
                                                      1,085             46,432
        Less:  current portion                            4              1,714
                                               -------------        -----------
        Total                                       $ 1,081            $44,718
                                               =============        ===========


        Concurrently with the acquisition of Sybra, the Company entered into a loan agreement that provides, on an aggregate basis, a $35,000 fixed-rate term loan bearing interest at 10.63% with a weighted-average maturity of 12.5 years. The term loan is collateralized by substantially all of the restaurant equipment owned by Sybra. The proceeds of the term loan were used to fund the acquisition of Sybra and retire debt payable to Sybra's former parent assumed in the acquisition.

        The loan agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants.

        As mentioned in Note 7, as an element of the sale/leaseback transaction completed immediately before its acquisition by the Company, Sybra received $9,000 as a loan. The loan element of the transaction carries an interest rate of approximately 14.50% and may be repaid at any time without penalty. If not repaid prior to December 31, 1999, the loan will be repaid pursuant to a 20-year amortization schedule.

        At December 31, 1997, long-term debt had a fair value that approximates the carrying value.

        The aggregate maturities of long-term debt at December 31, 1997 are as follows:

        Fiscal year
        ----------------------------------------------
        1998                                                          $1,714
        1999                                                          12,904
        2000                                                           2,116
        2001                                                           2,339
        2002                                                           2,537
        Thereafter                                                    24,822
                                                          -------------------
        Total                                                        $46,432
                                                          ===================


        The Company maintains, with a bank, a $150 letter of credit that automatically renews in November of each year.

        On August 1, 1997, Sybra executed a loan commitment letter with Franchise Finance Corporation of America ("FFCA") to finance the construction of up to 12 new Arby's restaurants during the next two years. Under the terms of the commitment letter, FFCA has agreed to finance mortage and equipment loans for up to 12 new Arby's restaurants to be built by Sybra, to a maximum of $1 million per location.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

  10.   Equity and Earnings Per Common Share

        Given the stock conversion provisions of the Reorganization Plan, the Company has not determined and cannot currently determine, the ultimate number of shares of common stock that will be issued upon completion of the stock conversion. However, based on the number of outstanding shares of Old ICH Stock on the Effective Date, and after considering nominal shareholders of record who are not eligible to convert their shares into shares of the Company's common stock and shares which were exchanged for cash under the provisions of the Reorganization Plan, the Company estimates that a maximum of approximately 2,793,550 shares of the Company's common stock could be issued, although the amount could be lower if all shares are not exchanged prior to the end of the two-year period.

        Although conservative, the Company has used the maximum 2,793,550 shares in computing loss per share. As of December 31, 1997, 2,414,495 shares of common stock were outstanding.

        As of February 19, 1997, the Company declared a dividend of one right (collectively, the "Rights") for each share of the Company's common stock. Each Right represents the right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock"). The Rights, as amended, have an exercise price of $20.00 per right and are exercisable until February 19, 2007. Ten thousand shares of the Company's authorized preferred stock have been designated as the Junior Preferred Stock and have been reserved for issuance upon the exercise of the Rights. The Rights are not exercisable until the occurrence of those "triggering events" detailed in the Rights Agreement by and between the Company and the Mid-America Bank of Louisville and Trust Company. Upon the occurrence of any of such triggering events, all holders of Rights (other than the holder that caused the triggering event to occur) will thereafter have the right to receive upon exercise that number of shares of the Company's common stock having a market value of two times the exercise price of the Right. The Junior Preferred Stock has voting rights equal to 1,000 votes per share and is entitled to receive dividends, on a cumulative basis, payable in cash, equal to 1,000 times the aggregate per share amount of all cash dividends or all non-cash dividends or other distributions declared on the Company's common stock. Upon liquidation, the Junior Preferred Stock is entitled to receive an aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to the holders of shares of common stock plus any accrued and unpaid dividends.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

11.     Income Taxes

        The provision (benefit) for income taxes consists of:


                                     Predecessor                     Company
                    --------------------------------------------   -------------
                                                    For the          For the
                     For the year   For the year   four months     eight months
                        ended          ended          ended            ended
                     December 30,   December 28,     April  30,     December 31,
                         1995           1996           1997            1997
                    --------------------------------------------   -------------
         Current        $2,152         $3,043        $(46)           $(185)
         Deferred         (239)          (645)        480              (68)
                    --------------------------------------------   -------------
                        $1,913         $2,398        $434            $(253)
                    ============================================   =============


         Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                   December 28,     December 31,
                                                       1996            1997
                                                  (Predecessor)      (Company)
                                                ---------------   --------------
   Property and equipment                               $3,017          $3,388
   Accrued liabilities and other                         1,703           1,481
                                                ---------------   --------------
        Deferred tax assets                              4,720           4,869
   Deferred tax liability - Intangible assets           (3,509)         (4,060)
   Valuation allowance                                      --          (1,460)
                                                ---------------   --------------
   Net deferred tax asset                               $1,211           $(651)
                                                ===============   ==============

                                                ===============   ==============
   Current deferred tax assets                          $1,225          $1,257
   Non-current deferred tax liabilities                    (14)         (1,908)
                                                ---------------   --------------
   Net deferred tax liability                           $1,211           $(651)
                                                ===============   ==============

        The Company's tax basis in real estate exceeds its book basis resulting in a deferred tax asset of $1,460 using a 34% federal rate. The Company recorded a full valuation allowance against this deferred tax asset due to the uncertainty surrounding its realizability as of February 19, 1997.

        On April 25, 1997, the Company sold its interest in the stock of BML which generated a significant tax loss (see Note 3). Due to limitations pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the capital loss carry forward due to the uncertainty of its existance and realizability.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

        A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate follows:

                                           Predecessor               Company
                           ---------------------------------------------------
                                                    For the four     For the
                             For the      For the      months     eight months
                            year ended   year ended     ended         ended
                             December     December    April 30,   December 31,
                             30, 1995     28, 1996      1997          1997
                           -----------   ----------   ----------  ------------
Expected tax expense, at
    the federal statutory
    rate of 35%                $1,725       $2,296         $369        $(391)
State income taxes, net           192           39           53          (31)
Other, net                         (4)          63           12          169
                           -----------   ----------   ----------  ------------
                               $1,913       $2,398         $434        $(253)
                           ===========   ==========   ==========  ============


  12.   Stock Option Plans

        The Company has two fixed option plans, the I.C.H. Corporation 1997 Employee Stock Option Plan (the "ESP") and the I.C.H. Corporation 1997 Director Stock Option Plan (the "DSP"). Under the ESP, the Company may grant incentive stock options with specific vesting periods and non-qualifying options to eligible officers and employees for the purchase of up to an aggregate of 1,000,000 shares of common stock. Under the DSP, the Company may grant non-qualifying options to eligible directors for the purchase of up to an aggregate of 400,000 shares of common stock. Under both plans, the exercise price of each option is equal to the estimated fair value of the Company's stock on the date of grant. Stock options granted under the ESP have 10-year terms and generally vest ratably over four years. Options granted under the DSP also have 10-year terms.

                                         December 31, 1997
                     -----------------------------------------------------------
                             Options Outstanding             Options Exercisable
                     -----------------------------------    --------------------
                                 Weighted-
                                  Average    Weighted-
    Range of                     Remaining    Average
 Exercise Prices                Contractual   Exercise                 Weighted-
                      Shares       Life         Price       Shares      Average
------------------   ---------  ------------  ----------    --------   ---------
 $2.17 to $3.09       489,000      9.33         $2.68        94,000      $2.17
 $3.62 to $3.80       362,000      9.63          3.76        47,000       3.80
 $4.38 to $4.50        31,000      9.74          4.40         5,000       4.50
------------------   ---------  ------------  ----------    --------   ---------
 $2.17 to $4.50       882,000      9.47         $3.19       146.000      $2.85
==================   =========  ============  ==========    ========   =========


        The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the net loss per share would have been changed to the pro forma amounts indicated below:

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

                                                         For the eight months
                                                        ended December 31, 1997
                                                        ------------------------
        Net loss--as reported                                            $(864)
        Net loss--pro forma                                            $(1,047)
        Basic and diluted loss per share--as reported                   $(0.31)
        Basic and diluted loss per share--pro forma                     $(0.37)


        The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate range of 5.69%-6.35%; volatility factor of the expected market price of the Company's common stock of 46.6%; expected lives of 2-5 years; and a dividend yield of 0%.

  13.   Benefit plans

        The Company maintains a defined contribution 401(k) plan known as the Sybra, Inc. Retirement Income Plan (the "Retirement Plan"). The Retirement Plan permits eligible employees to defer a portion of their compensation (1% to 15%, up to certain maximum limitations established by law) through payroll deductions. The Company may, at its discretion, contribute to the Retirement Plan on behalf of participating employees based on a matching formula or other method. No matching contributions were made to the Retirement Plan for 1997. The Predecessor made contributions of $283, $236 and $0 to the plan for the periods ended December 30, 1995, December 28, 1996 and, April 30, 1997 respectively.

  14.   Commitments and contingencies

        Franchise agreements with Arby's

        The Arby's development agreement contains certain requirements regarding the number of units to be opened in the future. Should the Company fail to comply with the required development schedule or with the requirements for restaurants within areas covered by the development agreement, Arby's could terminate the exclusive nature of the Company's franchise and the Company would forfeit prepaid fees. However, the Company would no longer be obligated for any future unpaid fees required by the development agreement. The development agreement also provides Arby's with certain rights regarding the Company's business operations and any transfer of significant portions of assets owned by the Company. Commitments under the agreement require payments aggregating $1,000 over the next six (6) years.

        Legal proceedings

        Various legal proceedings are pending against the Company, many involving routine litigation incidental to the businesses.

        The consequences of these matters are not presently determinable but, in the opinion of the management of the Company after consulting with legal counsel, the ultimate liability is not expected to have a material effect on the results of operations, financial position, liquidity or capital resources of the Company.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

  15.   Non-recurring and Restructuring Charges

        During 1997, The Company recorded provisions totaling $1,497 related to
        (1) restructuring Sybra's operations in the Texas region, (2) buy-out of an employment contract with the former president of Sybra, and (3) non-recurring expenses related to obtaining financing and maintaining Sybra's status as an Arby's franchisee.

  16.   Subsequent Event

        On January 30, 1998, Sybra purchased the assets of eight leased Arby's restaurants and the option to acquire the land and buildings of two of the eight leased restaurants and contracted to manage an additional Arby's restaurant in and around Sacramento, California for $325 in cash, a $325, ten-year note bearing interest of 10% and a grant of 20,000 seven-year warrants to acquire I.C.H. common stock at five dollars ($5.00) per share. The restaurants are subject to land and building leases. In connection with the purchase, Sybra exercised the lessee's option to purchase the land and buildings at both restaurant sites.

                         [COOPERS & LYBRAND LETTERHEAD]

                       Report of Independent Accountants

To the Board of Directors
I.C.H Corporation:


We have audited the accompanying consolidated balance sheet of ICH Corporation (the "Company," the entity which emerged from Chapter 11 bankruptcy) as of February 19, 1997. This consolidated balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures accompanying the consolidated balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the consolidated balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of I.C.H. Corporation as of February 19, 1997, in conformity with generally accepted accounting principles.

                                             /s/ Coopers & Lybrand L.L.P.
                                             -----------------------------------

Dallas, Texas
April 17, 1997

                               I.C.H. CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             as of February 19, 1997

                                     ASSETS

Current assets:
 Cash and cash equivalents                                        $   500,000
 Other assets                                                         200,000
 Account receivable                                                 2,790,203
 Subsidiary held for sale                                           5,000,000
 Real estate held for sale                                          3,700,000
                                                                  -----------
          Total assets                                            $12,190,203
                                                                  ===========

                              STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 1,000,000 authorized,
 none issued and outstanding                                      $        --
Common stock, $0.01 par value, 9,000,000
 authorized (see Note 7)                                                   --
Paid-in capital                                                    12,190,203
                                                                  -----------
          Total stockholders' equity                              $12,190,203
                                                                  ===========


The accompanying notes are an integral part of the consolidated balance sheet.

                               I.C.H. CORPORATION
                      NOTES TO CONSOLIDATED BALANCE SHEET

1.    Organization:

      I.C.H. Corporation, referred to as Reorganized ICH Corporation (the "Company"), is the successor to ICH Corporation (the "Predecessor Company"). On October 10, 1995, the Predecessor Company and three of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Predecessor Company continued to operate and manage its assets and business as a debtor in possession as authorized by Chapter 11 of the Code. The Predecessor Company sold seven of eight insurance subsidiaries and also sold all of the business of Bankers Multiple Line Insurance Company ("BML"), its remaining insurance subsidiary, through an assumption reinsurance agreement. The Company's Joint Plan of Reorganization (the "Reorganization Plan") was confirmed on February 7, 1997 by the Bankruptcy Court and became effective on February 19, 1997 (the "Reorganization Date"). As of the Reorganization Date, the Company had no significant business operations.

      Lone Star Liquidating Trust (the "Trust") was created on the Reorganization Date as a vehicle to liquidate and distribute assets owned by the Predecessor Company to the claimants. The Reorganization resulted in the complete satisfaction, discharge and release of all claims against and interests in the Company. The Company retained certain designated assets and emerged from Chapter 11 owned by its existing preferred and common stockholders. Existing shares of the Predecessor Company's preferred and common stock were canceled, and the Company issued new common stock. See Note 7.

      Assets retained by the Trust and postpetition and other liabilities are not reflected in this consolidated balance sheet as the Company does not have legal title to the assets nor any obligations to satisfy the liabilities.

2.    Consolidation:

      The consolidated balance sheet includes the accounts of the Company and both of its wholly-owned subsidiaries, SWL Holding Corporation ("SWL Holding") and Care Financial Corporation ("Care") which owns 100% of BML. The Company and its wholly-owned subsidiaries currently have no ongoing business operations.

                               I.C.H. CORPORATION
                 NOTES TO CONSOLIDATED BALANCE SHEET, Continued

3.    Significant Accounting Policies:

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

      Fresh-Start Reporting

      As holders of existing voting shares immediately before filing and confirmation of the Reorganization Plan received less than 50% of the voting shares of the emerging entity and as reorganization value was estimated to be less than postpetition liabilities and allowed claims, the Company adopted "fresh-start" reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7. Accordingly, assets have been restated to reflect reorganization value, which approximates fair value at the Reorganization Date.

      In determining the applicability of fresh-start reporting, the reorganization value of the Company was determined based on the reorganization value of the Predecessor Company prior to the confirmation of the Reorganization Plan. As the Company currently has no operations, management did not anticipate future earnings in determining reorganization value. Accordingly, reorganization value equals management's estimates of the fair value of assets prior to the confirmation of the Reorganization Plan.

      As a result of adjusting the assets to fair value with the adoption of fresh-start reporting, the Company increased the carrying value of real estate held for sale by $961,000.

                               I.C.H. CORPORATION
                 NOTES TO CONSOLIDATED BALANCE SHEET, Continued

4.    Account Receivable:

      Account receivable represents a receivable from the Trust in accordance with the Reorganization Plan. The Company was to receive $2,500,000 in cash, plus proceeds of $500,000 from the settlement of a claim with a former affiliate, for a total of $3,000,000. This receivable balance includes the total of $3,000,000, less approximately $200,000 in costs related to the pending acquisition (see Note 10). The Company received the balance in full within two days of the reorganization in accordance with the Reorganization Plan.

5.    Subsidiary Held for Sale:

      BML is a property and casualty insurer domiciled in the state of Illinois and licensed in all fifty states. As of February 19, 1997, BML has ceded 100% of its insurance operations and holds debt securities to maintain its insurance licenses, as well as limited partnership investments, real estate and affiliated common stock. Per the Reorganization Plan, the Trust has legal title to net tangible assets of BML which, as of February 19, 1997, included total assets and total liabilities (unaudited) of approximately $34,400,000 and $1,700,000, respectively, recorded in accordance with statutory accounting principles.

      Under the terms of the Reorganization Plan, the Company has the option through May 22, 1997 to transfer to the Trust all of the outstanding capital stock of BML in return for a payment of $5,000,000 from the Trust. The Company plans to sell BML, effectively for the value of its insurance licenses, prior to May 22, 1997 or exercise its option to the Trust for $5,000,000.

6.    Real Estate:

      Real estate consists of Perry Park, a property located in Owen County, Kentucky consisting of 2,397 acres, including an 18 hole golf course, club house, restaurant, approximately 227 salable lots (232 have been sold and developed), three lakes, additional platted but undeveloped lots, and vacant acreage. As of March 6, 1997, the appraised value of the Perry Park property established a value ranging from $3,700,000 to $4,300,000.

                               I.C.H. CORPORATION
                 NOTES TO CONSOLIDATED BALANCE SHEET, Continued

7.    Equity:

      On the Reorganization Date, all of the outstanding equity securities ("Predecessor common stock" and "Predecessor preferred stock") of the Predecessor Company were canceled. The Company's Restated Certificate of Incorporation authorizes the issuance of 9,000,000 shares of common stock ("the Company's common stock") and 1,000,000 shares of preferred stock. Holders of the Predecessor stocks have a two-year period in which to exchange the canceled shares for the Company's common stock. Holders of Predecessor stock will receive 0.0269 shares of the Company's common stock for each share of Predecessor common stock and 0.2 shares of the Company's common stock for each share of Predecessor preferred stock.

      For a period 40 days from the Reorganization Date, holders of Predecessor preferred stock could elect to receive a single cash payment of $0.36 per share, to a maximum of $234, in lieu of receiving the Company's common stock. For that same 40 day period, holders of Predecessor common stock could elect to receive a single cash payment of $0.05 per share, to a maximum of $250, in lieu of receiving the Company's common stock.

      Holders of less than 101 shares of Predecessor common stock and 14 shares of Predecessor preferred stock (collectively, the "nominal shareholders") are excluded from the conversion into the Company's common stock and from any cash payments.

      Based on the number of outstanding shares of Predecessor common and preferred stock on the Reorganization Date, after considering the nominal shareholders, approximately 2,881,000 shares of the Company's common stock could be issued. Upon conversion, the par value of the issued common stock will be transferred from paid-in capital to common stock. As a result of the cash payment option and the likelihood that some Predecessor shareholders may not exercise their conversion option during the two-year period, management has not determined the ultimate number of shares of common stock which will be issued upon conversion.

                               I.C.H. CORPORATION
                 NOTES TO CONSOLIDATED BALANCE SHEET, Continued

      As of February 19, 1997, the Company declared a dividend of one right (the "Rights") for each share of the Company's common stock. Each Right represents the right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the "Junior preferred stock"). The Rights have an exercise price of $10.07 per right and are exercisable until February 19, 1999. One thousand shares of the Company's authorized preferred stock have been reserved for issuance upon the exercise of the Rights. The Junior preferred stock has voting rights equal to 1,000 votes per share and is entitled to receive dividends, on a cumulative basis, payable in cash, equal to 1,000 times the aggregate per share amount of all cash dividends or all noncash dividends or other distributions declared on the Company's common stock. Upon liquidation, the Junior preferred stock is entitled to receive an aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to the holders of shares of common stock plus any accrued and unpaid dividends.

8.    Stock Options:

      The Company has two stock option plans, the Employee Stock Option Plan (the "ESP") and the Director Stock Option Plan (the "DSP", collectively the "Option plans"). The ESP provides for the grant of incentive stock options and nonqualifying options to eligible officers and employees. The DSP authorizes annual grants of 5,000 options to eligible directors subject to an individual maximum of 40,000 options and an aggregate maximum of 280,000 options. The DSP also authorizes grants to individuals who have provided special services to the Company and special grants to eligible participants, at the discretion of the Option Committee of the Board of Directors. Options granted under the Option plans expire ten years from the date of grant. The Company has reserved 1,000,000 shares and 400,000 shares of the Company's common stock for the ESP and the DSP, respectively.

      Effective February 19, 1997, the Company granted 221,000 options under the ESP, including 176,000 to an officer and director of the Company as part of his two-year employment agreement, and 35,000 options under the DSP. The options were granted at the estimated fair value of the stock on February 19, 1997 with an exercise price of $2.17 per share.

                               I.C.H. CORPORATION
                 NOTES TO CONSOLIDATED BALANCE SHEET, Continued

9.    Income Taxes:

      Differences exist between the Company's carrying amounts of assets for financial reporting purposes and the amounts used for tax purposes. The Company's tax basis in the BML stock significantly exceeds its carrying value for financial reporting purposes; however, as any tax loss generated on the sale of BML stock could be limited pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the difference.

      The Company's tax basis in real estate held for sale is approximately $8,000,000, resulting in a deferred tax asset of $1,460,000 using a 34% federal rate. The Company recorded a full valuation allowance against this deferred tax asset due to the uncertainty surrounding its realizability as of February 19, 1997.

10.   Pending Acquisition:

      Effective February 7, 1997, the Company entered into an agreement to purchase all of the outstanding capital stock of Sybra, Inc. ("Sybra"), a Michigan corporation. Sybra operates a chain of fast food restaurants (150 at September 28, 1996) clustered in four regions, primarily Texas, Michigan, Pennsylvania and Florida, as a franchisee of Arby's, Inc. The purchase price is approximately $40,000,000, and the expected closing date of the acquisition is before April 30, 1997. As a condition to the agreement, the Company must obtain formal commitment letters for the financing of at least $31,000,000 to fund the acquisition.

                                INDEX TO EXHIBITS

    Exhibit                                                             Page
    Number                         Description                          Number

    2.1     First Amended Joint Plan of Reorganization Under
            Chapter 11 (incorporated by reference to Exhibit B to
            Exhibit 99.1 to the Company's Form 8-K dated November
            22, 1996)

    2.2     First Nonmaterial Modification to the First Amended
            Joint Plan of Reorganization Under Chapter 11
            (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated February 18, 1997)

    2.3 Letter to Robert T. Shaw, Henry W. Simon, Jr. and Russell L. Munsch agreeing to nonmaterial modification to the First Amended Joint Plan of Reorganization Under Chapter 11, as filed with the Bankruptcy Court (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K dated February 18, 1997)

    2.4 Order confirming the First Amended Joint Plan of Reorganization under Chapter 11, as entered by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, on February 7, 1997 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated February 18, 1997)

    2.5 Findings of Fact and Conclusions of Law in support of Order Confirming First Amended Joint Plan of
            Reorganization Under Chapter 11 (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated February 18, 1997)

    3.1     Amended and Restated Certificate of Incorporation of
            I.C.H. Corporation (incorporated by reference to Exhibit 99.5 to the Company's Form 8-K dated February
            19, 1997)

    3.2 Amendment No. 1 to Amended and Restated Certificate of Incorporation of I.C.H. Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated January 15, 1998)

    3.3     Amended and Restated By-Laws of I.C.H. Corporation
            (incorporated by reference to Exhibit 99.6 to the Company's Form 8-K dated February 19, 1997)

    3.4     Amendment No. 1 to Amendment and Restated By-Laws of
            I.C.H. Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated February
            10, 1998)

    10.1 Form of Rights Agreement between I.C.H. Corporation and The Mid-America Bank of Louisville and Trust Company, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 19, 1997)

    10.2 Amendment No. 1 to Rights Agreement between I.C.H. Corporation and The Mid-America Bank of Louisville and Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 10, 1998)

    10.3 Stock Purchase Agreement, dated as of February 7, 1997, by and between I.C.H. Corporation and Valcor, Inc. (incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q dated March 31, 1997)

    10.4 First Amendment to Stock Purchase Agreement, dated as of April 18, 1997, by and between I.C.H. Corporation and Valcor, Inc. (incorporated by reference to Exhibit 10.03 to the Company's Quarterly Report on
            Form 10-Q dated March 31, 1997)

    10.5    Form of Loan Agreement by and between Sybra, Inc. and
            Atherton Capital Incorporated (incorporated by reference to Exhibit 10.04 to the Company's Quarterly
            Report on Form 10-Q dated March 31, 1997)

    10.6 Form of Promissory Note executed by Sybra, Inc. in favor of Atherton Capital Incorporated (incorporated by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q dated March 31, 1997)

    10.7 Form of Leasehold/Deed of Trust Mortgage executed by Sybra, Inc. in favor of Atherton Capital Incorporated (incorporated by reference to Exhibit 10.06 to the Company's Quarterly Report on Form 10-Q dated March 31, 1997)

    10.8 Form of Security Agreement executed by Sybra, Inc. in favor of Atherton Capital Incorporated (incorporated by reference to Exhibit 10.07 to the Company's
            Quarterly Report on Form 10-Q dated March 31, 1997)

    10.9    Form of Master Lease by and between Sybra, Inc. and
            U.S.

            Restaurant Properties Operating L.P. (incorporated by reference to Exhibit 10.08 to the Company's Quarterly
            Report on Form 10-Q dated March 31, 1997)

    10.10 Employment Agreement, dated as of April 30, 1997, by and between I.C.H. Corporation and Charles N. Hyslop (incorporated by reference to Exhibit 10.09 to the Company's Quarterly Report on Form 10-Q dated March 31, 1997)

    10.11 Employment Agreement, dated as of April 30, 1978, by and between I.C.H. Cooperation and Donald P. Zima (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q dated March 31, 1997)

    10.12 Amended and Restated Employment Agreement, effective as of January 1, 1998, by and between James R. Arabia and I.C.H. Corporation

    10.13   I.C.H. Corporation 1997 Employee Stock Option Plan

    10.14   I.C.H. Corporation 1997 Director Stock Option Plan

    10.15   Commitment Letter, dated July 25, 1997, between FFCA
            Acquisition Corporation and Sybra, Inc.

    10.16   Form of Loan Agreement between FFCA Acquisition
            Corporation and Sybra, Inc.

    10.17   Form of Promissory Note from Sybra, Inc. to FFCA
            Acquisition Corporation

    10.18   Form of Mortgage between Sybra, Inc. and FFCA
            Acquisition Corporation

    10.19 Asset Purchase Agreement, dated as of November 26, 1997, among Sybra of California, Inc., I.C.H. Corporation, William Brusslan, 294, Inc., American Food Concepts, Inc. and WEB Acquisition Company L.L.C.

    10.20 Development Agreement, dated as of October 30, 1997, between Arby's, Inc. and Sybra, Inc.

    27.1    Financial Data Schedule