Form 10-Q
period 1998-03-31
ICH CORP /DE/
filed 1998-05-15
CIK 49588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXHANGE ACT OF 1934


For the quarter ended March 31, 1998           Commission file number 1-7697



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

                               Yes _X_     No ___


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes _X_   No___

Number of shares of common stock outstanding on March 31, 1998:      2,793,550*.
                                                                     -----------

*Assumes full conversion of all remaining outstanding shares of common stock and preferred stock of pre-reorganized I.C.H. Corporation. See Note 5 of Notes to consolidated financial statements.

                       I.C.H. CORPORATION and SUBSIDIARIES

                                      Index

                                                                            Page
                                                                          Number
                                                                          ------

Part I.  Financial Information

Item 1.  Financial Statements

           Consolidated Balance Sheets - December 31, 1997
           and March 31, 1998                                              2

           Consolidated Statements of Operations for the
           Three Months ended March 29, 1997
           and for the Three Months ended March 31, 1998                   3

           Consolidated Statements of Cash Flows for the Three Months
           ended March 29, 1997 and for the Three Months ended March
           31, 1998                                                        4

           Notes to Consolidated Financial Statements                      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10

Part II. Other Information                                                14

         Signatures                                                       15

         Exhibit Index                                                    16

                                   I.C.H. CORPORATION and SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                   (In thousands except share amounts)

                                                      December 31, 1997     March 31, 1998
                                                                              (Unaudited)
                                                      -----------------    -----------------
ASSETS
Current Assets:
         Cash and cash equivalents                             $  4,418           $  4,897
         Accounts receivable                                        530                816
         Inventories                                              1,372              1,369
         Deferred income taxes                                    1,257              1,296
         Other current assets                                     1,565              1,960
                                                      -----------------    -----------------
                      Total current assets                        9,142             10,338
Property and equipment, net                                      24,696             26,210
Intangible assets, net                                           39,470             39,958
Other assets                                                      1,956              1,859
                                                      -----------------    -----------------
                      Total assets                             $ 75,264           $ 78,365
                                                      =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                      $  2,741           $  3,436
         Accrued liabilities                                      8,745              9,556
         Current portion of long-term debt                        1,714              1,714
         Current portion of capital lease obligations               948                948
                                                      -----------------    -----------------
                      Total current liabilities                  14,148             15,654
                                                      -----------------    -----------------
Non-current liabilities:
         Long-term debt                                          44,718             46,255
         Long-term capital lease obligations                      2,699              2,424
         Deferred income taxes                                    1,908              1,960
         Other liabilities                                          606                565
                                                      -----------------    -----------------
                      Total liabilities                          64,079             66,858
                                                      -----------------    -----------------
Stockholders' Equity:
         Preferred stock, $0.01 par value; 1,000,000
              authorized; none issed and outstanding
         Common stock; $0.01 par value; 9,000,000
              authorized; 2,432,322 outstanding                      24                 24
         Paid-in-capital                                         12,025             12,054
         Retained earnings (deficit)                               (864)              (571)
                                                      -----------------    -----------------
                      Total stockholders' equity                 11,185             11,507
                                                      -----------------    -----------------
         Total liabilities and stockholders' equity            $ 75,264           $ 78,365
                                                      =================    =================

                  The accompanying Notes are an integral part
                   of the Consolidated Financial Statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (In thousands except share amounts)

                                                                           Predecessor            Company
                                                                        ------------------    --------------
                                                                          For the three        For the three
                                                                        months ended March      months ended
                                                                             29, 1997         March 31, 1998
                                                                        ------------------    --------------
Revenues and other income:
         Restaurant sales                                                          $27,827           $28,336
         Real estate operations and other                                               36               358
                                                                        ------------------     --------------
                                                                                    27,863            28,694
                                                                        ------------------     --------------
Costs and expenses:
         Restaurant costs and expenses                                              23,439            23,357
         General and administrative                                                  1,654             1,957
         Depreciation and amortization                                               1,446             1,271
         Other                                                                          --               247
                                                                        ------------------     --------------

Operating Income                                                                     1,324             1,862
         Interest expense                                                              468             1,366
                                                                        ------------------     --------------
Income before income taxes                                                             856               496
Provision for income taxes                                                             333               203
                                                                        ------------------     --------------
Net income                                                                            $523              $293
                                                                        ==================     ==============

Net income per share
         Basic                                                                                         $0.10
         Diluted                                                                                       $0.10

Weighted-average common shares outstanding (See note 5)
         Basic                                                                                     2,793,550
         Diluted                                                                                   2,913,000


                  The accompanying Notes are an integral part
                   of the Consolidated Financial Statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                       (In thousands except share amounts)

                                                                             Predecessor              Company
                                                                         --------------------   ---------------------
                                                                            For the three          For the three
                                                                            months ended           months ended
                                                                            March 29, 1997         March 31, 1998
                                                                         --------------------   ---------------------
Cash flows from operating activities:
Net income                                                                           $   523                  $  293
Adjustments to reconcile net income to cash from operating activities:
         Depreciation and amortization                                                 1,446                   1,271
         Deferred income taxes                                                            91                      13
Changes in current assets and liabilities:
         Accounts receivable                                                              26                    (286)
         Inventories                                                                      75                       3
         Payable to (due from) former parent                                             (60)                   (450)
         Accounts payable and accrued expenses                                          (390)                  1,284
         Other, net                                                                      316                     159
                                                                         --------------------   ---------------------
              Net cash provided by operating activities                                2,027                   2,287
                                                                         --------------------   ---------------------

Cash flows from investing activities:
         Capital expenditures                                                         (1,440)                 (2,481)
         Proceeds from disposition of property and equipment                             376                       9
         Acquisition of  restaurant properties                                            --                    (577)
         Other, net                                                                       --                     (50)
                                                                        ---------------------  ----------------------
              Net cash provided (used) by investing activities                        (1,064)                 (3,099)
                                                                        ---------------------  ----------------------

Cash flows from financing activities:
         Bank overdraft                                                                1,729
         Borrowings on credit agreement                                                7,629                      --
         Repayment on credit agreement                                                (7,625)                     --
         Proceeds from issuance of long-term debt, net of expenses                        --                   1,975
         Repayment of long-term debt and capital lease obligations                        --                    (713)
         Other, net                                                                       --                      29
                                                                         --------------------   ---------------------
              Net cash provided (used) by financing activities                        (1,725)                  1,291
                                                                         --------------------   ---------------------

Net change in cash and cash equivalents                                                 (762)                    479
Cash and cash equivalents at beginning of period                                       2,294                   4,418
                                                                         --------------------   ---------------------
Cash and cash equivalents at end of period                                          $  1,532                  $4,897
                                                                         ====================   =====================


                  The accompanying Notes are an integral part
                   of the Consolidated Financial Statements.

                      I.C. H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)


NOTE 1. BUSINESS
----------------


Organization, Business and Summary of Significant Accounting Policies:

Preparation of Iterim Financial Statements

The Consolidated Financial Statements of I.C.H. Corporation (the "Company") and Subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts have been reclassified from previous presentation. These Consolidated Financial Statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's latest annual report on Form 10-K.

Organization

I.C.H. Corporation is the post-reorganization successor to ICH Corporation ("Old ICH"). Old ICH, together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 on October 10, 1995. The Company's plan of reorganization (the "Reorganization Plan") was confirmed February 7, 1997 and became effective on February 19, 1997 (the "Effective Date"). Until its acquisition of Sybra, Inc. (see Note 2), the Company had no significant business operations. As a result, revenues, operating loss and cash flows for the Company for the period from February 19, 1997 to April 30, 1997 have been reflected in the three-month period ended June 30, 1997.

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

Business and Presentation

The accompanying Consolidated Financial Statements labeled "Company" include the accounts of the Company and its wholly-owned subsidiaries, principally Sybra, Inc. ("Sybra"). All significant intercompany accounts and transaction have been eliminated. Sybra currently operates a chain of 163 fast food restaurants clustered in five regions, primarily Texas, Michigan, Pennsylvania, Florida and California as a franchisee of Arby's, Inc. ("Arby's"). Another subsidiary operates a golf course and real estate development in Kentucky.

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

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)


different from those used by the Predecessor and a different capital structure. These factors significantly affect the comparability of the Predecessor's financial information.

Significant Accounting Policies

Fiscal Year. The Company operates on a calendar year basis. Sybra, however, uses a 52/53 week fiscal year ending on the last Saturday of the year. Accordingly, the accompanying financial statements include Sybra's results for the periods ended March 29, 1997 and March 28, 1998.

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

Goodwill is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for the restaurants as a group. The Company believes that no material impairment of goodwill exists at March 31, 1998.

Income Taxes. Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

Advertising Expenses. All advertising costs are expensed as incurred.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)


amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosure of contingent assets and liabilities. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

Earnings Per Share. In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of both basic and diluted earnings per share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the year (see Note 5).

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


NOTE 2. ACQUISITION OF SYBRA
----------------------------

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

The purchase price was allocated to identifiable tangible and intangible assets and liabilities based on their estimated fair values, with the excess of the purchase price over the fair value of such net assets acquired reflected as goodwill, as follows:


Current Assets                                                        $   3,428
Franchise rights                                                          3,865
Other intangibles, excluding goodwill                                     8,299
Goodwill                                                                 28,159
Tangible assets                                                          20,342
Liabilities assumed                                                    (48,479)
                                                           ---------------------
Purchase price                                                        $  15,614
                                                           =====================


NOTE 3. OLD ICH TRANSACTIONS
----------------------------

On April 25, 1997, the Company exercised its option pursuant to the Reorganization Plan, to sell all of the outstanding capital stock of Bankers Multiple Line Insurance Company ("BML"), a property and casualty insurer licensed in all fifty states, for its carrying value of $5,000.

In March 1997, the Company received $2,790 in satisfaction of a receivable related to the Reorganization Plan.

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)


NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following as of:

                                                            December 31, 1997              March 31, 1998
                                                         ------------------------      ---------------------
     Term loan, 10.63%, payable monthly
             through 2012                                               $ 33,984                   $ 33,563
     Loan, 14.40%                                                          9,000                      9,000
     Acquisition indebtedness due in 1999                                  2,000                      2,000
     Other                                                                 1,448                      3,406
                                                         ------------------------      ---------------------
                                                                          46,432                     47,969
     Less:  current portion                                                1,714                      1,714
                                                         ------------------------      ---------------------
     Total                                                              $ 44,718                   $ 46,255
                                                         ========================      =====================

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

The loan agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants. As of March 31, 1998, the Company was in compliance with all such covenants.

As a result of sale/leaseback transactions completed immediately before its acquisition by the Company, Sybra received $9,000 as a loan. The loan element of the transaction carries an interest rate of approximately 14.40% and may be repaid at any time without penalty. If not repaid in full earlier, the loan amortizes over 20 years. The Company intends on refinancing this loan prior to fiscal 2000.

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

At March 31, 1998, long-term debt had a fair value that approximates the carrying value.

On February 1, 1998, the Company incurred $325 in financing indebtedness related to its' acquisition of eight stores in California. The debt carries an interest rate of 10%, amortizes over ten years and conatins covenants and restrictions customary for transactions of this type.


NOTE 5. EQUITY AND EARNINGS PER COMMON SHARE
--------------------------------------------

    Given the stock conversion provisions of the Reorganization Plan, the Company has not determined and cannot currently determine, the ultimate number of shares of common stock that will be issued upon completion of the stock conversion. However, based on the number of outstanding shares of Old ICH

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)


Stock on the Effective Date, and after considering Nominal Shareholders of record and shares which were exchanged for cash under the provisions of the Reorganization Plan, the Company estimates that a maximum of approximately 2,793,550 shares of the Company's common stock could be issued, although the amount could be lower if all shares are not exchanged prior to the end of the two-year period.

Although conservative, the Company has used the maximum 2,793,550 shares in computing earnings per share. As of March 31, 1998, 2,433,322 shares of common stock were outstanding.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents.

                                                        Three months ended
                                                          March 31, 1998
                                                        ------------------
Income for computation of basic earnings
      per share and diluted earnings per share                   $293
                                                                 ====
Weighted-average shares for computation
      of basic earnings per share
                                                                2,794
Incremental shares on assumed issuance
      and repurchase of stock options                             119
                                                                -----
Weighted-average share for computation of
      diluted earnings per share                                2,913
                                                                =====

Basic earnings per share                                        $0.10
                                                                =====
Diluted earnings per share                                      $0.10
                                                                =====

NOTE 6. PROFORMA CONDENSED STATEMENTS OF OPERATIONS DATA
--------------------------------------------------------

Unaudited proforma statements of operations data for the three months ended March 31, 1997 reflect the Company's acquisition of Sybra using the purchase method of accounting as if the Sybra acquisition, which occurred on April 30, 1997, had occurred on January 1, 1997. As a result of the acquisition, the Company incurred acquisition debt of approximately $35 million and entered into sale/leaseback transactions on 61 of Sybra's restaurants which had been previously classified as owned resulting in higher interest and rent expense.

                                                            Three months ended
                                                              March 31, 1997
                                                                 -------
      Revenues                                                   $27,863
      Costs and expenses:
            Restaurant costs and expenses                         24,497
            General and administrative                             1,508
            Depreciation and amortization                          1,274
                                                                 -------
      Operating income                                               584
      Interest expense                                             1,373
                                                                 -------
      Loss before taxes                                             (789)
      Income tax benefit                                            (316)
                                                                 -------
      Net Loss                                                   $  (473)
                                                                 =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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

Unless otherwise indicated all amounts are in thousands, except share amounts.


GENERAL

The Company's revenues consist almost entirely of restaurant sales and revenues from its wholly-owned subsidiary, Sybra, Inc., which it acquired on April 30, 1997.

Restaurant costs and expenses include all direct costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation, casualty and general liability insurance costs. Advertising fees paid to AFA Service Corporation, a non-profit association of Arby's restaurant operators, to develop and prepare advertising materials and to undertake marketing research are equal to 0.7% of restaurant sales. In addition, the Company operates its restaurants pursuant to licenses which require the Company to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 2.9% of the Company's restaurant sales). The royalty rate for new restaurants (currently 4%) will result in an increase in the Company's aggregate royalty rate as new restaurants are opened.

General and administrative expenses consist of corporate and regional office expenses, including executive and administrative compensation, office expenses, travel and professional fees.


RESULTS OF OPERATIONS

The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain expense and income items.

For purposes of the discussion below, the historical results of operations for the three months ended March 31, 1997, are not indicative of the results that would actually have been obtained if the Company's acquisition of Sybra had occurred on January 1, 1997. The Predecessor historical period does not give effect to, among other items, corporate expenses necessary to operate on a stand-alone basis. Such expenses include higher interest and rent expense, certain administrative services, tax compliance, treasury service, human resource administration and legal services.

The Predecessor unaudited proforma statement of operations data for the three months ended March 31, 1997 reflect the Company's acquisition of Sybra using the purchase method of accounting as if the acquisition, which occurred on April 30, 1997, had occurred on January 1, 1997. As a result of the acquisition, the Company incurred acquisition debt of approximately $35 million and entered into sale/leaseback transactions on 61 of Sybra's restaurants which had been previously classified as owned, resulting in higher interest and rent expense.

                                           Predecessor                Company
                                           -----------                -------
                                                                   Three Months
                                       Three Months Ended              Ended
                                         March 31, 1997           March 31, 1998
                                   --------------------------     --------------
                                   (Historical)    (Proforma)
Revenues                              100.0%          100.0%          100.0%
Expenses
    Restaurant costs & expenses        84.1%           87.9%           81.4%
    General & administrative            5.9%            5.4%            6.8%
    Depreciation & amortization         5.2%            4.6%            4.4%
    Other                                --              --              .9%
                                     ------          ------           ------
Operating income                        4.8%            2.1%            6.5%
Interest expense                        1.7%            4.9%            4.8%
                                     ------          ------           ------
Income (loss) before taxes              3.1%           (2.8)%           1.7%
Income tax (benefit) expense            1.2%           (1.1)%            .7%
                                     ------          ------           ------
Net income (loss)                       1.9%           (1.7)%           1.0%
                                     ======          ======           ======


Comparison of the Quarter Ended March 31, 1998 and the Quarter Ended March 31, 1997 on a Historical Basis

Revenues - Revenues were $28.7 million for the first quarter of FY 1998 as compared to $ 27.9 million for the same period of FY 1997, an increase of $ 831 primarily as a result of new store openings and store acquisitions net of same store sales being down 1.9% for the period. The decline in same store sales is attributable to a change in marketing strategy emphasizing brand quality and fewer discount price promotions begun in the third quarter of 1997.

Restaurant Costs & Expenses - Restaurant costs and expenses were $23.4 million, or 81.4% of sales, for the first quarter of FY 1998 as compared to $23.4 million, or 84.1% of sales for the same period of FY 1997, a decrease of $82. As a percent of sales, costs decreased as a result of improved food margins and decreased labor costs.

General and Administrative - General and administrative costs and expenses were $2.0 million, or 6.8% of sales, for the first quarter of FY 1998 as compared to $1.7 million, or 5.9% of sales for the same period of FY 1997, an increase as a percent of sales as a result of costs and expenses associated with operating I.C.H. Corporation as a stand alone public company as explained above and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $1.4 million, or 4.4% of sales in the first quarter of FY 1998 as compared to $1.4 million, or 5.2% of sales in the same period of FY 1997, a decrease as a percent of sales as a result of the impact of the sale/leaseback of 61 properties classified as owned in prior years as a result of purchase accounting related to the Sybra acquisition.

Other - Other expenses of $247 in the first quarter of FY 1998 relate to the costs of operating Perry Park.

Interest Expense - Interest expense was $1.4 million in the first quarter of FY 1998 as compared to $468 in the same period of FY 1997, an increase of $898 as a result of debt incurred as a result of the Sybra acquisition.

Comparison of the Quarter Ended March 31, 1998 and the Quarter Ended March 31, 1997 on a Pro forma Basis

Revenues - Revenues were $ 28.7 million for the first quarter of FY 1998 as compared to $ 27.9 million for the same period of FY 1997, an increase of $ 831 primarily as a result of new store openings and store acquisitions net of same store sales being down 1.9% for the period. The decline in same store sales is attributable to a change in marketing strategy emphasizing brand quality and fewer discount price promotions begun in the third quarter of 1997.

Restaurant Costs & Expenses - Restaurant costs and expenses were $23.4 million, or 81.4% of sales, for the first quarter of FY 1998 as compared to $24.5 million, or 87.9% of sales on a proforma basis for the same period of FY 1997, a decrease of $1.1 million. As a percent of sales, costs decreased as a result of improved food margins and decreased labor costs.

General and Administrative - General and administrative costs and expenses were $2.0 million, or 6.8% of sales, for the first quarter of FY 1998 as compared to $1.5 million, or 5.4% of sales on a proforma basis for the same period of FY 1997, an increase as a percent of sales as a result of costs and expenses associated with operating I.C.H. Corporation as a stand alone public company as explained above and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $1.4 million, or 4.4% of sales in the first quarter of FY 1998 as compared to $1.3 million, or 4.6% of sales on a proforma basis in the same period of FY 1997.

Other - Other expenses of $247 in the first quarter of FY 1998 relate to the costs of operating Perry Park.

Interest Expense - Interest expense was $1.4 million in the first quarter of FY 1998 as compared to $1.4 million on a proforma basis in the same period of FY 1997.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition and the funding of capital expenditures. As of March 31, 1998, the Company had outstanding indebtedness for borrowed money of $33.6 million under a term facility with Atherton

Capital Incorporated ("Atherton"). The term facility has a weighted-average maturity of 12.5 years and bears interest at 10.63%. The term facility requires monthly payments of principal and interest, is collatoralized by substantially all of the restaurant equipment owned by Sybra, and imposes certain financial restrictions and covenants.

The Company's primary source of liquidity during the quarter ended March 31, 1998 was the operation of the restaurants owned by Sybra.

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

On February 1, 1998, the Company acquired eight stores and the management of a ninth store located in Sacramento, California through a wholly-owned subsidiary. The aggregate purchase price was $650 and 20,000 warrants to purchase common stock of the Company at an exercise price of $5 per common share which resulted in goodwill of $580. The Company financed $325 of the acquisition price with the former owner.


CAPITAL LOSS CARRY FORWARD

On April 25, 1997, the Company sold its interest in the stock of Bankers Multiple Line Insurance Company which generated a significant tax loss (see Note 3 of Notes to Consolidated Financial Statements). Due to limitations pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the capital loss carry forward due to the uncertainty of its existance and realizability.


CAPITAL EXPENDITURES

The Company's capital expenditures were $2.0 million for the three months ended March 31, 1998 which includes new store development as well as store maintenance, store remodel and store renovation capital expenditures. The Company anticipates that Sybra's store maintenance, store remodel and store renovation capital expenditures in 1998 (which excludes new store development capital expenditures) will approximate $2.5 million. The level of capital expenditures for new store development and acquisitions will be dependent upon several factors, including the number of stores constructed and/or acquired as well as the capital structure of any such transactions.

ITEM 5. OTHER INFORMATION
-------------------------

    On April 15, 1998, Sybra, Inc. acquired one operating Arby's restaurant, as well as sites for the development of two additional Arby's restaurants, all located in Southern New Jersey, contiguous to Sybra's Eastern region. The total purchase price of the acquisition, which includes two leased properties and fee ownership of one property, was approximately $1.35 million, of which approximately $650 was financed through a sale/leaseback transaction.

    On May 1, 1998, Sybra, Inc. acquired four operating Arby's restaurants located in Michigan, within Sybra's Northern region. The total purchase price of the acquisition, which includes two leased properties and fee ownership of two properties, was approximately $4.8 million, of which approximately $3.9 million was financed through sale/leaseback transactions and leasehold mortgage and equipment financing.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) The following exhibits are filed herewith:

Exhibit No.   Exhibit Title
-----------   -------------
10.21         Asset Purchase Agreement, dated as of
              February 18, 1998, between Sybra, Inc. and
              RGS Enterprises of New Jersey, Inc.

10.22         Asset Purchase Agreement, dated as of
              February 19, 1998, among Sybra, Inc.,
              Wolverine Food Systems, Inc. and
              Wolverine Properties, G.P.

27.1          Financial Data Schedule


(b) Reports on Form 8-K

    A Report on Form 8-K, dated February 10, 1998, was filed by the Company during the quarter ended March 31, 1998. Items 5 and 7 were reported thereon.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 1998

                                                        I.C.H. Corporation


                                                        By: /s/ James R. Arabia
                                                            -------------------
                                                        James R. Arabia
                                                        Chairman and Chief
                                                        Executive Officer



                                                        By: /s/David A. Brainard
                                                            --------------------
                                                        David A. Brainard
                                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                                                 Exhibit Title
--------------------------------------------------------------------
10.21         Asset Purchase Agreement, dated as of
              February 18, 1998, between Sybra, Inc. and
              RGS Enterprises of New Jersey, Inc.

10.22         Asset Purchase Agreement, dated as of
              February 19, 1998, among Sybra, Inc.,
              Wolverine Food Systems, Inc. and
              Wolverine Properties, G.P.

27            Financial Data Schedule