Form 10-Q
period 1998-06-30
ICH CORP /DE/
filed 1998-08-13
CIK 49588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXHANGE ACT OF 1934


For the quarter ended June 30, 1998           Commission file number 1-7697


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


            9255 Towne Centre Drive, Suite 600, San Diego, California 92121
            ---------------------------------------------------------------
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

                               Yes _X_     No ___


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No___

Number of shares of common stock outstanding on June 30, 1998:      2,910,884*.
                                                                     -----------

*Assumes full conversion of all remaining outstanding shares of common stock and preferred stock of pre-reorganized I.C.H. Corporation. See Note 5 of Notes to consolidated financial statements.

                       I.C.H. CORPORATION and SUBSIDIARIES

                                      Index

                                                                            Page
                                                                          Number
                                                                          ------
Part I.  Financial Information

Item 1.  Financial Statements

           Consolidated Balance Sheets - December 31, 1997
           and June 30, 1998                                               2

           Consolidated Statements of Operations for the
           Three Months ended June 30, 1997
           and for the Three Months ended June 30, 1998                    3

           Consolidated Statements of Operations for the
           Six Months ended June 30, 1997 and for the
           Six Months ended June 30, 1998                                  4

           Consolidated Statements of Cash Flows for the
           Six Months ended June 30, 1997 and for the
           Six Months ended June 30, 1998                                  5

           Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12

Part II. Other Information                                                18
         Signatures                                                       20
         Exhibit Index                                                    21

                       I.C.H. CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                               December 31, 1997       June 30, 1998
                                                                        (Unaudited)
                                               -----------------     -------------------
ASSETS
Current Assets
   Cash and cash equivalents                        $  4,418              $  4,070
   Accounts receivable                                   530                    79
   Inventories                                         1,372                 1,538
   Deferred income taxes                               1,257                 1,137
   Other current assets                                1,565                 2,395
                                                    --------              --------
               Total current assets                    9,142                 9,219
Property and equipment, net                           24,696                27,112
Intangible assets, net                                39,470                44,087
Other assets                                           1,956                 1,441
                                                    --------              --------
               Total assets                         $ 75,264              $ 81,859
                                                    ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                 $  2,741              $  3,618
   Accrued liabilities                                 8,745                10,284
   Current portion of long-term debt                   1,714                 3,714
   Current portion of capital lease obligation           948                   948
                                                    --------              --------
               Total current liabilities              14,148                18,564

Non-current liabilities:
   Long-term debt                                     44,718                46,150
   Long-term capital lease obligations                 2,699                 2,149
   Deferred income taxes                               1,908                 1,935
   Other liabilities                                     606                 1,026
                                                    --------              --------
               Total liabilities                      64,079                69,824

Stockholders' Equity:
   Preferred stock, $0.01 par value; 1,000,000
        authorized; none issued and outstanding
   Common stock, $0.01 par value; 9,000,000
        authorized; 2,573,084 outstanding                 24                    26
   Paid-in-capital                                    12,025                12,049
   Retained earnings (deficit)                          (864)                  (40)
                                                    --------              --------
   Total liabilities and stockholders' equity       $ 75,264              $ 81,859
                                                    ========              ========

                  The accompanying Notes are an integral part of the
                   Consolidated Financial Statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATION
                       (In thousands except share amounts)

                                    Predecessor        Company         Combined              Company
                                ----------------------------------------------------    -----------------
                                    For the one      For the two    For the three         For the three
                                    month ended     months ended     months ended         Months ended
                                  April 30, 1997    June 30, 1997   June 30, 1997         June 30, 1998
                                ----------------------------------------------------    -----------------
Revenues and other income:
 Restaurant sales                    $10,041          $18,533          $28,574               $30,850
 Real estate operations & other           12              401              413                   394
                                     -------          -------          -------               -------
  Total revenues                      10,053           18,934           28,987                31,244

Costs and expenses:
 Restaurant costs and expenses         8,567           15,374           23,941                25,402
 General and administrative              558              984            1,542                 1,899
 Depreciation and amortization           560            1,197            1,757                 1,327
 Real estate operations & other           --              328              328                   299
 Non-recurring/restructuring              --            1,256            1,256                    --
                                     -------          -------          -------               -------

Operating income (loss)                  368             (205)             163                 2,317

    Interest                             170            1,051            1,221                 1,439
                                     -------          -------          -------               -------

Income (loss) before taxes               198           (1,256)          (1,058)                  878

    Provision(benefit)for taxes          101             (461)            (360)                  347
                                     -------          -------          -------               -------

Net income (loss)                    $    97          $  (795)         $  (698)              $   531
                                     =======          =======          =======               =======

Net income (loss) per share:
        Basic                                         $ (0.28)                               $  0.18
        Diluted                                       $ (0.28)                               $  0.17

Weighted-average common shares
outstanding (see note)
        Basic
        Diluted                                      2,793,550                             2,910,884
                                                     2,793,550                             3,195,000

               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands except share amounts)

                                    Predecessor        Company         Combined              Company
                                ----------------------------------------------------    -----------------
                                   For the four      For the two     For the six           For the six
                                   months ended     months ended     months ended         Months ended
                                  April 30, 1997    June 30, 1997   June 30, 1997         June 30, 1998
                                ----------------------------------------------------    -----------------
Revenues and other income:
 Restaurant sales                    $37,868           $18,533         $ 56,401             $59,186
 Real estate operations & other           48               401              449                 752
                                     -------           -------         --------             -------
 Total revenues                       37,916            18,934           56,850              59,938

Costs and expenses:
 Restaurant costs and expenses        32,006            15,374           47,380              48,759
 General and administrative            2,212               984            3,196               3,856
 Depreciation and amortization         2,006             1,197            3,203               2,598
 Real estate operations & other           --               328              328                 546
 Non-recurring/restructuring              --             1,256            1,256                  --
                                     -------           -------         --------             -------

Operating income (loss)                1,692              (205)           1,487               4,179

  Interest                               638             1,051            1,689               2,805
                                     -------           -------         --------             -------
Income (loss) before taxes             1,054            (1,256)            (202)              1,374
  Provision (benefit) for taxes          434              (461)             (27)                550
                                     -------           -------         --------             -------
Net income (loss)                    $   620           $  (795)        $   (175)            $   824
                                     =======           =======         ========             =======

Net income (loss) per share:
        Basic                                          $ (0.28)                             $  0.29
        Diluted                                        $ (0.28)                             $  0.27

Weighted-average common shares
outstanding (see note)
        Basic
        Diluted                                      2,793,550                            2,852,200
                                                     2,793,550                            3,037,000

               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                       (In thousands except share amounts)

                                                                             Predecessor              Company
                                                                         --------------------   ---------------------
                                                                            For the Period         For the six
                                                                           Feb 19, 1997 thru       months ended
                                                                            June 30, 1997         June 30, 1998
                                                                         --------------------   ---------------------
Cash flows from operating activities:
Net income (loss)                                                               $   (897)             $   824
Adjustments to reconcile net income (loss) to cash
  from operating activities:
         Depreciation and amortization                                             1,210                2,598
         Deferred income taxes                                                       660                  147
Changes in current assets and liabilities:
         Accounts receivable                                                       1,011                  451
         Inventories                                                                 132                 (166)
         Accounts payable and accrued expenses                                     1,625                2,416
         Other, net                                                                 (619)                (830)
                                                                                --------              -------
              Net cash provided by oeprating activities                            3,122                5,440
                                                                                --------              -------

Cash flows from investing activities:
         Capital expenditures                                                       (401)              (4,962)
         Proceeds from disposition of property and equipment                       5,000                  718
         Acquisition of  restaurant properties                                   (13,614)              (5,387)
         Other, net                                                                   --                  935
                                                                                --------              -------
              Net cash provided (used) by investing activities                    (9,015)              (8,696)
                                                                                --------              -------

Cash flows from financing activities:
         Repayment on credit agreement                                           (23,772)                  --
         Proceeds from issuance of long-term debt, net of expenses                33,934                4,325
         Repayment of long-term debt and capital lease obligations                  (503)              (1,443)
         Other, net                                                                 (427)                  26
                                                                                --------              -------
              Net cash provided (used) by financing activities                     9,232                2,908
                                                                                --------              -------

Net change in cash and cash equivalents                                            3,339                 (348)
Cash and cash equivalents at beginning of period                                     500                4,418
                                                                                --------              -------
Cash and cash equivalents at end of period                                      $  3,839              $ 4,070
                                                                                ========              =======

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

Organization

I.C.H. Corporation is the post-reorganization successor to ICH Corporation ("Old ICH"). Old ICH, together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 on October 10, 1995. The Company's plan of reorganization (the "Reorganization Plan") was confirmed February 7, 1997 and became effective on February 19, 1997 (the "Effective Date"). Until its acquisition of Sybra, Inc. (see Note 2), the Company had no significant business operations. As a result, revenues, operating loss and cash flows for the Company for the period from February 19, 1997 to April 30, 1997 have been reflected in the six-month period ended June 30, 1997.

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

Business and Presentation

The accompanying Consolidated Financial Statements labeled "Company" include the accounts of the Company and its wholly-owned subsidiaries, principally Sybra, Inc. ("Sybra"). All significant intercompany accounts and transactions have been eliminated. Sybra currently operates a chain of 177 fast food restaurants as a franchisee of Arby's, Inc. ("Arby's") clustered in five regions, primarily in Texas, Michigan, Pennsylvania, Florida and California. As of June 30, 1998, another subsidiary operated a golf course and real estate development in Kentucky.

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

Significant Accounting Policies

Fiscal Year. The Company operates on a calendar year basis. Sybra, however, uses a 52/53 week fiscal year ending on the last Saturday of the year. Accordingly, the accompanying financial statements include Sybra's results for the periods ended June 28, 1997 and June 27, 1998.

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

Goodwill is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for the restaurants as a group. The Company believes that no material impairment of goodwill exists at June 30, 1998.

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

Current Assets                                                        $   3,428
Franchise rights                                                          3,865
Other intangibles, excluding goodwill                                     8,299
Goodwill                                                                 28,159
Tangible assets                                                          20,342
Liabilities assumed                                                     (48,479)
                                                                      ----------
Purchase price                                                        $  15,614
                                                                      ==========

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)

NOTE 3. OLD ICH TRANSACTIONS

On April 25, 1997, the Company exercised its option pursuant to the Reorganization Plan, to sell all of the outstanding capital stock of Bankers Multiple Line Insurance Company ("BML"), a property and casualty insurer licensed in all fifty states, for its carrying value of $5,000. In March 1997, the Company received $2,790 in satisfaction of a receivable related to the Reorganization Plan.

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following as of:

                                                            December 31, 1997              June 30, 1998
                                                         ------------------------      ---------------------
     Term loan, 10.63%, payable monthly
             through 2012                                               $ 33,984                   $ 33,135
     Loan, 14.40%                                                          9,000                      9,000
     Acquisition indebtedness due in 1999                                  2,000                      2,000
     Other                                                                 1,448                      5,729
                                                         ------------------------      ---------------------
                                                                          46,432                     49,864
     Less:  current portion                                                1,714                      3,714
                                                         ------------------------      ---------------------
     Total                                                              $ 44,718                   $ 46,150
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

The loan agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants. As of June 30, 1998, the Company was in compliance with all such covenants. As a result of sale/leaseback transactions completed immediately before its acquisition by the Company, Sybra received $9,000 as a loan. The loan element of the transaction carries an interest rate of approximately 14.40% and may be repaid at any time without penalty. If not repaid in full earlier, the loan amortizes over 20 years. The Company currently intends on refinancing this loan prior to fiscal 2000.

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

At June 30, 1998, long-term debt had a fair value that approximates the carrying value.

On February 1, 1998, the Company incurred $325 in financing indebtedness related to its' acquisition of eight stores in California. The debt carries an interest rate of 10%, amortizes over ten years and conatins covenants and restrictions customary for transactions of this type.

NOTE 5. EQUITY AND EARNINGS PER COMMON SHARE

Given the stock conversion provisions of the Reorganization Plan, the Company has not determined and cannot currently determine the ultimate number of shares of common stock that will be issued upon completion of the stock conversion. However, based on the number of outstanding shares of Old ICH Stock on the Effective Date, and after considering nominal shareholders of record and shares which were exchanged for cash under the provisions of the Reorganization Plan, the Company estimates that a maximum of approximately 2,910,884 shares of the Company's common stock could be issued, although the amount could be lower if all shares are not exchanged prior to the end of the two-year period.

Although conservative, the Company has used the maximum 2,910,884 shares in computing earnings per share. As of June 30, 1998, 2,573,084 shares of common stock were outstanding.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents.

                                                Three months         Six months
                                                      ended            ended
                                                June 30, 1998      June 30, 1998
                                               --------------      --------------
Income for computation of basic earnings
      per share and diluted earnings per share       $ 531              $ 824
                                                      ====              =====
Weighted-average shares for computation
      of basic earnings per share
                                                     2,911              2,852
Incremental shares on assumed issuance
      and repurchase of stock options                  284                185
                                                     -----              -----
Weighted-average shares for computation of
      diluted earnings per share                     3,195              3,037
                                                     =====              =====
Basic earnings per share                             $0.18              $0.29
                                                     =====              =====
Diluted earnings per share                           $0.17              $0.27
                                                     =====              =====

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)

NOTE 6. PROFORMA CONDENSED STATEMENTS OF OPERATIONS DATA

Unaudited proforma statements of operations data for the six months ended June 30, 1997 reflect the Company's acquisition of Sybra using the purchase method of accounting as if the Sybra acquisition, which occurred on April 30, 1997, had occurred on January 1, 1997. As a result of the acquisition, the Company incurred acquisition debt of approximately $35 million and entered into sale/leaseback transactions on 61 of Sybra's restaurants which had been previously classified as owned, resulting in higher interest and rent expense.

                                             Three months          Six Months
                                                  ended              ended
                                             June 30, 1997       June 30, 1997
                                             -------------       -------------
      Revenues                                   $28,987            $56,850
      Costs and expenses:
            Restaurant costs and expenses         24,957             49,310
            General and administrative             1,544              3,196
            Depreciation and amortization          1,274              2,548
                                                 -------            -------
      Operating income                             1,212              1,796
      Interest expense                             1,373              2,746
                                                 -------            -------
      Loss before taxes                             (161)              (950)
      Income tax benefit                             (96)              (380)
                                                 -------            -------
      Net Loss                                   $   (65)           $  (570)
                                                 =======            =======

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

Restaurant costs and expenses include all direct costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation, casualty and general liability insurance costs. Advertising fees paid to AFA Service Corporation, a non-profit association of Arby's restaurant operators, to develop and prepare advertising materials and to undertake marketing research, are equal to 0.7% of restaurant sales. In addition, the Company operates its restaurants pursuant to licenses which require the Company to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 2.9% of the Company's restaurant sales). The royalty rate for new restaurants (currently 4%) will result in an increase in the Company's aggregate royalty rate as new Arby's restaurants are opened.

General and administrative expenses consist of corporate and regional office expenses, including executive and administrative compensation, office expenses, travel and professional fees.

RESULTS OF OPERATIONS

The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain expense and income items.

For purposes of the discussion below, the historical results of operations for the combined three month period and the combined six month period ended June 30, 1997, are not indicative of the results that would actually have been obtained if the Company's acquisition of Sybra had occurred on January 1, 1997. The Predecessor historical period does not give effect to, among other items, corporate expenses necessary to operate on a stand-alone basis. Such expenses include higher interest and rent expense, certain administrative services, tax compliance, treasury service, human resource administration and legal services.

The Predecessor unaudited proforma statement of operations data for the combined three month period and the combined six month period ended June 30, 1997 reflect the Company's acquisition of Sybra using the purchase method of accounting as if the acquisition, which occurred on April 30, 1997, had occurred on January 1, 1997. As a result of the acquisition, the Company incurred acquisition debt of approximately $35 million and entered into sale/leaseback transactions on 61 of Sybra's restaurants which had been previously classified as owned, resulting in higher interest and rent expense.

                                          Combined                  Company
                                         -----------               ---------
                                     Three Months Ended       Three Months Ended
                                       June 30, 1997             June 30, 1998
                                 --------------------------     --------------
                                 (Proforma)     (Historical)
Revenues                            100.0%          100.0%           100.0%
Expenses
    Restaurant costs & expenses      82.6            86.1             81.3
    General & administrative          5.3             5.3              6.1
    Depreciation & amortization       6.0             4.4              4.2
    Other                             5.5               -              1.0
                                   ------           ------           ------
Operating income                       .6             4.2              7.4
Interest expense                      4.2             4.7              4.6
                                   ------           ------           ------
Income (loss) before taxes           (3.6)            (.5)             2.8
Income tax (benefit) expense         (1.2)            (.3)             1.1
                                   ------           ------           ------
Net income (loss)                    (2.4)            (.2)             1.7
                                   ======           ======           ======

Comparison of the Quarter Ended June 30, 1998 and the Quarter Ended June 30, 1997 on a Historical Basis

Revenues - Revenues were $31.2 million for the second quarter of FY 1998 as compared to $29.0 million for the same period of FY 1997, an increase of $2.3 million primarily as a result of two new store openings and eleven store acquisitions. Same store sales were flat for the period.

Restaurant Costs & Expenses - Restaurant costs and expenses were $25.4 million, or 81.3% of sales, for the second quarter of FY 1998 as compared to $23.9 million, or 82.6% of sales for the same period of FY 1997, an increase of $1.5 million. As a percent of sales, costs decreased as a result of improved food margins and decreased labor costs.

General and Administrative - General and administrative costs and expenses were $1.9 million, or 6.1% of sales, for the second quarter of FY 1998 as compared to $1.5 million, or 5.3% of sales for the same period of FY 1997, an increase of $357 as a result of costs and expenses associated with operating the Company as a stand alone public company, as explained above, and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $1.3 million, or 4.2% of sales in the second quarter of FY 1998 as compared to $1.8 million, or 6.0% of sales in the same period of FY 1997, a decrease of $437 as a result of the impact of the sale/leaseback of 61 properties related to the Sybra acquisition which were classified as owned in prior years.

Interest Expense - Interest expense was $1.4 million in the second quarter of FY 1998 as compared to $1.2 million in the same period of FY 1997, an increase of $218 as a result of debt incurred in connection with the Sybra acquisition.

Comparison of the Quarter Ended June 30, 1998 and the Quarter Ended June 30, 1997 on a Pro forma Basis

Revenues - Revenues were $31.2 million for the second quarter of FY 1998 as compared to $29.0 million for the same period of FY 1997, an increase of $2.3 million primarily as a result of two new store openings and eleven store acquisitions. Same store sales were flat for the period.

Restaurant Costs & Expenses - Restaurant costs and expenses were $25.4 million, or 81.3% of sales, for the second quarter of FY 1998 as compared to $25.0 million, or 86.1% of sales on a proforma basis for the same period of FY 1997, a decrease of $400. As a percent of sales, costs decreased as a result of improved food margins and decreased labor costs.

General and Administrative - General and administrative costs and expenses were $1.9 million, or 6.1% of sales, for the second quarter of FY 1998 as compared to $1.5 million, or 5.3% of sales on a proforma basis for the same period of FY 1997, an increase of $400 as a result of costs and expenses associated with operating the Company as a stand alone public company, as explained above, and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $1.3 million, or 4.2% of sales in the second quarter of FY 1998 as compared to $1.3 million, or 4.4% of sales on a proforma basis in the same period of FY 1997.

Interest Expense - Interest expense was $1.4 million in the second quarter of FY 1998 as compared to $1.4 million on a proforma basis in the same period of FY 1997.

                                            Combined                Company
                                           ----------               -------
                                        Six Months Ended         Six Months Ended
                                         June 30, 1997             June 30, 1998
                                   --------------------------    ----------------
                                   (Historical)    (Proforma)
Revenues                              100.0%          100.0%            100.0%
Expenses
    Restaurant costs & expenses        83.4            86.7              81.4
    General & administrative            5.6             5.6               6.4
    Depreciation & amortization         5.6             4.5               4.3
    Other                               2.8               -                .9
                                      ------         ------             -----
Operating income                        2.6             3.2               7.0
Interest expense                        3.0             4.9               4.7
                                      ------         ------             -----
Income (loss) before taxes              (.4)           (1.7)              2.3
Income tax (benefit) expense            (.1)            (.7)               .9
                                      ------         ------             -----
Net income (loss)                       (.3)           (1.0)              1.4
                                      ======         ======             =====

Comparison of the Six Months Ended June 30, 1998 and the Six Months Ended June 30, 1997 on a Historical Basis

Revenues - Revenues were $59.9 million for FY 1998 as compared to $56.9 million for the same period of FY 1997, an increase of $3.1 million primarily as a result of two new store openings and twenty-five store acquisitions net of same store sales being down 1.0% for the period. The decline in same store sales is attributable to a change in marketing strategy emphasizing brand quality and fewer discount price promotions which began in the third quarter of 1997.

Restaurant Costs & Expenses - Restaurant costs and expenses were $48.8 million, or 81.4% of sales, for FY 1998 as compared to $47.4 million, or 83.4% of sales for the same period of FY 1997, an increase of $1.4 million. As a percent of sales, costs decreased as a result of improved food margins and decreased labor costs.

General and Administrative - General and administrative costs and expenses were $3.9 million, or 6.4% of sales, for FY 1998 as compared to $3.2 million, or 5.6% of sales for the same period of FY 1997, an increase of $660 as a result of costs and expenses associated with operating the Company as a stand alone public company, as explained above, and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $2.6 million, or 4.3% of sales in FY 1998 as compared to $3.2 million, or 5.6% of sales in the same period of FY 1997, a decrease of $605 as a result of the impact of the sale/leaseback of 61 properties related to the Sybra acquisition which were classified as owned in prior years.

Interest Expense - Interest expense was $2.8 million in FY 1998 as compared to $1.7 million in the same period of FY 1997, an increase of $1.1 million as a result of debt incurred in connection with the Sybra acquisition.

Comparison of the Six Months Ended June 30, 1998 and the Six Months Ended June 30, 1997 on a Pro forma Basis

Revenues - Revenues were $59.9 million for FY 1998 as compared to $56.9 million for the same period of FY 1997, an increase of $3.1 million primarily as a result of two new store openings and twenty-five store acquisitions net of same store sales being down 1.0% for the period. The decline in same store sales is attributable to a change in marketing strategy emphasizing brand quality and fewer discount price prommotions which began in the third quarter of 1997.

Restaurant Costs & Expenses - Restaurant costs and expenses were $48.8 million, or 81.4% of sales, for FY 1998 as compared to $49.3 million, or 86.7% of sales on a proforma basis for the same period of FY 1997, a decrease of $551. As a percent of sales, costs decreased as a result of improved food margins and decreased labor costs.

General and Administrative - General and administrative costs and expenses were $3.9 million, or 6.4% of sales, for FY 1998 as compared to $3.2 million, or 5.6% of sales on a proforma basis for the same period of FY 1997, an increase of $700 as a result of costs and expenses associated with operating the Company as a stand alone public company, as explained above, and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $2.6 million, or 4.3% of sales in FY 1998 as compared to $2.5 million, or 4.5% of sales on a proforma basis in the same period of FY 1997.

Interest Expense - Interest expense was $2.8 million in FY 1998 as compared to $2.7 million on a proforma basis in the same period of FY 1997.

PERRY PARK RESORTS, INC.

See Item 5 - Other Information.

IMPACT OF THE YEAR 2000 ISSUES

Based on a recent assessment, the Company has determined that it will not have to modify or replace any of its software and that its computer systems will properly utilize dates beyond December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition and the funding of capital expenditures. As of June 30, 1998, the Company had outstanding indebtedness for borrowed money of $33.1 million under a term facility with Atherton Capital Incorporated. The term facility has a weighted-average maturity of 12.5 years and bears interest at 10.63%. The term facility requires monthly payments of principal and interest, is collatoralized by substantially all of the restaurant equipment owned by Sybra, and imposes certain financial restrictions and covenants.

The Company's primary source of liquidity during the quarter ended June 30, 1998 was the operation of the restaurants owned by its operating subsidiaries, including Sybra.

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

CAPITAL EXPENDITURES

The Company's capital expenditures were $5.0 million for the six months ended June 30, 1998 which includes new store development as well as store maintenance, store remodel and store renovation capital expenditures. The Company anticipates that Sybra's store maintenance, store remodel and store renovation capital expenditures in 1998 (which excludes new store development capital expenditures) will approximate $2.5 million. The level of capital expenditures for new store development and acquisitions will be dependent upon several factors, including the number of stores constructed and/or acquired as well as the capital structure of any such transactions.

ITEM 5. OTHER INFORMATION

On June 30, 1998, the Company acquired eleven operating Arby's restaurants, as well as one site for the development of an additional Arby's restaurant, all located within Sybra's Southwestern region. The total purchase price of the acquisition was approximately $4.1 million, of which approximately $3.9 million was financed through sale/leaseback transactions, equipment financing and the assumption of existing indebtedness.

On July 8, 1998, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, entered an order approving the settlement of the Company's claims against certain former officers, directors and advisors of Old ICH. Pursuant to the Reorganization Plan, these claims were retained as assets of the Company. Under the terms of the settlement agreement, the Company received $340,000 in cash as well as 67,652 shares of its own common stock from the settling parties. In addition, under the settlement agreement, one of the settling parties has agreed to provide the Company with discounted financial advisory services worth up to $150,000.

On July 31, 1998 the Company completed the sale of the Perry Park golf course and real estate development located in Owen County, in Kentucky to Par-Tee LLC, a Kentucky limited liability company, for $3.1 million in cash.

A recent change in the proxy rules of the Securities and Exchange Commission limits the circumstances under which the proxy voting card distributed by registered companies to their shareholders may permit those companies to cast the votes represented by the proxy voting cards in their sole discretion. As applied to the Company, the most important limitation is as follows: For proposals made by a shareholder at the 1999 annual meeting that were not properly submitted by the shareholder for inclusion in the Company's own proxy materials, the Company may vote proxies in its discretion about those proposals only if it has not received notice from the shareholder by March 10, 1999 at the latest that the shareholder intends to make those proposals at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

Exhibit No.   Exhibit Title
-----------   -------------
10.23         Asset Purchase Agreement, dated as of
              March 11, 1998, among Sybra, Inc.,
              Richard T. Morath, Toni F. Morath
              and certain affiliated Subchapter S
              Corporations.

10.24         I.C.H. Corporation Amended and
              Restated 1997 Employee Stock
              Option Plan.

27.1          Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 13, 1998

                                                        I.C.H. Corporation

                                                        By:/s/ James R. Arabia
                                                           -------------------
                                                        James R. Arabia
                                                        Chairman and Chief
                                                        Executive Officer


                                                        By:/s/ David A. Brainard
                                                           ---------------------
                                                        David A. Brainard
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                                 Exhibit Title
--------------------------------------------------------------------
10.23         Asset Purchase Agreement, dated as of
              March 11, 1998, among Sybra, Inc.,
              Richard T. Morath, Toni F. Morath
              and certain affiliated Subchapter S
              Corporations.

10.24         I.C.H. Corporation Amended and
              Restated 1997 Employee Stock Option
              Plan

27            Financial Data Schedule