Form 10-Q
period 1998-09-30
ICH CORP /DE/
filed 1998-11-13
CIK 49588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXHANGE ACT OF 1934

                    For the quarter ended September 30, 1998
                         Commission file number 1-7697


                               I.C.H. Corporation
              Exact name of Registrant as specified in its charter


              Delaware                                  43-6069928
              ----------------------------------------------------
          (State or other jurisdiction of              (IRS Employer
          incorporation or organization)            Identification No.)


         9255 Towne Centre Drive, Suite 600, San Diego, California 92121
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


    Registrant's telephone number, including area code:       (619) 587-8533
    ------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_     No ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No___

Number of shares of common stock outstanding on September 30, 1998:  2,911,000*.
                                                                     -----------
*Assumes full conversion of all remaining outstanding shares of common stock and preferred stock of pre-reorganized I.C.H. Corporation. See Note 5 of Notes to consolidated financial statements.

                       I.C.H. CORPORATION and SUBSIDIARIES

                                      Index


                                                                            Page
                                                                          Number
                                                                          ------

Part I.        Financial Information

Item 1.        Financial Statements

                  Consolidated Balance Sheets - December 31, 1997
                  and September 30, 1998                                     2

                  Consolidated Statements of Operations for the
                  Three Months ended September 30, 1997 and for
                  the Three Months ended September 30, 1998                  3

                  Consolidated Statements of Operations for the
                  Nine Months ended September 30, 1997 and for
                  the Nine Months ended September 30, 1998                   4

                  Consolidated Statements of Cash Flows for the
                  Nine Months ended September 30, 1997 and for
                  the Nine Months ended September 30, 1998                   5

                  Notes to Consolidated Financial Statements                 6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                12

Part II.       Other Information                                            18

               Signatures                                                   20

               Exhibit Index                                                21

                       I.C.H. CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        As of          As of
                                                    Decmeber 31,   September 30,
                                                         1997           1998
                                                       --------       -------
                                                                    (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                           $  4,418       $ 4,565
   Accounts receivable                                      530           432
   Inventories                                            1,372         1,588
   Deferred income taxes                                  1,257         1,137
   Other current assets                                   1,565         2,561
                                                       --------       -------

                     Total current assets                 9,142        10,283

Property and equipment, net                              24,696        25,579
Intangible assets, net                                   39,470        44,206
Other assets                                              1,956         3,296
                                                       --------       -------

                     Total assets                      $ 75,264       $83,364
                                                       ========       =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                    $  2,741       $ 3,506
   Accrued liabilities                                    8,745        10,223
   Current portion of long-term debt                      1,714         1,714
   Current portion of capital lease obligations             948           948
                                                       --------       -------

                     Total current liabilities           14,148        16,391


Non-current liabilities:
   Long-term debt                                        44,718        49,112
   Long-term capital lease obligations                    2,699         2,563
   Deferred income taxes - net                            1,908         1,070
   Other liabilities                                        606         1,329
                                                       --------       -------

                     Total liabilities                   64,079        70,465
                                                       --------       -------

Stockholders' Equity:
   Preferred stock, $0.01 par value; 1,000,000
       authorized; none issued and outstanding
   Common stock, $0.01 par value; 9,000,000
       authorized; 2,594,416 outstanding                     24            26
   Paid-in-capital                                       12,025        12,049
   Retained earnings (deficit)                             (864)          824
                                                       --------       -------
      Total stockholders' equity                         11,185        12,899
                                                       --------       -------
      Total liabilities and stockholders' equity       $ 75,264       $83,364
                                                       ========       =======

               The accompanying Notes are an integral part of the
                        Consolidated Financial Statements

                       I.C.H. CORPORATION and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                       (In thousands except share amounts)

                                                      For the three months ended
                                                            September 30,
                                                      ------------------------
                                                         1997          1998
                                                      ----------    ----------
Revenue and other income:
   Restaurant sales                                   $   26,224    $   33,190
   Other                                                     464           (16)
                                                      ----------    ----------
     Total Revenues                                       26,688        33,174

Cost and expenses:
  Restaurant costs and expenses                           21,819        27,649
  General and administrative                               1,641         2,133
  Depreciation and amortization                            1,633         1,157
  Other                                                      316            --
  Non-recurring/restructuring charges                        414            --
                                                      ----------    ----------

Operating income                                             865         2,235

  Interest expense                                         1,701         1,443
                                                      ----------    ----------

Income (loss) from continuing operations
  before income taxes                                       (836)          792

Provision (benefit) for income taxes                        (344)          316
                                                      ----------    ----------

Income (loss) from continuing operations                    (492)          476

Gain from sale of discontinued operations                     --           388
                                                      ----------    ----------

Net income (loss)                                     $     (492)   $      864
                                                      ==========    ==========

Income (loss) from continuing operations per share:
  Basic                                               $     (.18)   $      .17
  Diluted                                             $     (.18)   $      .15

Gain from discontinued operations per share:
  Basic
  Diluted                                             $       --    $      .13
                                                      $       --    $      .12
Net income (loss) per share:
  Basic                                               $     (.18)   $      .30
  Diluted                                             $     (.18)   $      .27

Weighted-average common shares
Outstanding (see note)
  Basic                                                2,793,550     2,911,000
  Diluted                                              2,793,550     3,148,000


               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                       (In thousands except share amounts)

                                                 Predecessor              Company                 Combined                 Company
                                                For the four         For the five             For the nine            For the nine
                                                months ended         months ended             months ended            Months ended
                                              April 30, 1997   September 30, 1997       September 30, 1997      September 30, 1998
                                              --------------   ------------------       ------------------      ------------------
Revenue and other income:
  Restaurant sales                               $    37,868          $    44,757                 $ 82,625                 $92,376
  Other                                                   48                  906                      954                     736
                                                 -----------          -----------                 --------                 -------
               Total Revenues                         37,916               45,663                   83,579                  93,112


Cost and expenses:
  Restaurant costs and expenses                       32,006               37,190                   69,196                  76,408
  General and administrative                           2,212                2,722                    4,934                   5,989
  Depreciation and amortization                        2,006                2,830                    4,836                   3,755
  Other                                                   --                  744                      744                     546
  Non-recurring/restructuring charges                     --                1,670                    1,670                      --
                                                 -----------          -----------                 --------                 -------

Operating income                                       1,692                  507                    2,199                   6,414

Interest expense                                         638                2,752                    3,390                   4,248
                                                 -----------          -----------                 --------                 -------

Income (loss) from continuing operations
  before income taxes                                  1,054               (2,245)                  (1,191)                  2,166

Provision (benefit) for income taxes                     434                 (859)                    (425)                    866
                                                 -----------          -----------                 --------                 -------

Income (loss) from continuing operations                 620               (1,386)                    (766)                  1,300

Gain from sale of discontinued operations                 --                   --                       --                     388
                                                 -----------          -----------                 --------                 -------

Net Income (loss)                                $       620          $    (1,386)                $   (766)                $ 1,688
                                                 ===========          ===========                 ========                 =======

Income (loss) from continuing
operations
per share:                                                                                        $   (.27)                $   .45
  Basic                                                                                           $   (.27)                $   .42
  Diluted

Gain from discontinued operations per
share:                                                                                            $     --                 $   .14
  Basic                                                                                           $     --                 $   .13
  Diluted

Net income (loss) per share:
  Basic                                                                                           $   (.27)                $   .59
  Diluted                                                                                         $   (.27)                $   .55

Weighted-average common shares
outstanding (see note)
  Basic                                                                                          2,793,550               2,881,000
  Diluted                                                                                        2,793,550               3,083,000

               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In Thousands)

                                                                  Combined         Company
                                                                ------------     ------------

                                                                For the nine     For the nine
                                                                months ended     months ended
                                                                September 30,    September 30,
                                                                     1997            1998
                                                                ------------     ------------
Cash flows from operating activities:
Net income (loss)                                                 $  (766)        $ 1,688
Gain from sale of subsidiary                                           --            (388)
Adjustments to reconcile net income (loss) to cash
   from operating activities:
      Depreciation and amortization                                 4,836           3,856
      Deferred income taxes                                         4,414             147
Changes in current assets and liabilities:
      Accounts receivable                                             948              30
      Inventories                                                     224            (216)
      Accounts payable and accrued expenses                        (2,594)          2,805
      Other, net                                                     (210)         (1,096)
                                                                  -------         -------

             Net cash provided by operating activities              6,852           6,826
                                                                  -------         -------

Cash flows from investing activities:
      Capital expenditures                                         (3,449)         (8,089)
      Proceeds from disposition of property and equipment          44,877             758
      Investment in Sybra, Inc. net of $886 cash acquired         (13,614)             --
      Acquisition of restaurant properties                             --          (5,970)
      Sale of subsidiary                                            5,000           2,955
      Other, net                                                       --            (617)
                                                                  -------         -------

             Net cash provided (used) by investing activities      32,814         (10,963)
                                                                  -------         -------


Cash flows from financing activities:
      Proceeds from issuance of long-term debt, net                33,984           6,195
      Repayment of long-term debt and capital
      lease obligation                                             (2,698)         (1,937)
      Repayment of debt to former owner of Sybra, Inc             (23,772)             --
      Distribution to former Parent                               (46,079)             --
      Other, net                                                     (456)             26
                                                                  -------         -------

             Net cash provided (used) by financing activities     (39,021)          4,284
                                                                  -------         -------

Net changes in cash and cash equivalents                              645             147
Cash and cash equivalents at beginning of period                    2,794           4,418
                                                                  -------         -------

Cash and cash equivalents at end of period                        $ 3,439         $ 4,565
                                                                  =======         =======

               The accompanying Notes are an integral part of the
                        Consolidated Financial Statements

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)

NOTE 1. BUSINESS

Organization, Business and Summary of Significant Accounting Policies:

Preparation of Interim Financial Statements

The Consolidated Financial Statements of I.C.H. Corporation (the "Company") and Subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts have been reclassified from previous presentations. These Consolidated Financial Statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's latest annual report on Form 10-K.

Organization

I.C.H. Corporation is the post-reorganization successor to ICH Corporation ("Old ICH"). Old ICH, together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 on October 10, 1995. The Company's plan of reorganization (the "Reorganization Plan") was confirmed February 7, 1997 and became effective on February 19, 1997 (the "Effective Date"). Until its acquisition of Sybra, Inc. (see Note 2), the Company had no significant business operations. As a result, revenues, operating loss and cash flows for the Company for the period from February 19, 1997 to April 30, 1997 have been reflected in the nine-month period ended September 30, 1997.

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

Significant Accounting Policies

Fiscal Year. The Company operates on a calendar year basis. Sybra, however, uses a 52/53 week fiscal year ending on the last Saturday of the year. Accordingly, the accompanying financial statements include Sybra's results for the periods ended September 27, 1997 and September 26, 1998.

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

Acquired royalty rights, representing the fair value of favorable royalty rates of acquired franchises, are capitalized and amortized on a straight-line basis over 20 years or the remaining life of the franchise agreement, whichever is less.

Equity in operating leases, representing the estimated fair value of base rental rates, less the actual rental obligation, is amortized on a straight-line basis over 20 years or the remaining life of the lease including option periods, whichever is less.

Goodwill is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for the restaurants as a group. The Company believes that no material impairment of goodwill exists at September 30, 1998.

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

Earnings Per Share. In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of both basic and diluted earnings per share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period (see Note 5). Net earnings per common share for the Predecessor is not presented as the per share results are not meaningful due to the changes resulting from the acquisition of Sybra (see Note 2).

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

Current Assets                                           $  3,428
Franchise rights                                            3,865
Other intangibles, excluding goodwill                       8,299
Goodwill                                                   28,159
Tangible assets                                            20,342
Liabilities assumed                                       (48,479)
                                                         --------

Purchase price                                           $ 15,614
                                                         ========

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

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following as of:

                                      December 31, 1997      September 30, 1998
                                      -----------------      ------------------
Term loan, 10.63%, payable monthly
   through 2012                                 $33,984                 $33,198
Loan, 14.40%                                      9,000                   9,000
Acquisition indebtedness due in 1999              2,000                   2,000
Other                                             1,448                   6,628
                                                -------                 -------

                                                 46,432                  50,826
Less: current portion                             1,714                   1,714
                                                -------                 -------
Total                                           $44,718                 $49,112
                                                =======                 =======

Concurrently with the acquisition of Sybra, the Company entered into a loan agreement that provides, on an aggregate basis, a $35,000 fixed-rate term loan bearing interest at 10.63% with a weighted-average maturity of 12.5 years. The term loan is collateralized by substantially all of the restaurant equipment owned by Sybra. The proceeds of the term loan were used to fund the acquisition of Sybra and retire debt payable to Sybra's former parent assumed in the acquisition. The loan agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants. As of September 30, 1998, the Company was in compliance with all such covenants.

As an element of the sale/leaseback transactions completed immediately before Sybra's acquisition by the Company, Sybra received $9,000 as a loan. The loan element of the transaction carries an interest rate of approximately 14.40% and may be repaid at any time without penalty. If not repaid in full earlier than December 31, 1999, the loan amortizes over 20 years. The Company currently intends on refinancing this loan prior to fiscal 2000.

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)

At September 30, 1998, long-term debt had a fair value that approximates the carrying value.

NOTE 5. EQUITY AND EARNINGS PER COMMON SHARE

Given the stock conversion provisions of the Reorganization Plan, the Company has not determined and cannot currently determine the ultimate number of shares of common stock that will be issued upon completion of the stock conversion. However, based on the number of outstanding shares of Old ICH Stock on the Effective Date, and after considering nominal shareholders of record and shares which were exchanged for cash under the provisions of the Reorganization Plan, the Company estimates that a maximum of approximately 2,911,000 shares of the Company's common stock could be issued, although the amount could be lower if all shares are not exchanged prior to the end of the two-year period.

Although conservative, the Company has used the maximum 2,911,000 shares in computing earnings per share. As of October 30, 1998, 2,594,416 shares of common stock were outstanding.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents.

                                               Three months         Nine months
                                                  ended               ended
                                               September 30,       September 30,
                                                   1998                1998
                                               -------------       -------------
Income for computation of basic earnings
      per share and diluted earnings per share    $  864              $1,688
                                                  ======              ======


Weighted-average shares for computation
      of basic earnings per share                  2,911               2,881

Incremental shares on assumed issuance
      and repurchase of stock options                237                 202
                                                  ------              ------

Weighted-average shares for computation of
      diluted earnings per share                   3,148               3,083
                                                  ======              ======

Basic earnings per share                          $ 0.30              $ 0.59
                                                  ======              ======


Diluted earnings per share                        $ 0.27              $ 0.55
                                                  ======              ======

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)

NOTE 6. PROFORMA CONDENSED STATEMENTS OF OPERATIONS DATA

Unaudited proforma statements of operations data for the nine months ended September 30, 1997, before the $1.7 million charge taken during the period, reflect the Company's acquisition of Sybra using the purchase method of accounting as if the Sybra acquisition, which occurred on April 30, 1997, had occurred on January 1, 1997. As a result of the acquisition, the Company incurred acquisition debt of approximately $35 million and entered into sale/leaseback transactions on 61 of Sybra's restaurants which had been previously classified as owned, resulting in higher interest and rent expense.

                                                           Nine Months
                                                              ended
                                                       September 30, 1997
                                                       ------------------
          Revenues                                          $ 83,579
          Costs and expenses:
              Restaurant costs and expenses                   71,156
              General and administrative                       4,837
              Depreciation and amortization                    4,181
              Other                                              744
                                                            --------

          Operating income                                     2,661
          Interest expense                                     4,447
                                                            --------

          Loss before taxes                                   (1,786)
          Income tax benefit                                    (724)
                                                            --------

          Net Loss                                          $ (1,062)
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

For purposes of the discussion below, the historical results of operations for the combined nine month period ended September 30, 1997, are not indicative of the results that would actually have been obtained if the Company's acquisition of Sybra had occurred on January 1, 1997. The Predecessor historical combined nine month period ended September 30, 1997 does not give effect to, among other items, corporate expenses necessary to operate on a stand-alone basis. Such expenses include higher interest and rent expense, certain administrative services, tax compliance, treasury service, human resource administration and legal services.

The Predecessor unaudited proforma statement of operations data for the combined nine month period ended September 30, 1997 reflect the Company's acquisition of Sybra using the purchase method of accounting as if the acquisition, which occurred on April 30, 1997, had occurred on January 1, 1997. As a result of the acquisition, the Company incurred acquisition debt of approximately $35 million and entered into sale/leaseback transactions on 61 of Sybra's restaurants which had been previously classified as owned, resulting in higher interest and rent expense.

                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                         1997              1998
                                                        -----             -----
Revenues                                                100.0%            100.0%
Expenses
     Restaurant costs & expenses                         81.8              83.3
     General & administrative                             6.1               6.4
     Depreciation & amortization                          6.1               3.6
     Other                                                1.2                --
     Non occurring/restructuring charge                   1.6                --
                                                        -----             -----

Operating income                                          3.2               6.7
Interest expense                                          6.3               4.3
                                                        -----             -----

Income (loss) from continuing operations
  before taxes                                           (3.1)              2.4

Income tax (benefit) expense                             (1.3)              1.0
                                                        -----             -----

Income (loss) from continuing operations                 (1.8)              1.4

Gain from sale of discontinued operations                  --               1.2
                                                        -----             -----

Net income (loss)                                        (1.8)%             2.6%
                                                        =====             =====

Comparison of the Quarter Ended September 30, 1998 and the Quarter Ended September 30, 1997.

Revenues - Revenues were $33.2 million for the third quarter of FY 1998 as compared to $26.7 million for the same period of FY 1997, an increase of $6.5 million or 24.3% primarily as a result of two new store openings and eleven store acquisitions. Same store sales increased 10% for the period.

Restaurant Costs & Expenses - Restaurant costs and expenses were $27.6 million, or 83.3% of sales, for the third quarter of FY 1998 as compared to $21.8 million, or 81.8% of sales for the same period of FY 1997, an increase of $5.8 million. As a percent of sales, costs increased as a result of higher labor costs due to increased store manager incentive bonuses from improved store performance.

General and Administrative - General and administrative costs and expenses were $2.1 million, or 6.4% of sales, for the third quarter of FY 1998 as compared to $1.6 million, or 6.1% of sales for the same period of FY 1997, an increase of $492 as a result of costs and expenses associated with operating the Company as a stand alone public company, as explained above, and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $1.2 million, or 3.6% of sales in the third quarter of FY 1998 as compared to $1.6 million, or 6.1% of sales in the same period of FY 1997.

Interest Expense - Interest expense was $1.4 million in the third quarter of FY 1998 as compared to $1.7 million in the same period of FY 1997, a decrease of $258.

The gain of $388 on the sale of a discontinued operation was related to the sale of Perry Park in July 1998 for approximately $3.1 million in cash. (See Capital Loss Carry Forward Section).

                                               Combined               Company
                                               --------               -------

                                           Nine Months Ended      Nine Months Ended
                                          September 30, 1997     September 30, 1998
                                          ------------------     ------------------
                                       (Historical)  (Proforma)
Revenues                                  100.0%       100.0%         100.0%
Expenses
     Restaurant costs & expenses           82.8         85.1           82.1
     General & administrative               5.9          5.8            6.4
     Depreciation & amortization            5.8          5.0            4.0
     Other                                  0.9          0.9            0.6
     Nonrecurring/restructuring             2.0           --             --
                                          -----        -----          -----

Operating income                            2.6          3.2            6.9
Interest expense                            4.0          5.3            4.6
                                          -----        -----          -----

Income (loss) before income taxes          (1.4)        (2.1)           2.3

Provision (benefit) income expense          (.5)         (.8)            .9
                                          -----        -----          -----

Income (loss) from continuing operations    (.9)        (1.3)           1.4

Gain from sale of discontinued operations    --           --             .4
                                          -----        -----          -----

Net Income (loss)                           (.9)%       (1.3)%          1.8%
                                          =====        =====          =====

Comparison of the Nine Months Ended September 30, 1998 and the Nine Months Ended September 30, 1997 on a Historical Basis

Revenues - Revenues were $93.1 million for FY 1998 as compared to $83.6 million for the same period of FY 1997, an increase of $9.5 million primarily as a result of two new store openings and twenty-five store acquisitions and same store sales increasing 2.7 for the period.

Restaurant Costs & Expenses - Restaurant costs and expenses were $76.4 million, or 82.1% of sales, for FY 1998 as compared to $69.2 million, or 82.8% of sales for the same period of FY 1997, an increase of $7.2 million. As a percent of sales, costs decreased as a result of improved food margins and decreased labor costs.

General and Administrative - General and administrative costs and expenses were $6.0 million, or 6.4% of sales, for FY 1998 as compared to $4.9 million, or 5.9% of sales for the same period of FY 1997, an increase of $1.1 million as a result of costs and expenses associated with operating the Company as a stand alone public company, as explained above, and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $3.8 million, or 4.0% of sales in FY 1998 as compared to $4.8 million, or 5.8% of sales in the same period of FY 1997, a decrease of $1.1 million as a result of the impact of the sale/leaseback of 61 properties related to the Sybra acquisition which were classified as owned in prior years.

Interest Expense - Interest expense was $4.2 million in FY 1998 as compared to $3.4 million in the same period of FY 1997, an increase of $858 as a result of debt incurred in connection with the Sybra acquisition.

Net gain from the sale of a subsidiary of $388 was related to the sale of Perry Park in July 1998 for approximately $3.1 million in cash. (See Capital Loss Carry Forward section)

Comparison of the Nine Months Ended September 30, 1998 and the Nine Months Ended September 30, 1997 on a Pro forma Basis

Revenues - Revenues were $93.1 million for FY 1998 as compared to $83.6 million for the same period of FY 1997, an increase of $9.5 million primarily as a result of two new store openings and twenty-five store acquisitions and same store sales increasing 2.7% for the period.

Restaurant Costs & Expenses - Restaurant costs and expenses were $76.4 million, or 82.1% of sales, for FY 1998 as compared to $71.2 million, or 85.1% of sales on a proforma basis for the same period of FY 1997, an increase of $5.3 million. As a percent of sales, costs decreased as a result of improved food margins and decreased labor costs.

General and Administrative - General and administrative costs and expenses were $6.0 million, or 6.4% of sales, for FY 1998 as compared to $4.9 million, or 5.9% of sales on a proforma basis for the same period of FY 1997, an increase of $1.2 million as a result of costs and expenses associated with operating the Company as a stand alone public company, as explained above, and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $3.8 million, or 4.0% of sales in FY 1998 as compared to $4.2 million, or 5.0% of sales on a proforma basis in the same period of FY 1997.

Interest Expense - Interest expense was $4.2 million in FY 1998 as compared to $4.4 million on a proforma basis in the same period of FY 1997.

IMPACT OF THE YEAR 2000 ISSUES

Based on a recent assessment, the Company has determined that it will not have to modify or replace any of its software and that its computer systems will properly utilize dates beyond December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition and the funding of capital expenditures. As of September 30, 1998, the Company had outstanding indebtedness for borrowed money of $33.2 million under a term facility with Atherton Capital Incorporated. The term facility has a weighted-average maturity of 12.5 years and bears interest at 10.63%. The term facility requires monthly payments of principal and interest, is collatoralized by substantially all of the restaurant equipment owned by Sybra, and imposes certain financial restrictions and covenants.

The Company's primary source of liquidity during the quarter ended September 30, 1998 was the operation of the restaurants owned by its operating subsidiaries, including Sybra.

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

On July 8, 1998, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, entered an order approving the settlement of the Company's claims against certain former officers, directors and advisors of Old ICH. Pursuant to the Reorganization Plan, these claims were retained as assets of the Company. Under the terms of the settlement agreement, the Company received $340 in cash as well as $271 in cash from the proceeds of the sale of 67,652 shares of its own common stock which were surrendered to the Company by the settling parties pursuant to the settlement agreement. In addition, under the settlement agreement, one of the settling parties has agreed to provide the Company with discounted financial advisory services worth up to $150,000.

On July 31, 1998 the Company completed the sale of the Perry Park golf course and real estate development located in Owen County, in Kentucky to Par-Tee LLC, a Kentucky limited liability company, for $3.1 million in cash resulting in a gain of $388. The gain from discontinued operations of $388 included a gain from the recording of a tax deferred asset of $719. (See Capital Loss Carry Forward section)

On September 8, 1998, Sybra executed a sale/leaseback financing commitment with CNL Fund Advisors, Inc. to finance up to $20 million of properties to be developed and operated by Sybra. The commitment letter expires on February 25, 2000.


CAPITAL LOSS CARRY FORWARD

On April 25, 1997, the Company sold its interest in the stock of Bankers Multiple Line Insurance Company which generated a significant tax loss (see Note 3 of Notes to Consolidated Financial Statements). Due to limitations pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the capital loss carry forward due to the uncertainty of its existence and realizability.

The gain from the sale of a discontinued operation of $388 was related to the sale of Perry Park in July 1998 for approximately $3.1 million in cash. The gain from discontinued operations included a reduction in the valuation allowance previously recorded against a deferred tax asset specifically related to the difference in the book and tax basis of this asset.

CAPITAL EXPENDITURES

The Company's capital expenditures were $8.1 million for the nine months ended September 30, 1998 which includes new store development as well as store maintenance, store remodel and store renovation capital expenditures. The Company anticipates that Sybra's store maintenance, store remodel and store renovation capital expenditures in 1998 (which excludes new store development capital expenditures) will approximate $2.5 million. The level of capital expenditures for new store development and acquisitions will be dependent upon several factors, including the number of stores constructed and/or acquired as well as the capital structure of any such transactions.


ITEM 5. OTHER INFORMATION

The Company has entered into an asset purchase agreement, dated as of August 14, 1998 and amended as of October 6, 1998, with Lyon's Restaurants, Inc. ("Lyon's") for the purchase of up to 77 full-service family dining restaurants, located primarily in northern California and doing business under the "Lyon's" name, for $22.6 million. The assets to be purchased include substantially all of Lyon's tangible and intangible assets, including the Lyon's trademark and certain related marks, as well as Lyon's leasehold interests, real estate improvements, restaurant equipment and related assets. Of the total $22.6 million purchase price, up to $16.5 million is to be financed by USRP (Finance), LLC through leasehold mortgage and equipment financing, while the balance of the purchase price will come from the Company's working capital. The Company currently anticipates that the proposed acquisition will occur in December 1998, although no assurances can be given.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

Exhibit No.           Exhibit Title
-----------           -------------

10.25 Asset Purchase Agreement, dated as of August 14, 1998, among Lyon's of California, Inc., I.C.H. Corporation and Lyon's Restaurants, Inc.

10.26 Amendment to Asset Purchase Agreement, dated as of October 6, 1998, among Lyon's of California, Inc., I.C.H. Corporation and Lyon's Restaurants, Inc.

27.1                  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 13, 1998

                                           I.C.H. Corporation

                                                       By: /s/ James R. Arabia
                                                       -----------------------

                                                       James R. Arabia
                                                       Chairman and Chief
                                                       Executive Officer

                                                       By: /s/ David A. Brainard
                                                       -------------------------

                                                       David A. Brainard
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                                     Exhibit Title
-------                                                    -------------

10.25      Asset Purchase Agreement, dated as
           of August 14, 1998, among Lyon's of
           California, Inc., I.C.H. Corporation
           and Lyon's Restaurants, Inc.

10.26      Amendment to Asset Purchase Agreement,
           dated as of October 6, 1998, among
           Lyon's of California, Inc., I.C.H.
           Corporation and Lyon's Restaurants, Inc.

27         Financial Data Schedule