Form 10-K
period 1998-12-31
ICH CORP /DE/
filed 1999-03-31
CIK 49588

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                         Commission File Number: 1-7697

                               I.C.H. Corporation
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                              43-6069928
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)


9255 Towne Centre Drive, Suite 600, San Diego, CA                         92121
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:  (619) 587-8533

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

               Yes     (X)                       No     ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 26, 1999 was $17,167,615, based on the closing price of the Common Stock as provided by the American Stock Exchange on March 26, 1999.

As of March 26, 1999, there were outstanding 2,821,582 shares of the Registrant's Common Stock, par value $0.01 per share.

ITEM 1.  BUSINESS
-----------------

GENERAL

I.C.H. Corporation ("ICH", and together with its operating subsidiaries, the "Company"), a Delaware corporation, owns and operates quick-service restaurants under the Arby's name as well as full-service family dining restaurants under the Lyon's name through its wholly-owned subsidiaries. The Company operates its Arby's restaurant units as a franchisee of, and pursuant to license agreements with Arby's, Inc., the franchisor of the Arby's brand. The Company owns the Lyon's brand and all related trademarks and goodwill.

The Company's principal executive offices are located at 9255 Towne Centre Drive, San Diego, California 92121, and its telephone number is (619) 587-8533.

On April 30, 1997, the Company acquired all of the outstanding capital stock of Sybra, Inc. ("Sybra"), the second largest franchisee of Arby's restaurants. The aggregate purchase price was approximately $39.8 million which included the repayment of $23.7 million of Sybra indebtedness and an additional $2 million of acquisition indebtedness due to the seller within two years. Concurrently with the Company's acquisition of Sybra, Sybra entered into a sale/leaseback transaction on 61 of its restaurant sites with U.S. Restaurant Properties, Inc. ("USRP"). As of December 31, 1998, Sybra owned and operated 181 Arby's restaurants located primarily in Michigan, Texas, Pennsylvania, New Jersey, Florida and California.

On July 31, 1998, the Company sold its Perry Park golf course and real estate development, located in Owentown, Kentucky, for $3.1 million in cash.

On December 14, 1998, the Company acquired substantially all of the assets of the Lyon's restaurant chain, through a newly-formed wholly-owned subsidiary, Lyon's of California, Inc. ("Lyon's"). The aggregate purchase price was approximately $22.6 million, of which $16.5 million was financed by USRP (Finance) LLC. Lyon's owns and operates a chain of 73 full-service family dining restaurants located in northern California and Oregon.

The Company is the post-reorganization successor to ICH Corporation ("Old ICH") which emerged from Chapter 11 effective February 19, 1997. See Note 1 to the Consolidated Financial Statements for additional information concerning the Chapter 11 case and related plan of reorganization of Old ICH.

BUSINESS STRATEGY

The Company's overall business strategy is to increase profitability through acquisitions and investments that, in the judgment of the Company's management, create value for shareholders.

Currently, the Company's primary focus is to expand its operations through the acquisition and construction of additional Arby's restaurants, as well as improving the profitability, quality of operations and competitive position of its existing Arby's and Lyon's restaurants. In addition, the Company will consider the acquisition of operating restaurants and/or restaurant chains other than Arby's and Lyon's which, in the judgment of the Company's management, can ultimately increase the Company's profitability and create value for its shareholders.

The Company believes that certain of the markets in which it currently operates Arby's restaurants are underserved, and will thus provide opportunities for acquisition or construction of new restaurants to further penetrate those existing markets, as well as markets in which the Company has been granted exclusive development rights by the franchisor. In addition, the Company believes that the size of the nationwide Arby's restaurant system will continue to present opportunities for selective growth through acquisitions.

Consistent with the Company's strategy of expanding its operations through the acquisition of existing Arby's restaurants, Sybra acquired a total of 25 operating Arby's restaurants during 1998.

To implement the Company's strategy of expanding through the construction and development of new Arby's restaurants, Sybra has entered into a development agreement with Arbys, Inc., the franchisor of Arby's restuarants, which requires Sybra to construct a total of 210 new Arby's restaurants over ten years (the "Development Agreement"). This agreement supersedes a prior agreement which required the development of 150 new restaurants during the same time period. The Development Agreement grants Sybra the exclusive right to build Arby's restaurants in certain areas, primarily in certain northeast markets in Pennsylvania, Washington D.C., Maryland and New Jersey, as well as the exclusive right to build Arby's restaurants in and around the Detroit and Dallas/Fort Worth markets.

Sybra opened a total of eight new Arby's restaurants during 1998 (not including the 25 restaurants which were acquired in 1998), exceeding the 1998 annual minimum opening requirement of six restaurants set out in the Development Agreement. During the first quarter of 1999, Sybra opened one new Arby's restaurant. The number of Arby's restaurants opened in the future may vary depending upon general economic conditions, variability in the time required to obtain necessary permits, the availability of financing and the Company's ability to locate additional suitable restaurant sites. However management currently believes that Sybra will, at a minimum, meet its annual requirement under the Development Agreement (12 restaurants) for 1999.

As part of the Company's overall strategy of improving the quality of operations of its existing Arby's and Lyon's restaurants, the Company closely monitors factors affecting the overall profitability of its restaurant operations as well as the profitability of individual restaurants. During 1998, the Company believes it has made improvements in several factors bearing on the overall profitability of its restaurant operations, including reductions in labor and general and administrative costs as a percentage of sales, and increased efficiencies in marketing and advertising. During 1998, the Company also closed two restaurants due to unprofitability.


RESTAURANT OPERATIONS

The Company conducts its restaurant operations principally through two wholly-owned subsidiaries, Sybra, Inc. and Lyon's of California, Inc.

Sybra, Inc.
-----------

As of December 31, 1998, Sybra operated 181 Arby's restaurants as a franchisee of Arby's, Inc. 156 of those restaurants are free-standing units, with the remaining 25 restaurants located in shopping malls or as part of food courts within malls.

Menu

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

Site Selection

Site selection for new restaurants is made by Sybra's real estate and development department, subject to acceptance by the franchisor, Arby's, Inc. A typical market area will have a population base of at least 30,000 people within a three-mile radius. Within the potential market area, Sybra evaluates major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors which Sybra considers include visibility, convenience of access, proximity to direct competition, access to utilities, local zoning regulations and various other factors. Sybra's current business strategy is to locate new restaurants, whenever possible, on the grounds of or nearby to shopping centers.

Restaurant Layout and Operations

Sybra's Arby's restaurants (excluding mall and food court locations) typically range from 2,100 to 3,200 square feet, with a seating capacity of between 60 and 90 people and are typically open from 10 a.m. to 11 p.m., with some restaurants open for extended evening hours. Approximately 80% of Sybra's restaurants feature drive-thru windows.

Raw Materials

As an Arby's franchisee, Sybra complies with recipe and ingredient specifications provided by the franchisor, and purchases all food and beverage inventories and restaurant supplies from independent vendors. Arby's, Inc. does not sell food or supplies to its franchisees. Sybra and all other Arby's franchisees are members of ARCOP, Inc. ("ARCOP"), a non-profit cooperative purchasing organization. ARCOP facilitates negotiation of national contracts for food and distribution, taking advantage of the large purchasing requirements of the member franchisees. Since Arby's franchisees are not required to purchase any food products or supplies from Arby's, Inc., ARCOP facilitates control over food supply costs and avoids franchisor conflicts of interest.

Sybra purchases soft drink products from the Coca-Cola Company and its affiliates. In the Southwestern region, Dr. Pepper products are also purchased. Most other food items and supplies purchased by Sybra are warehoused and distributed by AmeriServe, an independent distributor.

Sybra has not experienced any significant shortages of food, beverages, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages and believes that alternate suppliers are available in the event such shortages occur.

Lyon's of California, Inc.
--------------------------

As of December 31, 1998, the Company owned and operated 73 full-service family dining restaurants operating under the "Lyon's" name and located in California and Oregon, through its wholly-owned subsidiary, Lyon's of California, Inc. The Lyon's restaurant chain was established in northern California more than 30 years ago, and enjoys nearly 100% brand name recognition in that area. Through its decades of continuous operation, the Lyon's chain has developed and retained a loyal customer base by offering its customers traditional American classic foods, sold at value price points and served in a friendly and relaxed environment. Because many of the Company's Lyon's restaurants have occupied their current locations for decades, they have become integral parts of the communities they serve and enjoy prime locations.

Menu

Each Lyon's restaurant offers a wide variety of traditional American classic foods served three full meals a day, together with desserts, fountain treats and alcoholic and non-alcoholic beverages. The Lyon's menu features such signature dishes as prime rib (three cut selections), fresh fish, steaks and "San Francisco" stir-fry. To accompany their entrees, Lyon's customers are offered their choice of any two homestyle side dishes from a selection that includes fresh mashed potatoes, creamed spinach, fresh vegetables, cole slaw, pasta salad, cornbread stuffing and others, and a variety of salads and appetizers. The dessert and fountain selections include pies and pastries as well as ice cream, espresso-based beverages and shakes. All Lyon's restaurants offer a full complement of beer, wine and other alcoholic beverages with meals. Some Lyon's restaurants also feature separate bar/lounge areas. This full selection of alcoholic beverages is unique to the segment in which the Lyon's restaurants operate and provides a significant brand differentiation and competitive advantage.

While committed to offering the freshest foods available, Lyon's also provides its customers with a significant dining value. Average checks for breakfast, lunch and dinner at Lyon's approximate $6.00, $7.60 and $8.70, respectively, with an overall average of $7.50.

Restaurant Layout and Operations

The Lyon's restaurants range in size from 3,600 to 8,200 square feet and 103 to 258 seats, and average approximately 5,100 square feet and 150 seats. The Company leases all of the Lyon's restaurants locations, and owns 16 of its restaurant buildings. Many of the Lyon's restaurants occupy high-visibility and high-traffic locations, near major thoroughfares, important intersections and shopping centers. The Company believes that these prime locations, many of which have operated under the Lyon's banner for decades, cannot be easily replicated by competing restaurant companies, and thus provide an important competitive advantage for Lyon's. 24 of the Lyon's restaurants operate 24 hours a day, while the remaining 49 restaurants are typically open from 6:00 a.m. to 12:00 p.m.

Raw Materials

Lyon's utilizes a centralized purchasing system to purchase its food, beverages and other supplies from a variety of vendors, and has well developed, long-term relationships with its key suppliers. Individual restaurant managers are able to place orders for required items directly with the appropriate suppliers, and orders are typically drop-shipped to each restaurant by the vendor. As a result, Lyon's is able to buy many of its products at costs that are among the lowest in the industry and is able to operate without a central warehouse. Lyon's has not experienced any significant shortages of food, beverages, equipment, fixtures or other products, which are necessary to restaurant operations. The Company anticipates no such shortages and believes that alternate suppliers are available in the event any such shortages occur.

FRANCHISE AND DEVELOPMENT AGREEMENTS

General
-------

Sybra operates all of its Arby's restaurants as a franchisee of Arby's, Inc. The Company owns the "Lyon's" brand and all related trademarks, service marks and goodwill.

Sybra's relationship with Arby's, Inc. is governed by (1) the Development Agreement, which grants the Company exclusive franchise territories and (2) unit franchise agreements (collectively, "Franchise Agreements"), one of which is executed in connection with the opening of each new Arby's restaurant. These agreements provide Arby's, Inc. with significant rights regarding Sybra's business operations.

Any acquisition by Sybra of an existing Arby's restaurant, or the development by Sybra of a new Arby's restaurant, requires the prior consent of Arby's, Inc.

Sybra is prohibited from operating, managing or having a controlling interest or a fifteen percent (15%) or greater interest in any competing business offering roast beef sandwiches for sale to consumers and located within the Protected Area (as defined in the appropriate Franchise Agreement) for each individual Arby's restaurant it operates.

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

Should Sybra fail to comply with the Development Agreement, Arby's, Inc. could terminate the exclusive nature of Sybra's franchises in such covered territory. In addition, certain events of default under a Franchise Agreement give Arby's, Inc. the right to terminate the franchise rights of the Sybra restaurant governed by such Franchise Agreement. A loss of development rights or, depending upon the aggregate number of restaurants affected, a loss of franchise rights, could have a material adverse effect on the Company.

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

Development Agreement
---------------------

Effective as of November 1, 1997, and as amended May 12, 1998, Sybra and Arby's, Inc. entered into a Development Agreement covering nine counties in the Harrisburg-Lancaster-Lebanon-York Dominant Marketing Area ("DMA"), two counties in the Detroit DMA, 12 counties in the Philadelphia DMA, three counties in the Dallas-Fort Worth DMA, seven counties in the Washington, D.C.-Hagerstown, MD DMA, and nine counties in the New York DMA as well as portions of Baltimore County, MD and Burlington County, NJ. Under the terms of the Development Agreement, Sybra has been granted exclusive rights to develop and operate Arby's restaurants within the covered territories, and is required to develop and commence construction of new Arby's restaurants in accordance with schedules set out in the Development Agreement. Pursuant to the Development Agreement, Sybra is required to submit to Arby's, Inc. for its acceptance each proposed restaurant site and the plans for each new restaurant. Under the Development Agreement, Sybra is currently obligated to open or commence construction of a minimum of 12 restaurants in 1999, 16 restaurants in 2000, 26 restaurants in 2001, and 30 restaurants in each year beginning in 2002 through and including 2006. Although no assurances can be given, Sybra currently anticipates meeting or exceeding all of the development requirements under the Development Agreement.

Unit Franchise Agreements
-------------------------

Sybra operates each of its Arby's restaurants under a Franchise Agreement with Arby's, Inc. Each Franchise Agreement provides the Company the right to operate an Arby's restaurant for a period of 20 years. The Franchise Agreements are renewable by the Company, subject to certain conditions, generally for 20 years (the financial terms of any renewal period may differ from those in effect during the initial term). Each Franchise Agreement gives Sybra the exclusive right to operate an Arby's restaurant in a particular geographic area, defined by either a radius restriction or specific boundaries. The Franchise Agreements also require Sybra to make royalty payments to Arby's, Inc. equal to a fixed or variable percentage of each restaurant's revenue. For restaurants opened pursuant to the Development Agreement, those royalty payments are set at four percent of sales.

Pursuant to the Franchise Agreements, Arby's, Inc. prescribes the designs, color schemes, signs and equipment to be utilized in each restaurant, and determines the menu items as well as the formulas and ingredients for the preparation of food and beverage products. Each new restaurant opened within an area covered by the Development Agreement will be governed by a Franchise Agreement, with an initial licensing fee of $25,000. Of that license fee, $10,000 will be deducted from monies already placed on deposit with Arby's, Inc. in accordance with the Development Agreement.


GOVERNMENT REGULATIONS

The restaurant business is subject to extensive federal, state and local government regulations relating to the development and operation of restaurants, including regulations relating to building, ingress and egress, zoning, employment issues, the preparation and sale of food and the sale of alcoholic beverages. The Company is subject to federal and state environmental regulations, although such regulations have not historically had a material effect on the Company's operations. The Company is also subject to laws governing relationships with employees, such as minimum wage requirements, health insurance coverage requirements and laws regulating overtime working conditions and employee citizenship. On September 1, 1997, the balance of Congress's 1996 minimum wage increase to $5.15 per hour was put into effect. Further increases in the minimum wage or mandatory health care coverage could have a material adverse effect on the Company.


SEASONAL AND QUARTERLY RESULTS

Restaurant sales are moderately seasonal and historically January, February and March generate the lowest sales volumes for the Company's restaurants. As a result, operating margins for the first quarter tend to be slightly lower than those for the remaining quarters due to lower sales providing a smaller spread to cover fixed costs.

TRADEMARKS AND SERVICE MARKS

The Franchise Agreements grant the Company the right to use certain registered trademarks and service marks of Arby's, Inc. The names "Arby's," "Arby's Restaurants" and "Arby's Roast Beef Restaurants" were adopted to identify and promote Arby's. The Company believes that these marks are of material importance to the operation of its Arby's restaurants.

The Company owns the trademark and service marks used in connection with the operation of its Lyon's restaurants. The Company believes that these marks are of material importance to the operation of its Lyon's restaurants.

COMPETITION

The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond the Company's control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant location. A number of the Company's significant competitors are larger or more diversified and have substantially greater resources than the Company.

The Company's operations, as with the restaurant industry generally, can be significantly affected by factors such as changes in local, regional or national economic conditions, changes in consumer tastes, severe weather and consumer concerns about nutritional quality of the various food products offered at the Company's restaurants. In addition, factors such as changes in food, labor and energy costs, the availability and cost of suitable restaurant sites and the availability of an adequate number of hourly-paid employees can also affect the restaurant industry.

EMPLOYEES

As of December 31, 1998, the Company had approximately 7,200 employees, none of whom are subject to collective bargaining agreements with the Company or any of its subsidiaries. Employees at five of the Company's Lyon's restaurants are represented by Hotel Employees and Restaurant Employees Local Union 340, and were previously subject to collective bargaining agreements with the former owner of the Lyon's chain. The Company is currently in negotiations with representatives of such local union regarding collective bargaining agreements for those five restaurants. Many of the Company's restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. The Company considers its employee relations to be generally good.

ITEM 2. PROPERTIES
------------------

As of December 31, 1998, the Company operated 254 restaurants in the areas listed below. The Company's land and building leases generally are for terms of 20 years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to a percentage of annual sales in excess of specified amounts.

The Company leases office space in San Diego, California and New York, New York for its corporate and executive offices and in Foster City, California; Flint, Michigan; Sinking Spring, Pennsylvania; Plano, Texas and Tampa, Florida for its regional operations centers.

The following table sets forth the locations of the restaurants operated by the Company (by state) as of December 31, 1998:

                                           Sybra               Lyon's
                                           -----               ------
    California                                 9                   68
    Florida                                   21                    -
    Maryland                                   2                    -
    Michigan                                  49                    -
    New Jersey                                 5                    -
    Oregon                                     -                    5
    Pennsylvania                              26                    -
    Texas                                     66                    -
    Virginia                                   3                    -
                                             ---                  ---
        Total:                               181                   73
                                             ===                  ===


ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is not a party to any pending legal proceedings which, in management's belief, are likely to have a material adverse effect on the Company, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company also maintains customary commercial, general liability, workers' compensation and directors and officers' insurance policies.

On July 8, 1998, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, entered an order approving the settlement of the Company's claims against certain former officers, directors and advisors of Old ICH. Pursuant to the reorganization plan of Old ICH, these claims were retained as assets of the Company. Under the terms of the settlement, the Company received $340,000 in cash as well as $271,000 in cash proceeds from the sale of 67,652 shares of its own common stock which were surrendered by the settling parties. In addition, under the settlement agreement one of the settling parties agreed to provide the Company with discounted financial advisory services worth up to $150,000.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------
None


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------


MARKET INFORMATION

The Company's common stock commenced trading on the American Stock Exchange on July 23, 1997 under the symbol "IH." The following table sets forth, for the periods indicated, the applicable range of the high and low sales prices for the Company's common stock on the American Stock Exchange.

                                             1997                 1998
                                             ----                 ----
                                       High       Low      High          Low
                                      ------     -----    ------        -----
First Quarter                          N/A       N/A      4-1/16         3-1/8
Second Quarter                         N/A       N/A      5-1/2          3-15/16
Third Quarter (with respect to 1997,   4-7/8     3-7/8    5-1/4          3-3/4
 for the period July 23, 1997 to
 September 30, 1997)
Fourth Quarter                         4-7/16    3        4-1/2          3-1/4


NUMBER OF STOCKHOLDERS

The information available indicates that as of March 26, 1999 there were approximately 3,402 holders of record of the Company's common stock.


DIVIDENDS

The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends on its common stock for the foreseeable future. The Company intends to retain future earnings to finance future development.


ITEM 6. SELECTED FINANCIAL INFORMATION
--------------------------------------

Selected Historical Financial Data

Set forth below are selected historical financial data of the Company, which is the post-reorganization successor to Old ICH. Until the Company's acquisition of Sybra, Inc. (see Note 2 to Notes To Consolidated Financial Statements), the Company had no significant business operations. Old ICH financial data is not presented as its assets, liabilities and operations were dissolved or sold as part of Old ICH's reorganization plan (see Note 1 to Notes To Consolidated Financial Statements). For purposes of presentation, Sybra is considered to be a Predecessor of the Company.

Accordingly, the selected historical financial data as of and for the year ended December 28, 1996, and the four months ended April 30, 1997, were derived from the financial statements of the Predecessor. Due to required purchase accounting adjustments relating to the acquisition and certain corporate administrative expenses that are necessary to operate on a stand-alone basis, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor Period") is not comparable to such data for the periods prior to the acquisition (the "Predecessor Period"). Pro forma net income (loss) was derived by retroactively adjusting all prior years as if the acquisition had occurred on January 1, 1994. As such, the effects of purchase accounting, including the impact of the different capital structure of the Predecessor, has been reflected in arriving at pro forma net income (loss) for the prior periods.

In addition, adjustments reflecting the costs of operating a stand-alone company have been retroactively included in arriving at pro forma net income (loss) for the prior periods. Such costs include, but are not limited to, administrative services, tax compliance, treasury service, human resource administration and legal services. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and accompanying notes thereto included herein.

                                                         Predecessor                      Successor   Combined   Successor
                                           ---------------------------------------------  ---------   --------   ---------
                                                                                  Four       Eight
                                                           Year        Year      Months     Months      Year         Year
Statement of Earnings Data                 Year ended     ended       ended       Ended      Ended      ended        ended
(000's except per share amounts)            Dec. 31,     Dec. 30,    Dec. 28,    Apr. 30    Dec. 31   Dec. 31,     Dec. 31,
(unaudited)                                   1994         1995        1996       1997      1997(a)     1997         1998
                                              ----         ----        ----       ----      -------     ----         ----
Revenues                                   $115,651     $115,531    $116,124    $37,916    $ 75,006   $112,922   $ 140,032
Cost & Expenses
 Restaurant costs/expenses                   92,821       94,414      93,867     32,006      61,503     93,509     113,845
 General & administrative                     6,586        6,643       6,179      2,212       5,087      7,299       9,479
 Depreciation & amortization                  5,935        6,041       5,972      2,006       3,398      5,404       4,923
 Non-recurring/restructuring
   Charges                                        -            -           -          -       1,497      1,497           -
 Other                                        1,400          900       1,200          -         977        977         691

Earnings from operations                      8,909        7,533       8,906      1,692       2,544      4,236      11,094
 Interest expense                             1,909        2,605       2,346        638       3,661      4,299       6,035
 Income (loss) from continuing
  operations and before taxes                 7,000        4,928       6,560      1,054      (1,117)       (63)      5,059

 Provision (benefit) for income taxes         2,650        1,913       2,398        434        (253)       181       2,143

 Income (loss) from continuing operations     4,350        3,015       4,162        620        (864)      (244)      2,916

 Gain from sale of discontinued operations        -            -           -          -           -          -         388

Net Income (loss)                          $  4,350     $  3,015    $  4,162    $   620    $   (864)  $   (244)  $   3,304


Income (loss) from continuing operations
  per share:
  Basic                                          -             -           -          -    $   (.34)         -   $     1.11
  Diluted                                        -             -           -          -    $   (.34)         -   $     1.01
Gain from discontinued operation:
  Basic                                          -             -           -          -           -          -   $      .15
  Diluted                                        -             -           -          -           -          -   $      .13
Net income (loss) per share:
  Basic                                          -             -           -          -    $   (.34)         -   $     1.26
  Diluted                                        -             -           -          -    $   (.34)         -   $     1.14

Pro-forma net income (loss) (b)            $  1,496     $    206    $    857    $  (791)   $    690    $   (101) $    2,916
Other data:
     EBITDA (d)                            $ 14,844     $ 13,574    $ 14,878    $  3,698   $  5,942    $  9,640  $   16,017
     EBITDA - Pro forma (d)                $ 13,082     $ 10,932    $ 12,016    $  2,212   $  8,209    $ 10,421  $   16,017


Balance Sheet Data (c)
  Working capital deficit                  $ (9,460)    $ (7,112)   $ (8,455)        n/a   $ (5,006)        n/a  $   (7,459)
  Total assets                             $ 68,789     $ 74,373    $ 75,601         n/a   $ 75,264         n/a  $  113,466
  Total long-term debt                     $ 27,321     $ 31,152    $ 25,625         n/a   $ 50,079         n/a  $   71,105
  Shareholders' equity                     $ 27,965     $ 30,980    $ 35,142         n/a   $ 11,185         n/a  $   15,026

NOTES:    (a) Included in the results of operations for the eight months ending December 31, 1997 are sales and operating loss of $164 and $(188), respectively, of the Company for the period from February 19, 1997 to April 30, 1997.
          (b) Pro forma net income (loss) reflects (1) the effects of purchase accounting for Sybra as if the purchase was effective on January 1, 1994; (2) increased interest expense for the Predecessor Period as a result of a difference in capital structure; and (3) increased general and administrative expenses reflecting the costs of operating as a stand-alone public company; and has been tax effected using a combined federal and state income tax rate of 40%.
          (c) Balance sheet data are presented as of December 31, 1994, December 30, 1995, December 28, 1996, December 31, 1997 and
              December 31, 1998.
          (d) EBITDA on a pro forma basis gives effect to the adjustments discussed in Note (b) above. For the combined period, pro forma EBITDA would have been $10,421. For 1998, EBITDA is actual. Management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the "Selected Historical Financial Data" and the financial statements of the Company and the accompanying notes thereto included elsewhere herein. Certain information discussed below may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from projected results. Among those risks, trends and uncertainties are the general economic climate, costs of food and labor, consumer demand, interest rate levels, the availability of financing and other risks associated with the acquisition, development and operation of new and existing restaurants. Unless otherwise indicated, all amounts are in thousands except share amounts.

GENERAL

The Company's revenues consist almost entirely of restaurant sales from its principal operating subsidiaries, Sybra and Lyon's.

Restaurant costs and expenses include all direct operating costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation and casualty and general liability insurance costs. Advertising fees paid by the Company's Sybra subsidiary to the AFA to develop and prepare advertising materials and to undertake marketing research are equal to 0.7% of restaurant sales. In addition, Sybra operates its restaurants pursuant to licenses which require Sybra to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 3.0% of Sybra's restaurant sales). The royalty rate for new Arby's restaurants (currently 4.0%) will result in an increase in the aggregate royalty rate for Sybra as new Arby's restaurants are opened.

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

                                        Predecessor         Company
                                       --------------    -------------      Combined          Company
                                         Four Months     Eight Months       --------      -------------
                                            Ended            ended         Year ended       Year ended
                                       April 30, 1997    Dec. 31, 1997    Dec. 31, 1997   Dec. 31, 1998
                                       --------------    -------------    -------------   -------------
Revenues                                   100.0%           100.0 %          100.0%          100.0%
Expenses:
Restaurant costs & expenses                 84.4%            82.0 %           82.8%           81.3%
General & administrative                     5.8%             6.8 %            6.5%            6.8%
Depreciation & amortization                  5.3%             4.5 %            4.8%            3.5%
Non-recurring/restructuring charges            -              2.0 %            1.3%              -
Other                                          -              1.3 %             .9%             .5%
                                           -----            -----            -----           -----
Operating income (loss)                      4.5%             3.4 %            3.7%            7.9%
Interest expense                             1.7%             4.9 %            3.8%            4.3%
                                           -----            -----            -----           -----
Income (loss) from continuing
  operations and before taxes                2.8%            (1.5)%           (.1)%            3.6%
Income taxes (benefit)                       1.1%             (.3)%            .1 %            1.5%
                                           -----            -----            -----           -----
Income (loss) from continuing
  operations and before taxes                1.7%            (1.2)%           (.2)%            2.1%
Gain from sale of discontinued
  operations                                   -                -               -               .3%
                                           -----            -----            -----           -----
Net income (loss)                            1.7%            (1.2)%           (.2)%            2.4%
                                           =====            =====            =====           =====

Comparison of the Years Ended December 31, 1998 and December 31, 1997
----------------------------------------------------------------------

Revenues - Revenues were $140.0 million for 1998 as compared to $112.9 million for 1997, an increase of $27.1 million or 24.0%. Sybra's sales for the year ended December 31, 1998 were $131.3 million, an increase of $19.7 million or 17.6% over the prior year combined comparable period, as a result of a same store sales increase of 4.8% for the period, and sales from new store openings and store acquisitions. Sales from the Company's Lyon's restaurants from the date of acquisition (December 14, 1998) to December 31, 1998, were $7.0 million.

Restaurant Costs & Expenses - Restaurant costs and expenses were $113.8 million, or 81.3% of sales, for 1998 as compared to $93.5 million, or 82.8% of sales, for 1997, an increase of $20.3 million due to the sales increase explained above. As a percent of sales, costs decreased as a result of lower labor costs due to improved efficiency, net of increases in rent expense associated with the Company's sale/leaseback of 61 properties previously classified as owned.

General and Administrative - General and administrative costs and expenses were $9.5 million, or 6.8% of sales, for 1998 as compared to $7.3 million, or 6.5% of sales, for 1997, an increase as a percent of sales as a result of expenses associated with operating the Company as a stand-alone public company as explained above and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $4.9 million, or 3.5% of sales, in 1998 as compared to $5.4 million, or 4.8% of sales, in 1997, a decrease as a percent of sales as a result of the impact of the sale/leasebacks explained above, net of goodwill amortization as a result of purchase accounting related to the Sybra acquisition.

Interest Expense - Interest expense was $6.0 million, or 4.3% of sales, in 1998 as compared to $4.3 million, or 3.8% of sales, in 1997, an increase of $1.7 million as a result of debt incurred in connection with the Company's acquisition of Sybra, new store openings and acquisitions.


Comparison of the Years Ended December 31, 1997 and December 28, 1996
----------------------------------------------------------------------

Revenues - Revenues were $112.9 million for 1997 as compared to $116.1 million for 1996, a decrease of $3.2 million primarily as a result of a 3% decline in same store sales for the year due to a change in marketing strategy emphasizing brand quality and fewer price promotions which began in the third quarter of 1997.

Restaurant Costs & Expenses - Restaurant costs and expenses were $93.5 million, or 82.8% of sales, for 1997 as compared to $93.9 million, or 80.8% of sales for 1996, a decrease of $358 due to the sales decline explained above. As a percent of sales, costs increased as a result of increases in rent expense associated with the Company's sale/leaseback of 61 properties previously classified as owned.

General and Administrative - General and administrative costs and expenses were $7.3 million, or 6.5% of sales, for 1997 as compared to $6.2 million, or 5.3% of sales for 1996, an increase as a percent of sales as a result of lower sales and of costs and expenses associated with operating the Company as a stand-alone public company as explained above and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $5.4 million, or 4.8% of sales in 1997 as compared to $6.0 million, or 5.1% of sales in 1996, a decrease as a percent of sales as a result of the impact of the sale/leaseback as explained above net of goodwill amortization as a result of purchase accounting related to the Sybra acquisition.

Non-recurring and Restructuring Charges - Non-recurring and restructuring charges were $1.5 million in 1997 as a result of the restructuring of Sybra's operations, buy-out of an employment contract and non-recurring expenses related to obtaining financing and maintaining Sybra's status as an Arby's franchisee.

Other - Other expenses were $1.0 million in 1997, as compared to $1.2 million in 1996. Other expenses in 1997 relate primarily to the cost of operations of Perry Park, and for 1996 relate primarily to store closings.

Interest Expense - Interest expense was $4.3 million in 1997 as compared to $2.3 million in 1996, an increase of $2.0 million as a result of debt incurred in connection with the Company's acquisition of Sybra.


IMPACT OF THE YEAR 2000 ISSUES

The Company has completed its assessment of internal systems and has concluded that its hardware and software are Year 2000 compliant. The Company has concluded that it will not be necessary to replace its retail point of sale hardware and that, based on information available at this time, the remaining costs to implement the Year 2000 readiness program will not be material.

Communication with respect to Year 2000 issues with the Company's suppliers is ongoing. While not expected, the Company may experience delays in receipt of product, which could adversely affect sales and earnings. The Company cannot currently estimate to what extent future operating results might be adversely affected by the possible failure of these third parties to successfully address their Year 2000 issues. However, the Company's program includes actions designed to identify and minimize, where possible, any third party exposure.

Costs to implement the Year 2000 readiness program are based on management's estimates, which were derived utilizing numerous assumptions related to future events. There can be no assurance that additional costs will not be incurred, or that the objective of the program will be achieved. However, the Company continues to monitor activities related to the program designed to ensure Year 2000 readiness.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition, the Lyon's acquisition, operating lease requirement and the funding of capital expenditures primarily for new store openings. As of December 31, 1998, the Company had outstanding indebtedness for borrowed money of $33.2 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan") and $16.5 million under a term facility with USRP (Finance) LLC (The "USRP Loan"). The Atheron Loan has a weighted-average maturity of 12.5 years (of which approximately 10.5 years remain), bears interest at 10.63%, requires monthly payments of principal and interest, is collatoralized by substantially all of the assets owned by Sybra at the time it was acquired by the Company and imposes certain financial restrictions and covenants. The USRP Loan has a weighted average maturity of 12 years, a weighted average interest rate of 12.75%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Lyon's and imposes certain financial restrictions and covenants.

The Company's primary source of liquidity during the year was the operation of the restaurants owned by its principal operating subsidiaries, Sybra and Lyon's and debt and lease financing.

In the future, the Company's liquidity and capital resources will primarily depend on the operations of Sybra and Lyon's which, under the provisions of the Company's loan agreements, would permit, under certain conditions, distributions and dividends to the Company. Sybra and Lyon's, like most restaurant businesses, are able to operate with nominal or deficit working capital because all sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders. The Company believes that it will continue to be able to secure adequate financing on acceptable terms for new restaurants construction and acquisitions and that cash generated from operations will be adequate to meet its needs for the foreseeable future, although no assurances can be given.

Recent Developments
-------------------

On December 14, 1998, the Company acquired substantially all the assets of Lyon's Restaurants, Inc. The assets acquired include a chain of 73 family-dining restaurants, located primarily in northern California and operating under the "Lyon's" name. The Company funded the acquisition through the use of approximately $5.5 million of its available cash resources, and a $16.5 million fixed-rate term loan from USRP (Finance), LLC. The loan matures in approximately 12 years, bears interest at a rate of 12.75% per annum and is guaranteed by the Company. The balance of the purchase price was paid with a $600 note from the Company to the seller. In addition, the Company issued to USRP (Finance), LLC 125,000 warrants to purchase shares of its common stock at an exercise price of $.01 per share.

Subsequent Events
-----------------

On January 5, 1999, Sybra entered into a sale/leaseback transaction with CNL Fund Advisors, Inc. ("CNL") for approximately $6.5 million, resulting in a gain, net of closing costs, of approximately $700. The sale/leaseback transaction relates to ten Arby's restaurants located in Florida. The new leases with CNL have a base term of 20 years.

On February 17, 1998, Sybra executed a new loan commitment letter with FFCA Acquisition Corporation ("FFCA") to finance the construction of up to 15 new Arby's restaurants during the next 18 months. Under the terms of the commitment letter, FFCA has agreed to finance mortgage and equipment loans for up to 15 new Arby's restaurants (of which up to seven sites may involve land leased by Sybra pursuant to a long term ground lease) to be built by Sybra, to a maximum of $1.1 million per location.

CAPITAL LOSS CARRY FORWARD

On April 25, 1997, the Company sold its interest in the stock of Bankers Multiple Line Insurance Company, which generated a significant tax loss (see
Note 3 of Notes to Consolidated Financial Statements). Due to limitations pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the capital loss carry forward due to the uncertainty of its existence and realizability.

The gain from the sale of a discontinued operations of $388 was related to the sale of Perry Park in July 1998 for approximately $3.1 million in cash. The gain from discontinued operations included a gain from recognizing a tax deferred asset of $719 (the result of the tax loss exceeding the book loss), which the Company believes will be fully utilized to offset other taxable income and capital gains in future periods.

CAPITAL EXPENDITURES

The Company's total capital expenditures were $6.1 million, $5.1 million and $12.5 million in 1996, 1997 and 1998, respectively, which include new store development, as well as store maintenance, store remodel and store renovation capital expenditures. The Company anticipates that store maintenance, store remodel and store renovation capital expenditures for 1999 will approximate $12.0 million. The level of capital expenditures for new store development and acquisitions will be dependent upon several factors, including the number of stores constructed and/or acquired, the availability of appropriate financing as well as the capital structure of any such transactions.

INFLATION

Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of December 31, 1998, a significant percentage of the Company's employees were paid wages equal to or based on the federal minimum hourly wage rate. Economic growth that would reduce unemployment or make more jobs available in higher paying industries would directly affect the Company's labor costs.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 28, 1999.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 28, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 28, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 28, 1999.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)     1. Financial Statements
        The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on page F-1.

                                                                   Page
                                                                   ----
             Independent Accountant's Report                       F-2
             Consolidated Balance Sheets                           F-3
             Consolidated Statements of Operations                 F-4
             Consolidated Statements of Stockholders' Equity       F-5
             Consolidated Statements of Cash Flows                 F-6
             Notes to Consolidated Financial Statements            F-7

        2. Financial Statement Schedules
        Schedules have been omitted either because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

        3. Exhibits
        The exhibits to this Report are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K
        A Report on Form 8-K, dated December 22, 1998, was filed by the Company during the quarter ended December 31, 1998. Items 2 and 7 were reported thereon.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      I.C.H. Corporation
                      (Registrant)

Dated: March 29, 1999         /s/James R. Arabia
                             --------------------------
                             James R. Arabia
                             Chairman of the Board, President and
                             Chief Executive Officer

Dated: March 29, 1999        /s/David A. Brainard
                             --------------------------
                             David A. Brainard
                             Senior Vice President and
                             Chief Financial Officer

Dated: March 29, 1999        /s/Glen V. Freter
                             --------------------------
                             Glen V. Freter
                             Vice President, Controller
                             and Chief Accounting Officer

Dated: March 29, 1999        /s/John A. Bicks
                             --------------------------
                             John A. Bicks
                             Senior Vice President, General
                             Counsel, Secretary and Director

Dated: March 29, 1999        /s/Timothy Scott
                             --------------------------
                             Timothy Scott
                             Director

Dated: March 29, 1999        /s/David A. Gotz
                             --------------------------
                             David A. Gotz
                             Director

Dated: March 29, 1999        /s/Carl D. Robinson
                             --------------------------
                             Carl D. Robinson
                             Director

Dated: March 29, 1999        /s/Raymond L. Steele
                             --------------------------
                             Raymond L. Steele
                             Director

Dated: March 29, 1999        /s/Robert H. Drechsler
                             --------------------------
                             Robert H. Drechsler
                             Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

I.C.H. CORPORATION AND SUBSIDIARIES:

     Independent Accountant's Report                                         F-2

     Consolidated Balance Sheets - Company as of December 31, 1998
        and December 31, 1997                                                F-3

     Consolidated Statements of Operations - Company for the year ended December 31, 1998 and the eight-month period ended
        December 31, 1997 and Predecessor for the four-month period
        ended April 30, 1997 and the year ended December 28, 1996            F-4

     Consolidated Statements of Stockholders' Equity - Company for
        the year ended December 31, 1998 and the period from February 19,
        1997 to December 31, 1997 and Predecessor for the four-month
        period ended April 30, 1997 and the year ended December 28, 1996     F-5

     Consolidated Statements of Cash Flows - Company for the
        year ended December 31, 1998 and the eight-month period
        ended December 31, 1997 and Predecessor for the four-month
        period ended April 30, 1997 and the year ended December 28, 1996     F-6

     Notes to Consolidated Financial Statements                              F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
I.C.H. Corporation

In our opinion, the accompanying consolidated balance sheets of I.C.H. Corporation and Subsidiaries ("Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows - Sybra, Inc. ("Predecessor") for the year ended December 28, 1996 and for the four month period ended April 30, 1997 and - Company for the eight month period ended December 31, 1997 and year ended December 31, 1998 present fairly, in all material respects, the consolidated financial position of I.C.H. Corporation and Subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows - Predecessor for the year ended December 28, 1996 and for the four month period ended April 30, 1997 and - Company for the eight month period ended December 31, 1997 and year ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Atlanta, Georgia
March 19, 1999

                       I.C.H. CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                  December 31,   December 31,
                                                      1997          1998
                                                  -------------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                         $  4,418      $  9,235
   Accounts receivable                                    530         1,293
   Inventories                                          1,372         2,828
   Deferred income taxes                                1,257         1,137
   Other current assets                                 1,565         4,473
                                                     --------      --------
        Total current assets                            9,142        18,966

Property and equipment, net                            24,696        40,141
Intangible assets, net                                 39,470        47,462
Other assets                                            1,956         4,326
Deferred income taxes-net                                  --         2,571
                                                     --------      --------
        Total assets                                 $ 75,264      $113,466
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $  2,741      $  8,254
   Accrued liabilities                                  8,745        12,743
   Current portion of long-term debt                    1,714         4,839
   Current portion of capital
      lease obligations                                   948           589
                                                     --------      --------
        Total current liabilities                      14,148        26,425

Noncurrent liabilities:
   Long-term debt                                      44,718        63,193
   Long-term capital lease obligations                  2,699         2,484
   Deferred income taxes                                1,908            --
   Other liabilities                                      606         6,338
                                                     --------      --------
        Total liabilities                              64,079        98,440
                                                     --------      --------

Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000
        authorized; none issued and outstanding            --            --
   Common stock, $0.01 par value; 9,000,000
        authorized; 2,666,615 outstanding
        (see note 10)                                      24            28
   Paid-in-capital                                     12,025        12,558
   Retained earnings (deficit)                           (864)        2,440
                                                     --------      --------
        Total stockholders' equity                     11,185        15,026
                                                     --------      --------

        Total liabilities and stockholders' equity   $ 75,264      $113,466
                                                     ========      ========

                 See Notes to Consolidated Financial Statements.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands except share amounts)

                                                               Predecessor             Company        Combined       Company
                                                       ----------------------------  -------------  ------------   -------------
                                                                         For the        For the       For the         For the
                                                        For the year   four months   eight months      year           year
                                                           ended          ended         ended         ended           ended
                                                        December 31,     April 30,    December 31,  December 31,   December 31,
                                                            1996           1997          1997          1997           1998
                                                       ------------    ------------  ------------- -------------   ------------
Revenue and other income:
  Restaurant sales                                      $   115,973     $    37,868      $ 73,787     $ 111,655      $138,315
  Other                                                         151              48         1,219         1,267         1,717
                                                        -----------     -----------      --------     ---------      --------
Total revenues                                              116,124          37,916        75,006       112,922       140,032


Costs and expenses:
  Restaurant costs and expenses                              93,867          32,006        61,503        93,509       113,845
  General and administrative                                  6,179           2,212         5,087         7,299         9,479
  Depreciation and amortization                               5,972           2,006         3,398         5,404         4,923
  Other                                                       1,200              --           977           977           691
  Non-recurring/restructuring
    charges                                                      --              --         1,497         1,497            --
                                                        -----------     -----------      --------     ---------      --------

Operating income                                              8,906           1,692         2,544         4,236        11,094

Interest expense                                              2,346             638         3,661         4,299         6,035
                                                        -----------     -----------      --------     ---------      --------

Income (loss) from continuing
 operations before income taxes                               6,560           1,054        (1,117)          (63)        5,059

Provision (benefit) for income taxes                          2,398             434          (253)          181         2,143
                                                        -----------     -----------      --------     ---------      --------

Income (loss) from continuing operations                      4,162             620          (864)         (244)        2,916

Gain from sale of discontinued operation                         --              --            --            --           388
                                                        -----------     -----------      --------     ---------      --------

Net income (loss)                                       $     4,162     $       620      $   (864)    $    (244)     $  3,304
                                                        ===========     ===========      ========     =========      ========
Income (loss) from continuing operations per share:
  Basic                                                                                  $   (.34)                   $   1.11
  Diluted                                                                                $   (.34)                   $   1.01

Gain from discontinued operations per share:
  Basic                                                                                        --                    $    .15
  Diluted                                                                                      --                    $    .13

Net income (loss) per share:
  Basic                                                                                  $   (.34)                   $   1.26
  Diluted                                                                                $   (.34)                   $   1.14

Weighted-average common shares
outstanding (see note):
  Basic                                                                                  2,549,000                  2,620,000
  Diluted                                                                                2,549,000                  2,903,000

                 See Notes to Consolidated Financial Statements.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)

                                                                                              Total
                                                     Common Stock     Paid-In    Retained  Stockholders'
                                                  Shares    Amount    Capital    Earnings     Equity
                                                  ------    ------    -------    --------     ------
Predecessor

Balance at December 28, 1996                      55,199    $  28    $ 21,398    $ 13,716    $ 35,142

  Net income for period                                                               620         620

  Distributions:

    Land parcel                                                                      (845)       (845)
    Cash                                              --       --          --     (46,079)    (46,079)
                                              ----------    -----    --------    --------    --------

Balance at April 30, 1997                         55,199    $  28    $ 21,398    $(32,588)   $(11,162)
                                              ==========    =====    ========    ========    ========


Company

Balance at February 19, 1997                          --    $  --    $ 12,190    $     --    $ 12,190
  Issuance of common stock                     2,549,281       24         (24)         --          --
  Cash paid for shares redeemed                       --       --        (141)         --        (141)
  Net loss (see Note 1)                               --       --          --        (864)       (864)
                                              ----------    -----    --------    --------    --------

Balance at December 31, 1997                   2,549,281       24      12,025        (864)     11,185
  Issuance of common stock                       117,334        4         533          --         537
  Net income                                          --       --          --       3,304       3,304
                                              ----------    -----    --------    --------    --------

Balance at December 31, 1998                   2,666,615    $  28    $ 12,558    $  2,440    $ 15,026
                                              ==========    =====    ========    ========    ========


                 See Notes to Consolidated Financial Statements.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands except share amounts)


                                                                Predecessor                     Company
                                                       ----------------------------  ---------------------------
                                                                        For the         For the
                                                       For the year    four months   eight months  For the year
                                                          ended           ended          ended         ended
                                                       December 31,     April 30,     December 31,  December 31,
                                                           1996            1997           1997          1998
                                                       ------------    ------------   ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                        $  4,162        $    620       $   (864)     $  3,304
  Adjustments to reconcile net income (loss)
     to cash from Operating activities:
  Depreciation and amortization                               5,972           2,006          3,398         4,764
  Deferred income taxes (benefit)                              (645)            480            (68)          147
  Accrued rent                                                   --              --            332
  Provision for store closings and other
     Non-recurring/restructuring charges                      1,200              --            462            --
     Gain from sale of discontinued operations                   --              --             --          (388)
  Changes in current assets and liabilities:
  Accounts receivable                                            --              --           (231)         (831)
  Inventories                                                   (16)             38             89          (604)
  Payable to (due from) former parent                            64            (741)          (370)           --
  Accounts payable and accrued expenses                       2,761          (3,173)           880         9,849
  Other, net                                                   (596)            168         (1,334)       (1,441)
                                                           --------        --------         ------       -------
  Net cash provided (used) by operating activities           12,902            (602)         2,294        14,800
                                                           --------        --------         ------       -------
Cash flows from investing activities:
  Capital expenditures                                       (6,095)         (1,763)        (3,336)      (12,876)
  Proceeds from disposition of property and
     equipment                                                   --          35,655            232           758
  Acquisition of Sybra, Inc., net of $886 cash
     acquired                                                    --              --        (13,614)           --
  Acquisition of Lyon's Restaurants Inc.                         --              --             --       (23,233)
  Acquisition of restaurant properties                           --              --             --        (5,642)
  Sale of subsidiary                                             --              --          5,000         2,955
  Proceeds from Old ICH liquidating trust
     (see Note 3)                                                --              --          2,790            --
  Other, net                                                    (94)             --            (65)          397
                                                           --------        --------         ------       -------
     Net cash provided (used) by investing
        activities                                           (6,189)         33,892         (8,993)      (37,641)
                                                           --------        --------         ------       -------
Cash flows from financing activities:
  Borrowings on credit agreement                             28,758           9,299             --            --
  Repayment on credit agreement                             (45,285)        (10,384)            --            --
  Proceeds from issuance of long-term debt,
     net of expenses                                             --              --         36,448        25,182
  Proceeds from debt to former parent                        11,000           3,772             --            --
  Repayment of debt to former owner of Sybra                     --              --        (23,772)           --
  Repayment of long-term debt and capital
     lease obligation                                            --            (306)        (1,603)       (2,930)
  Distribution to former owner of Sybra                          --         (46,079)            --
  Loan element of sale/leaseback financing                       --           9,000             --
  Other, net                                                     --              --           (456)        5,406
                                                           --------        --------         ------       -------
     Net cash provided (used) by financing
        activities                                           (5,527)        (34,698)        10,617        27,658
                                                           --------        --------         ------       -------
Net change in cash and cash equivalents                       1,186          (1,408)         3,918         4,817
Cash and cash equivalent at beginning period                  1,108           2,294            500         4,418
                                                           ========        ========       ========      ========
Cash and cash equivalent at end of period                  $  2,294        $    886       $  4,418      $  9,235
                                                           ========        ========       ========      ========

Supplemental non-cash disclosures:
  Cash paid for
     Income taxes                                             3,335           1,029          1,085         1,841
     Interest                                                 2,368             606          3,622         6,035
  Note issued in acquisition of Sybra, Inc.                      --              --          2,000            --

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

        On the Effective Date, all of the outstanding equity securities ("Old ICH Common Stock" and "Old ICH Preferred Stock", collectively the "Old ICH Stock") of Old ICH were canceled. The Company's Restated Certificate of Incorporation authorized the issuance of 9,000,000 shares of common stock and 1,000,000 shares of preferred stock. Holders of Old ICH Stock had two years from the Effective Date in which to exchange their canceled shares for the Company's common stock. Generally, holders of the canceled Old ICH shares received 0.0269 shares of the Company's common stock for each share of Old ICH Common Stock and 0.2 shares of the Company's common stock for each share of Old ICH Preferred Stock. 2,549,281 shares of the Company's common stock were issued in exchange for Old ICH stock during the two year conversion period ending on February 19, 1999.

        Business and Presentation

        The accompanying Consolidated Financial Statements labeled "Company" include the accounts of the Company and its wholly-owned subsidiaries, principally Sybra, Inc. ("Sybra") and Lyon's of California, Inc. ("Lyon's"). . All significant intercompany accounts and transactions have been eliminated. Included in the results of operations for the eight months ended December 31, 1997 are revenues and operating loss of $164 and $(188), respectively, for the period from February 19, 1997 to April 30, 1997 (the period prior to the acquisition of Sybra). In addition, cash flows for the period prior to the acquisition of Sybra consisting principally of cash from the sale of a subsidiary and from the Lone Star Liquidating Trust, are included in cash flows for the eight months ended December 31, 1997 (see Note 3).

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

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)


        Significant Accounting Policies

        Fiscal Year. The Company operates on a calendar year basis. Sybra, however, uses a 52/53 week fiscal year ending on the last Saturday of the year and Lyon's uses a 52/53 week fiscal year ending on the last Sunday of the year. Accordingly, the accompanying financial statements include Sybra's results for the periods ended December 28, 1996, April 30, 1997, December 27, 1997 and January 2, 1999 and Lyon's results for the period from the date of acquisition (December 14, 1998) through January 3, 1999.

        Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Interest income on cash equivalents was $1, $1, $99 and $50 for the periods ended December 28, 1996, April 30, 1997 (four months), December 31, 1997 (eight months) and December 31, 1998, respectively.

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

        Intangibles. Franchise agreements with Arby's require Sybra to pay a franchise fee for each new restaurant developed and de minimis renewal fees for franchises that have expired. Each franchise agreement provides Sybra the right to operate an Arby's restaurant for a period of 20 years and is renewable by Sybra, subject to certain conditions, for varying terms of up to 20 years. Franchise fees are capitalized and amortized using the straight-line method over 40 years.

        Acquired royalty rights, representing the fair value of royalty rates of acquired franchises, are capitalized and amortized on a straight-line basis over 20 years or the remaining life of the franchise agreement, whichever is less.

        Equity in operating leases, representing the estimated fair value of base rental rates, less the actual rental obligation, is amortized on a straight-line basis over 20 years or the remaining life of the lease, including option periods, whichever is less.

        Goodwill is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for the restaurants as a group. The Company believes that no material impairment of goodwill exists at December 31, 1998.

        Income Taxes. Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes (see Note 11).

        Advertising Expenses. All advertising costs are expensed as incurred. Advertising expenses were approximately $9,400, $3,400, $5,000 and $10,600 for the periods ended December 28, 1996, April 30, 1997 (four months), December 31, 1997 (eight months) and December 31, 1998, respectively.

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

        Segment Reporting. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 Disclosures about Segments of an Enterprise and Related Information during the year ended December 31, 1998. This Statement supercedes substantially all the reporting requirements previously required under SFAS No. 14 Financial Reporting for Business Segments of an Enterprise and establishes standards for reporting information about operating segments and requires certain disclosures about products and services, geographic areas and major customers.
        Under SFAS No. 131, the determination of segments to be reported in the financial statements is to be consistent with the manner in which management organizes and evaluates the internal organization to make operating decisions and assess performance. This statement also allows a Company to aggregate similar segments for reporting purposes. Management has determined that its operating units can be aggregated into one segment. Additionally, as the Company operates restaurants within the U.S. and no customer accounts for more than 10% of sales, no segment disclosures have been included in the accompanying notes to the consolidated financial statements.

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

2.      Acquisitions

        Sybra, Inc.

        On April 30, 1997, the Company acquired all of the common stock of Sybra for $15,614 including related expenses and net of cash acquired of $886. The Company incurred $2,000 in acquisition indebtedness to the seller and paid the remainder in cash. Concurrently with the Company's acquisition of Sybra, Sybra entered into a sale/leaseback transaction with respect to 61 of its restaurant properties for approximately $44,200. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Sybra commencing May 1, 1997 are included in the accompanying financial statements of the Company.

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
                                                                        =======

        Lyon's Restaurants, Inc.

        On December 14, 1998, the Company acquired substantially all of the assets of Lyon's restaurants for $22,600. The Company incurred $16,500 in acquisition indebtedness and paid the remainder of the purchase price with cash and a $600 note payable to the seller. The Company also issued 125,000 warrants to purchase shares of the Company's common stock at $.01 per share to USRP (Finance), LLC as part of the financing of the Lyon's acquisition. The acquisition was recorded under the purchase method of accounting.

        The purchase price was allocated to identifiable tangible and intangible assets and liabilities based on their estimated fair values, with the excess of the purchase price over the fair value of such net assets acquired reflected as goodwill, as follows:

        Current assets and liabilities, net                             $ 1,409
        Other intangibles, excluding goodwill                             2,057
        Goodwill                                                          7,734
        Tangible assets                                                  11,400
                                                                        -------
        Purchase price                                                  $22,600
                                                                        =======

3.      Old ICH Transactions

        On April 25, 1997, the Company exercised its option, pursuant to the reorganization plan of Old ICH, to sell all of the outstanding capital stock of Bankers Multiple Line Insurance Company ("BML"), a property and casualty insurer licensed in all fifty states, for its carrying value of $5,000.

        In February 1997, the Company received $2,790 in satisfaction of a receivable related to the Old ICH reorganization plan.

4.      Other Current Assets

        Other current assets consist of the following as of:

                                                 December 31,    December 31,
                                                    1997            1998
                                               --------------    ------------
        Due from Sybra's former parent               $  558           $  558
        Prepaid rent                                    971            1,040
        Other prepaid expenses                           36            2,875
                                               -------------     ------------
        Other current assets                         $1,565           $4,473
                                               =============     ============

5.      Intangibles

        Intangible assets, net, consist of the following as of:

                                                 December 31,    December 31,
                                                    1997            1998
                                               --------------    ------------
        Franchise rights                             $ 4,164        $ 4,921
        Other intangibles, excluding goodwill          8,024          7,803
        Goodwill                                      28,159         36,944
                                               --------------    ------------
        Total                                         40,347         49,668
        Less accumulated amortization                    877          2,206
                                               --------------    ------------
        Intangible assets, net                       $39,470        $47,462
                                               ==============    ============


6.      Property and Equipment

        Property and equipment, net, consist of the following as of:

                                                 December 31,      December 31,
                                                    1997              1998
                                               ---------------    ------------
        Land                                          $ 4,363      $ 1,263
        Buildings                                       1,890       10,335
        Leasehold improvements                         11,752       13,062
        Restaurant equipment                           11,539       19,089
        Construction in progress                          726        1,408
                                                      -------      -------

        Total                                          30,270       45,157
        Less accumulated depreciation and
             amortization                               5,574        5,016
                                                      -------      -------

        Property and equipment, net                   $24,696      $40,141
                                                      =======      =======

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

        Base rent expense for operating leases for the periods ended
        December 28, 1996, April 30, 1997 (four months), December 31, 1997 (eight months) and December 31, 1998 was approximately $4,149, $1,373 $5,520 and $9,525, respectively. Additional (contingent) payments were approximately $437, $130, $240 and $463 for the same periods, respectively.

        Immediately prior to its acquisition by the Company on April 30, 1997, Sybra entered into a sale/leaseback transaction in which Sybra sold land and buildings related to 61 restaurants for their fair value of $36,000 and leased them back under twenty-year base term leases (classified as operating) with options that could, at Sybra's option, extend the leases an additional 20 years. As part of the sale/leaseback transaction, Sybra received an additional $9,000 in the form of a loan. Total proceeds of the transaction were $44,200, net of related expenses. The proceeds were distributed to Sybra's former parent. The lease payments escalate, requiring the Company to straight-line the rent expense over the term of the leases.

        The Company's future minimum rental commitments as of December 31, 1998 for all noncancelable capital and operating leases are as follows:

                                                                     Operating
        Fiscal Year                             Capital Leases        Leases
        -------------------------------------   ---------------   -------------
         1999                                         $  939          $ 16,447
         2000                                            553            15,252
         2001                                            533            14,573
         2002                                            533            13,774
         2003                                            533            12,609
        Thereafter                                     1,685           106,948
                                                ---------------   -------------
        Total                                         $4,776          $179,603
                                                                  =============
        Less amount representing interest              1,703
                                                ---------------
        Present value of future minimum
              lease payments                           3,073
                                                ===============

8.      Accrued Liabilities

        Accrued liabilities consist of the following as of:

                                             December 31,         December 31,
                                                1997                 1998
                                          -----------------    ----------------
        Employee related                            $2,203             $ 3,243
        Property and other taxes                     1,122               4,436
        Insurance related                            2,303               1,690
        Other                                        3,117               3,374
                                          -----------------    ----------------
             Total                                  $8,745             $12,743
                                          =================    ================

  9.    Long-Term Debt

        Long-term debt consists of the following as of:

                                                December 31,        December 31,
                                                   1997                1998
                                               -------------        -----------
        Term loan, 10.63%, payable monthly
           through 2012                             $33,984            $32,319
        Loan, 14.50%                                  9,000              9,000
        Acquisition indebtedness due in 1999          2,000              2,000
        Term loan, 12.75% payable monthly through
           February 1, 2011                               -             16,500
        Other                                         1,448              8,213
                                               -------------        -----------
                                                     46,432             68,032
        Less:  current portion                        1,714              4,839
                                               -------------        -----------
             Total                                  $44,718            $63,193
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

        On December 14, 1998, the Company entered into a term loan agreement for the acquisition of Lyon's Restaurants with USRP (Finance), LLC. The 12.75% term loan matures in 12 years and is collateralized by substantially all of the assets of Lyon's. The agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio and other provisions and restrictive covenants.

        The Company also has 16 separate notes for the financing of equipment used in restaurants with a remaining principal balance ranging from $150 to $785, interest rates ranging from 8.52% to 10.11% and an average remaining maturity of six years. These loans are collateralized by the underlying equipment.

        At December 31, 1998, long-term debt had a fair value that approximates the carrying value.

        The aggregate maturities of long-term debt at December 31, 1998 are as follows:

        Fiscal year
        ----------------------------------------------
        1999                       $ 4,839
        2000                         3,140
        2001                         3,490
        2002                         3,830
        2003                         4,098
        Thereafter                  48,635
                                   ---------
                                   $68,032
                                   =========

10.   Equity and Earnings Per Common Share

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

                       I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All amounts in 000's except share amounts)

11.     Income Taxes

        The provision (benefit) for income taxes consists of:

                               Predecessor                    Company
                    ------------------------------   ---------------------------
                                      For the         For the
                     For the year   four months     eight months    For the year
                        ended          ended            ended          ended
                     December 28,     April  30,     December 31,   December 31,
                         1996           1997            1997           1998
                    -------------  -------------  --------------   -------------
         Current        $3,043        $(46)           $(185)         $1,841
         Deferred         (645)        480              (68)            302
                    -------------  -------------  --------------   ------------
                        $2,398        $434            $(253)         $2,143
                    =============  =============  ==============   ============

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   December 31,    December 31,
                                                       1997           1998
                                                ---------------   --------------
   Property and equipment                               $2,963          $2,106
   Accrued liabilities and other                         1,906           6,531
                                                ---------------   --------------
   Deferred tax assets                                   4,869           8,637
   Deferred tax liability - intangible assets           (4,060)         (4,188)
   Valuation allowance                                  (1,460)           (741)
                                                ---------------   --------------
   Net deferred tax assets (liabilities)                $ (651)         $3,708
                                                ===============   ==============

   Current deferred tax assets                          $1,257          $1,137
   Non-current deferred tax assets (liabilities)        (1,908)          2,571
                                                ---------------   --------------
   Net deferred tax assets (liability)                  $ (651)         $3,708
                                                ===============   ==============

        The Company's tax basis in real estate exceeds its book basis, resulting in a deferred tax asset of $1,460 using a 34% federal rate. The Company recorded a full valuation allowance against this deferred tax asset due to the uncertainty surrounding its realizability as of February 19, 1997.

        On April 25, 1997, the Company sold its interest in the stock of BML which generated a significant tax loss (see Note 3). Due to limitations pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the capital loss carry forward due to the uncertainty of its existence and realizability.

        A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate follows:

                                      Predecessor                   Company
                           -------------------------  -------------------------
                                       For the four     For the
                             For the      months     eight months   For the
                            year ended     ended         ended     year ended
                             December    April 30,   December 31,   December
                             28, 1996      1997          1997         1998
                           -----------   ----------   ----------  ------------
Expected tax expense, at
    the federal statutory
    rate of 35%                $2,296         $369        $(391)     $1,720
State income taxes, net            39           53          (31)        256
Other, net                         63           12          169         167
                           -----------   ----------   ----------  ------------
                               $2,398         $434        $(253)     $2,143
                           ===========   ==========   ==========  ============


  12.   Stock Option Plans

        The Company has two fixed option plans, the I.C.H. Corporation 1997 Employee Stock Option Plan, as amended (the "ESP"), and the I.C.H. Corporation 1997 Director Stock Option Plan (the "DSP"). Under the ESP, the Company may grant incentive stock options with specific vesting periods and non-qualifying options to eligible officers and employees for the purchase of up to an aggregate of 1,500,000 shares of common stock. Under the DSP, the Company may grant non-qualifying options to eligible directors for the purchase of up to an aggregate of 400,000 shares of common stock. Under both plans, the exercise price of each option is equal to the estimated fair value of the Company's stock on the date of grant. Stock options granted under the ESP have 10-year terms and generally vest ratably over four years. Options granted under the DSP also have 10-year terms.

        A summary of the Company's stock option plans as of December 31, 1998 and the changes during the two years ended December 31, 1998 are presented as follows:

                                                    Options    Weighted-average
                                                                 exercise price
                                                   ---------   ----------------
        Outstanding at January 1, 1997                 -                -
        Granted                                     882,000          $ 3.19
        Exercised                                      -                -
        Canceled                                       -                -
                                                   --------         -------

        Outstanding at December 31, 1997            882,000          $ 3.19
        Granted                                     169,000          $ 4.38
        Exercised                                  (117,000)         $(2.17)
        Canceled                                       -                -
                                                   --------         -------
        Outstanding at December 31, 1998            934,000          $ 3.36
                                                   ========         =======
        Exercisable at December 31, 1998            140,000          $ 3.03
                                                   ========         =======

        The following table summarizes information about stock options outstanding at December 31, 1998:

                     -----------------------------------------------------------
                             Options Outstanding             Options Exercisable
                     -----------------------------------    --------------------
                                 Weighted-
                                  Average    Weighted-
    Range of                     Remaining    Average
 Exercise Prices                Contractual   Exercise                 Weighted-
                      Shares       Life         Price       Shares      Average
------------------   ---------  ------------  ----------    -------    --------
 $2.17 to $3.09      376,500        8.31           2.65      94,500     2.65
 $3.19 to $4.00      466,500        9.31           3.65      42,750     3.78
 $4.38 to $4.50       91,500        9.36           4.83       2,750     4.38
------------------   ---------  ------------  ----------    --------   ---------
 $2.17 to $4.50      934,500        8.99           3.36     140,000     3.03
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

                                                         For the year ended
                                                         December 31, 1998
                                                        -------------------
        Net income-as reported                                  $ 2,916
        Net income-pro forma                                    $ 2,779

        Basic per share - as reported                           $  1.14
                        - pro forma                             $  1.06
        Diluted per share - as reported                         $  1.01
                          - pro forma                           $   .96

        The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate range of 5.69%-6.35%; volatility factor of the expected market price of the Company's common stock of 46.6%; expected lives of 2-5 years; and a dividend yield of 0%. The fair value of each option as of December 31, 1998 was $5.19 per option.

  13.   Benefit Plans

        The Company maintains a defined contribution 401(k) plan known as the Sybra, Inc. Retirement Income Plan (the "Retirement Plan"). The Retirement Plan permits eligible employees to defer a portion of their compensation (1% to 15%, up to certain maximum limitations established by law) through payroll deductions. The Company may, at its discretion, contribute to the Retirement Plan on behalf of participating employees based on a matching formula or other method. No matching contributions were made to the Retirement Plan for 1997 and 1998. The Predecessor made contributions of $236 to the Retirement Plan for the period ended December 28, 1996.

  14.   Commitments and Contingencies

        Franchise agreements with Arby's

        The Development Agreement contains certain requirements regarding the number of units to be opened in the future. Should the Company fail to comply with the required development schedule or with the requirements for restaurants within areas covered by the Development Agreement, Arby's could terminate the exclusive nature of the Company's franchise and the Company would forfeit prepaid fees. However, the Company would no longer be obligated for any future unpaid fees required by the Development Agreement. The Development Agreement also provides Arby's with certain rights regarding the Company's business operations and any transfer of significant portions of assets owned by Sybra. Commitments under the Development Agreement require payments aggregating $1,190 over the next five (5) years.

        Legal proceedings

        Various legal proceedings are pending against the Company, all of which involve routine litigation incidental to the Company's businesses.

        The consequences of these matters are not presently determinable but, in the opinion of the management of the Company after consulting with legal counsel, the ultimate liability is not expected to have a material effect on the results of operations, financial position, liquidity or capital resources of the Company.

  15.   Non-recurring and Restructuring Charges

        During 1997, the Company recorded provisions totaling $1,497 related to
        (1) restructuring Sybra's operations in the Texas region, (2) buy-out of an employment contract with the former president of Sybra and (3) non-recurring expenses related to obtaining financing and maintaining Sybra's status as an Arby's franchisee.

  16.   Retiree Liability

        During 1998, the Company assumed the liabilities associated with a post-retirement healthcare and life insurance plan from The Lone Star Liquidating Trust in return for a lump sum cash payment of approximately $4.9 million. Health benefits under such plan include major medical insurance with deductible and co-insurance providers and are supplemental to Medicare benefits. The plan provides that current participants do not earn any future benefits and provides that certain of the participants pay for a portion of their coverage. The remainder of the costs, including premiums, are paid for on a current basis by the Company.

        The net present value of the healthcare and life insurance benefits liability at December 31, 1998 was approximately $4.9 million. The liability was calculated assuming a 7% discount rate applied to the estimated future cash flows. It also assumed that medical costs would initially increase at a rate of 10% per annum, declining over a period of 10 years to 5.75%.

        Active employees are not eligible for post retirement healthcare or life insurance benefits upon retirement.

17.     Discontinued Operations

        On June 30, 1998, the Company sold its Perry Park golf course and real estate development located in Owen County, Kentucky for $3.1 million in cash resulting in a gain of $388. The gain from discontinued operations of $388 included a gain from the recording of a deferred tax asset of $719. Sales and operating income for Perry Park are included in continuing operations due to their immateriality.

18.     Quarterly Data (unaudited)

        The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Selected consolidated data for each quarter within 1997 and 1998 are as follows:

                                   First Quarter     Second Quarter    Third Quarter   Fourth Quarter
                                   -------------     --------------    -------------   --------------
Year Ended December 31, 1997(a):
--------------------------------

Sales                                  $27,863           $28,987           $26,688        $29,343
Operating income                         1,324               163               865          2,040
Net income (loss)                      $   523           $  (698)          $  (492)       $   959

Basic income (loss) per share(b)              N/A               N/A           $  (.19)       $   .38

Year Ended December 31, 1998:
-----------------------------

Sales                                  $28,694           $ 31,244          $33,174        $46,920
Operating income                         1,862              2,317            2,235          4,680
Income (loss) from
     continuing operations                 293                531          $   476        $ 1,616
Net income (loss)                      $   293           $    531          $   864        $ 1,616

Income (loss) from
     continuing operations
       per share(b):
         Basic                         $   .11           $    .20          $   .18        $   .61
         Diluted                       $   .11           $    .18          $   .16        $   .56


Note: (a) The 1997 quarterly information presented here differs from the accompanying 1997 Combined Statements of Operations as a result of immaterial operations from Predecessor activities during 1997.

        (b) The quarterly per share data has been restated to give effect to the actual number of Old ICH Shares that were converted to shares of Company common stock during the two year conversion period ended on February 19, 1999.

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

    3.4 Amendment No. 1 to Amended and Restated By-Laws of I.C.H. Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated February 10, 1998)

    10.1 Form of Rights Agreement between I.C.H. Corporation and The Mid-America Bank of Louisville and Trust Company, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 19, 1997)

    10.2 Amendment No. 1 to Rights Agreement between I.C.H. Corporation and The Mid-America Bank of Louisville and Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 10, 1998)

    10.3 Stock Purchase Agreement, dated as of February 7, 1997, by and between I.C.H. Corporation and Valcor, Inc. (incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q dated March 31, 1997)

    10.4 First Amendment to Stock Purchase Agreement, dated as of April 18, 1997, by and between I.C.H. Corporation and Valcor, Inc. (incorporated by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q dated March 31, 1997)

    10.5 Form of Loan Agreement by and between Sybra, Inc. and Atherton Capital Incorporated (incorporated by reference to Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q dated March 31, 1997)

    10.6 Form of Promissory Note executed by Sybra, Inc. in favor of Atherton Capital Incorporated (incorporated by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q dated March 31, 1997)

    10.7 Form of Leasehold/Deed of Trust Mortgage executed by Sybra, Inc. in favor of Atherton Capital Incorporated (incorporated by reference to Exhibit 10.06 to the Company's Quarterly Report on Form 10-Q dated March 31, 1997)

    10.8 Form of Security Agreement executed by Sybra, Inc. in favor of Atherton Capital Incorporated (incorporated by reference to Exhibit
            10.07 to the Company's Quarterly Report on Form 10-Q dated March 31,
            1997)

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

    10.12 Second Amended and Restated Employment Agreement, effective as of September 1, 1998, by and between James R. Arabia and I.C.H. Corporation

    10.13 I.C.H. Corporation Amended and Restated 1997 Employee Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q date June 30, 1998)

    10.14 I.C.H. Corporation 1997 Director Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated December 31, 1997)

    10.15 Commitment Letter, dated July 25, 1997, between FFCA Acquisition Corporation and Sybra, Inc. (incorporated by reference to Exhibit
            10.15 to the Company's Annual Report on Form 10-K dated December 31,
            1997)

    10.16 Form of Loan Agreement between FFCA Acquisition Corporation and Sybra, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K dated December 31, 1997)

    10.17 Form of Promissory Note from Sybra, Inc. to FFCA Acquisition Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K dated December 31, 1997)

    10.18 Form of Mortgage between Sybra, Inc. and FFCA Acquisition Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated December 31, 1997)

    10.19 Asset Purchase Agreement, dated as of November 26, 1997, among Sybra of California, Inc., I.C.H. Corporation, William Brusslan, 294, Inc., American Food Concepts, Inc. and WEB Acquisition Company L.L.C. (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K dated December 31, 1997)

    10.20 Development Agreement, dated as of October 30, 1997, between Arby's, Inc. and Sybra, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K dated December 31, 1997)

    10.21 Asset Purchase Agreement, dated as of February 18, 1998, between Sybra, Inc. and RGS Enterprises of New Jersey, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated March 31, 1998)

    10.22 Asset Purchase Agreement, dated as of February 19, 1998, between Sybra, Inc., Wolverine Food Systems, Inc. and Wolverine Properties, G.P. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated March 31, 1998)

    10.23 Asset Purchase Agreement, dated as of March 11, 1998, among Sybra, Inc., Richard T. Morath, Toni F. Morath and certain affiliated Subchapter S Corporations (incorporated by reference to Exhibit
            10.23 to the Company's Quarterly Report on Form 10-Q dated June 30,
            1998)

    10.24 Asset Purchase Agreement, dated as of August 14, 1998, among Lyon's of California, Inc., ICH Corporation and Lyon's Restaurants, Inc.(incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q dated September 30, 1998)

    10.25 Amendment to Asset Purchase Agreement, dated as of October 6, 1998, among Lyon's of California, Inc., ICH Corporation and Lyon's Restaurants, Inc.(incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q dated September 30, 1998)

    10.26 Commitment Letter dated February 17, 1999, between FFCA Acquisition Corporation and Sybra, Inc.

    27.1    Financial Data Schedule