Form 10-Q
period 1999-03-31
ICH CORP /DE/
filed 1999-05-13
CIK 49588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXHANGE ACT OF 1934
                      For the quarter ended March 31, 1999


                          Commission file number 1-7697


                               I.C.H. Corporation
                               ------------------
              Exact name of Registrant as specified in its charter


     Delaware                                              43-6069928
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                       Identification No.)


9255 Towne Centre Drive, Suite 600, San Diego, California              92121
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code:  (619) 587-8533


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No___


Number of shares of common stock outstanding on March 31, 1999: 2,821,582

                       I.C.H. CORPORATION and SUBSIDIARIES

                                      Index

                                                                            Page
                                                                          Number
                                                                          ------
Part I.    Financial Information

Item 1.    Financial Statements                                              3

              Consolidated Balance Sheets - December 31, 1998
              and March 31, 1999                                             3

              Consolidated Statements of Operations for the
              Three Months ended March 31, 1998 and for the
              Three Months ended March 31, 1999                              4

              Consolidated Statements of Cash Flows for the
              Three Months ended March 31, 1998 and for the
              Three Months ended March 31, 1999                              5

              Notes to Consolidated Financial Statements                     6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        11

Part II.

Item 5.    Other Information                                                14

Item 6.    Exhibits and Reports on Form 8-K                                 15

           Signatures                                                       16


                       I.C.H. CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                     As of               As of
                                                               December 31, 1998     March 31, 1999
                                                               -----------------     --------------
                                                                                       (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                       $  9,235            $  8,416
     Accounts receivable                                                1,293               1,092
     Inventories                                                        2,828               2,747
     Deferred income taxes                                              1,137               1,137
     Other current assets--net                                          4,473               4,369
                                                                     --------            --------

                                  Total current assets                 18,966              17,761

Property and equipment, net                                            40,141              42,163
Intangible assets, net                                                 47,462              45,882
Other assets                                                            4,326               4,765
Deferred income taxes                                                   2,571               2,777
                                                                     --------            --------

                                   Total assets                      $113,466            $113,348
                                                                     ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $  8,254            $  8,070
     Accrued liabilities                                               12,743              12,438
     Current portion of long-term debt                                  4,839               4,823
     Current portion of capital lease obligations                         589                 589
                                                                     --------            --------

                                   Total current liabilities           26,425              25,920
                                                                     --------            --------


Non-current liabilities:
     Long-term debt                                                    63,193              63,205
     Long-term capital lease obligations                                2,484               2,348
     Other liabilities                                                  6,338               6,142
                                                                     --------            --------

                                    Total liabilities                  98,440              97,615
                                                                     --------            --------


Stockholders' Equity:
     Preferred stock, $0.01 par value; 1,000,000
          authorized; none issued and outstanding
     Common stock, $0.01 par value; 9,000,000
          authorized; 2,667,000 outstanding                                28                  28
     Paid-in-capital                                                   12,558              12,558
     Retained earnings                                                  2,440               3,147
                                                                     --------            --------
          Total stockholders' equity                                   15,026              15,733
                                                                     --------            --------
          Total liabilities and stockholders' equity                 $113,466            $113,348
                                                                     ========            ========


               The accompanying Notes are an integral part of the
                        Consolidated Financial Statement

                       I.C.H. CORPORATION and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                       (In thousands except share amounts)

                                           For the three        For the three
                                            Months ended         Months ended
                                          March 31, 1998       March 31, 1999
                                          --------------       --------------
Revenue and other income:
   Restaurant sales                              $28,336              $59,720
   Real estate operations and other                  358                  104
                                                 -------              -------
                                                  28,694               59,824

Cost and expenses:
  Restaurant costs and expenses                   23,357               51,609
  General and administrative                       1,957                3,689
  Depreciation and amortization                    1,271                1,337
  Other                                              247                   --
                                                 -------              -------

Operating income                                   1,862                3,189

  Interest expense                                 1,366                2,001
                                                 -------              -------

Income (loss) before income taxes                    496                1,188

  Provision (benefit) for income taxes               203                  481
                                                 -------              -------

Net income (loss)                                $   293              $   707
                                                 =======              =======

Net income (loss) per share:
  Basic                                             $.11                 $.27
  Diluted                                           $.11                 $.22

Weighted-average common shares
Outstanding (see note)
  Basic                                        2,667,000            2,667,000
  Diluted                                      2,786,000            3,280,000

               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)

                                                                             For the three     For the three
                                                                             months ended      months ended
                                                                             March 31, 1998    March 31, 1999
                                                                             --------------    --------------
Cash flows from operating activities:
Net income (loss)                                                               $   293           $   707
Adjustments to reconcile net income (loss) to cash
     from operating activities:
               Depreciation and amortization                                      1,271             1,337
               Deferred income taxes                                                 13              (206)
Changes in current assets and liabilities:
               Accounts receivable                                                 (286)              201
               Inventories                                                            3                81
               Accounts payable and accrued expenses                              1,284              (489)
               Other, net                                                          (291)              104
                                                                                -------           -------

                          Net cash provided by operating activities               2,287             1,735
                                                                                -------           -------

Cash flows from investing activities:
               Capital expenditures                                              (2,481)           (2,838)
               Proceeds from disposition of property and equipment                    9                --
               Acquisition of restaurant properties                                (577)              (58)
               Other, net                                                           (50)             (635)
                                                                                -------           -------

                          Net cash provided (used) by investing activities       (3,099)           (3,531)
                                                                                -------           -------

Cash flows from financing activities:
              Proceeds from issuance of long-term debt, net                       1,975             1,645
              Repayment of long-term debt and capital
                lease obligation                                                   (713)             (668)
              Other, net                                                             29                --
                                                                                -------           -------

                          Net cash provided (used) by financing activities        1,291               977
                                                                                -------           -------

Net changes in cash and cash equivalents                                            479              (819)
Cash and cash equivalents at beginning of period                                  4,418             9,235
                                                                                -------           -------

Cash and cash equivalents at end of period                                      $ 4,897           $ 8,416
                                                                                =======           -------


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

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)

NOTE 1. BUSINESS

Organization, Business and Summary of Significant Accounting Policies:

Preparation of Iterim Financial Statements

The Consolidated Financial Statements of I.C.H. Corporation (the "Company") and Subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts have been reclassified from previous presentations. These Consolidated Financial Statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in +the Company's latest annual report on Form 10-K.

Organization

I.C.H. Corporation is the post-reorganization successor to ICH Corporation ("Old ICH"). Old ICH, together with its subsidiaries, filed voluntary petitions for relief under Chapter 11 on October 10, 1995. The Company's plan of reorganization (the "Reorganization Plan") was confirmed February 7, 1997 and became effective on February 19, 1997 (the "Effective Date"). Until its acquisition of Sybra, Inc., the Company had no significant business operations.

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

Business and Presentation

The accompanying Consolidated Financial Statements labeled "Company" include the accounts of the Company and its wholly-owned subsidiaries, principally Sybra, Inc. ("Sybra") and Lyon's of California, Inc. ("Lyon's"). All significant inter-company accounts and transactions have been eliminated.

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)


Significant Accounting Policies

Fiscal Year. The Company operates on a calendar year basis. Sybra, however, uses a 52/53 week fiscal year ending on the last Saturday of the year and Lyon's uses a 52/53 week fiscal year ending on the last Sunday of the year. Accordingly, the accompanying financial statements include Sybra's results for the periods ended March 28, 1998 and April 3, 1999 and Lyon's results for the period ended April 4, 1999.

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

Goodwill is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for the restaurants as a group. The Company believes that no material impairment of goodwill exists at March 31, 1999.

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

Earnings Per Share. In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of both basic and diluted earnings per share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the year (see Note 4).

Segment Reporting. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 Disclosures about Segments of an Enterprise and Related Information during the year ended December 31, 1998. This Statement supersedes substantially all the reporting requirements previously required under SFAS No. 14 Financial Reporting for Business Segments of an Enterprise and establishes standards for reporting information about operating segments and requires certain disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, the determination of segments to be reported in the financial statements is to be consistent with the manner in which management organizes and evaluates the internal organization to make operating decisions and assess performance. This statement also allows a Company to aggregate similar segments for reporting purposes. Management has determined that its operating units can be aggregated into one segment. Additionally, as the Company operates restaurants within the U.S. and no customer accounts for more that 10% of sales, no segment disclosures have been included in the accompanying notes to the consolidated financial statements.

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)

NOTE 2. ACQUISITION

LYON'S

On December 14, 1998, the Company acquired substantially all of the assets of Lyon's restaurants for $22,600. The Company incurred $16,500 in acquisition indebtedness and paid the remainder of the purchase price with cash and a $600 note payable to the seller. The Company also issued 125,000 warrants to purchase share of the Company's common stock at $.01 per share to USRP (Finance), LLC as part of the financing of the Lyon's acquisition. The acquisition was recorded under the purchase method of accounting.

The purchase price was allocated to identifiable tangible and intangible assets and liabilities based on their estimated fair values, with the excess of the purchase over the fair value of such net assets acquired reflected as goodwill, as follows:

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
                                                                       =======

NOTE 3.  LONG-TERM DEBT

Long-term debt consists of the following as of:

                                                   December 31, 1998   March 31, 1999
                                                   -----------------   --------------
Term loan, 10.63%, payable monthly
           through 2012                                 $32,319            $31,874

Loan, 14.40%                                              9,000              7,764

Acquisition indebtedness due in 1999                      2,000              2,000

Term loan, 12.75%  payable monthly
           through February 1, 2011                      16,500             16,500

Other                                                     8,213              9,890
                                                        -------            -------
                                                         68,032             68,028
Less: current portion                                     4,839              4,823
                                                        -------            -------

Total                                                   $63,193            $63,205
                                                        =======            =======

The term loan bearing interest at 10.63% has a weighted-average maturity of 12.5 years and is collateralized by substantially all of the restaurant equipment owned by Sybra. The loan agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants. As of March 31, 1999, the Company was in compliance with all such covenants.

As an element of certain sale/leaseback transactions completed by the Company, Sybra received $9,000 as a loan. The loan element of the transaction carries an interest rate of approximately 14.40% and may be repaid at any time without penalty. If not repaid in full earlier than December 31, 1999, the loan amortizes over 20 years. The Company currently intends on refinancing this loan prior to fiscal 2000.

                       I.C.H. CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)

On December 14, 1998, the Company entered into a term loan agreement for the acquisition of Lyon's Restaurants with USRP(Finance),LLC. The 12.75% term loan matures in 12 years and is collateralized by substantially all of the assets of Lyon's. The agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge ratio and other provisions and restrictive covenants.

The Company also has sixteen separate notes for the financing of equipment used in restaurants with a remaining principal balance ranging from $150 to $785, interest rates ranging from 8.52% to 10.11% and with an average remaining maturity of 6 years. These loans are collateralized by equipment.

At March 31, 1999, long-term debt had a fair value that approximates the carrying value.

NOTE 4. EQUITY AND EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents.

                                                               Three months           Three months
                                                                   ended                 ended
                                                              March 31, 1998         March 31, 1999
                                                              --------------         --------------
Income for computation of basic earnings
           per share and diluted earnings per share                  $293                   $ 707
                                                                     ====                   =====

Weighted-average shares for computation
           of basic earnings per share
                                                                     2,667                  2,667
Incremental shares on assumed issuance
           and repurchase of stock options                             116                    613
                                                                     -----                  -----

Weighted-average shares for computation of
           diluted earnings per share                                2,783                  3,280
                                                                     =====                  =====

Basic earnings per share                                             $0.11                  $0.27
                                                                     =====                  =====


Diluted earnings per share                                           $0.11                  $0.22
                                                                     =====                  =====

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

Restaurant costs and expenses include all direct costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation, casualty and general liability insurance costs. Advertising fees paid by the Company's Sybra Subsidiary to the AFA Service Corporation, a non-profit association of Arby's restaurant operators, to develop and prepare advertising materials and to undertake marketing research, are equal to 0.7% of restaurant sales. In addition, the Company operates its restaurants pursuant to licenses which require the Company to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 2.9% of the Company's restaurant sales). The royalty rate for new restaurants (currently 4%) will result in an increase in the Company's aggregate royalty rate as new Arby's restaurants are opened.

General and administrative expenses consist of corporate and regional office expenses, including executive and administrative compensation, office expenses, travel and professional fees.

RESULTS OF OPERATIONS

The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain expense and income items.

                                                    Three Months Ended March 31
                                                    ---------------------------

                                                       1998           1999
                                                       ----           ----
Revenues                                               100.0%         100.0%
Expenses
     Restaurant costs & expenses                        81.4%          86.3%
     General & administrative                            6.8%           6.2%
     Depreciation & amortization                         4.4%           2.2%
     Other                                               0.9%            --
                                                       -----          -----

Operating income                                         6.5%           5.3%
Interest expense                                         4.8%           3.3%
                                                       -----          -----

Income (loss) before taxes                               1.7%           2.0%

Income tax (benefit) expense                             0.7%           0.8%
                                                       -----          -----

Net income (loss)                                        1.0%           1.2%
                                                       -----          -----

Comparison of the Quarter Ended March 31, 1999 and the Quarter Ended March 31, 1998.

Revenues - Revenues were $59.8 million for the first quarter of FY 1999 as compared to $28.7 million for the same period of FY 1998, an increase of $31.1 million or 108%. Sybra's sales for the three month period ended March 31, 1999 were $34.6 million, an increase of $6.0 million or 21% over the prior year comparable period, primarily as a result of a same store sales increase of 6.1% for the period, sales from new store openings and store acquisitions. Sales from the Company's Lyon's restaurants for the three month period ended March 31, 1999 were $25.2 million. Sales from the Company's restaurants are moderately seasonal, with the months of January, February and March historically generating the lowest sales volumes.

Restaurant Costs & Expenses - Restaurant costs and expenses were $51.6 million, or 86.3% of sales, for the first quarter of FY 1999 as compared to $23.4, or 81.4% of sales for the same period of FY 1998, an increase of $28.3 million. Restaurant costs and expenses at Sybra were $28.6 million, or 82.6% of sales for the three month period ending March 31, 1999, as compared to $23.4 million, or 82.4% of sales for the prior period. Restaurant costs and expenses at Lyon's were $23 million, or 91.5% of sales for the three months ending March 31, 1999. As a percent of sales, costs increased as a result of higher labor costs due to increased store manager incentive bonuses from improved store performance.

General and Administrative - General and administrative costs and expenses were $3.7 million, or 6.2% of sales, for the first quarter of FY 1999 as compared to $2.0 million, or 6.8% of sales for the same period of FY 1998, an increase of $1.7 as a result of costs and expenses related to the Lyon's acquisition and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

Depreciation and Amortization - Depreciation and amortization expense was $1.3 million, or 2.2% of sales in the first quarter of FY 1999 as compared to $1.3 million, or 4.4% of sales in the same period of FY 1998.

Interest Expense - Interest expense was $2.0 million in the first quarter of FY 1999 as compared to $1.4 million in the same period of FY 1998, a increase of $635,000 primarily related to interest expense associated with debt incurred for the Lyon's acquisition.

IMPACT OF THE YEAR 2000 ISSUES

The Company has completed its assessment of internal systems and has concluded that its hardware and software are Year 2000 compliant. The Company has concluded that it will not be necessary to replace its retail point of sale hardware. Based on information available at this time, management believes that the remaining costs to implement the program will not be material.

Communication with respect to Year 2000 issues with the Company's customers and suppliers is ongoing. While not expected, the Company may experience delays in receipt of product, which could adversely affect sales and earnings. The Company cannot currently estimate to what extent future operating results might be adversely affected by the possible failure of these third parties to successfully address their Year 2000 issues. However, the Company's program includes actions designed to identify and minimize, where possible, any third party exposures.

Costs to implement the program are based on management's estimates, which were derived utilizing numerous assumptions related to future events. There can be no guarantee that additional costs will not be incurred, or that the objective of the program will be achieved. However, the Company continues to monitor activities related to the program designed to insure Year 2000 readiness. The need for contingency plans will be reviewed throughout 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition, the Lyon's acquisition and the funding of capital expenditures primarily for new store openings. As of March 31, 1999, the Company had outstanding indebtedness for borrowed money of $33.2 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan") and $16.5 million under a term facility with USRP (Finance) LLC (the "USRP Loan"). The Atherton Loan has a weighted-average maturity of 12.5 years, bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the restaurant equipment owned by Sybra and imposes certain financial restrictions and covenants. The USRP Loan has a weighted average maturity of 12 years and a weighted average interest rate of 12.75%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Lyon's and imposes certain financial restrictions and covenants.

The Company's primary source of liquidity during the year was the operation of the restaurants owned by its principal operating subsidiaries, Sybra and Lyon's and debt and lease financing.

In the future, the Company's liquidity and capital resources will primarily depend on the operations of Sybra and Lyon's which, under the provisions of the Company's loan agreements would permit, under certain conditions, distributions and dividends to the Company. Sybra's and Lyon's, like most restaurant businesses, are able to operate with nominal or deficit working capital because all sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing stores is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new stores is generally, although not always, financed by outside lenders. The Company believes that it will continue to be able to secure adequate financing on acceptable terms for new store construction and acquisitions and that cash generated from operations will be adequate to meet its needs for the foreseeable future, although no assurances can be given.

Recent Developments

On January 5, 1999, Sybra entered into a sales/leaseback transaction with CNL Fund Advisors, Inc. ("CNL") for approximately $6.5 million, resulting in a gain, net of closing costs, of approximately $700 and a reduction of $1.1 million to the $9.0 million loan bearing an interest rate at 14.40%. The sale/leaseback transaction relates to ten Arby's restaurant located in Florida. The new leases with CNL have a base term of 20 years.

On February 17, 1999, Sybra executed a new loan commitment letter with FFCA Acquisition Corporation ("FFCA") to finance the construction of up to 15 new Arby's restaurants during the next 18 months. Under the terms of the commitment letter, FFCA has agreed to finance mortgage and equipment loans for up to 15 new Arby's restaurants (of which up to seven sites may involve land leased by Sybra pursuant to long term ground leases) to be built by Sybra, to a maximum of $1.1 million per location.

CAPITAL LOSS CARRY FORWARD

On April 25, 1997, the Company sold its interest in the stock of Bankers Multiple Line Insurance Company, which generated a significant tax loss. Due to limitations pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the capital loss carry forward due to the uncertainty of its existence and realizability.

CAPITAL EXPENDITURES

The Company's capital expenditures were $2.8 million for the three months ended March 31, 1999 which includes new store development as well as store maintenance, store remodel and store renovation capital expenditures. The Company anticipates that Sybra and Lyon's store maintenance, store remodel and store renovation capital expenditures in 1999 (which excludes new store development capital expenditures) will approximate $2.5 million and $2.0 million, respectively. The level of capital expenditures for Sybra's new store development and acquisitions will be dependent upon several factors, including the number of stores constructed and/or acquired as well as the capital structure of any such transactions.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

Exhibit No.               Exhibit Title
-----------               -------------

27.1                      Financial Data Schedule

(b) A Current Report on F 8-K/A, dated February 26, 1999 was filed by the Company during the quarter ended March 31, 1999. Items 5 and 7 were reported thereon.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 1999

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