Form 10-Q
period 1999-06-30
ICH CORP /DE/
filed 1999-08-13
CIK 49588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

                         Commission file number 1-7697

                            ------------------------

                               I.C.H. CORPORATION

              Exact name of Registrant as specified in its charter

                  DELAWARE                             43-6069928
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

          9255 TOWNE CENTRE DRIVE                         92121
                 SUITE 600                             (Zip code)
           SAN DIEGO, CALIFORNIA
  (Address of principal executive offices)

                            ------------------------

Registrant's telephone number, including area code: (858) 587-8533

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

Number of shares of common stock outstanding on June 30, 1999: 2,858,703

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      I.C.H. CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                        -------------
Part I.    Financial Information

Item 1.    Financial Statements
           Consolidated Balance Sheets--December 31, 1998
           and June 30, 1999..........................................................................            3

           Consolidated Statements of Operations for the Three Months ended
           June 30, 1998 and for the Three Months ended June 30, 1999.................................            4

           Consolidated Statements of Operations for the Six Months ended
           June 30, 1998 and for the Six Months ended June 30, 1999...................................            5

           Consolidated Statements of Cash Flows for the Six Months ended
           June 30, 1998 and for the Six Months ended June 30, 1999...................................            6

           Notes to Consolidated Financial Statements.................................................            7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................................           12

Part II.

Item 5.    Other Information..........................................................................           15

Item 6.    Exhibits and Reports on Form 8-K...........................................................           15

           Signatures.................................................................................           16

                      I.C.H. CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                        AS OF            AS OF
                                                                                  DECEMBER 31, 1998  JUNE 30, 1999
                                                                                  -----------------  -------------
                                                                                            (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash and cash equivalents.....................................................     $     9,235      $     8,139
  Accounts receivable...........................................................           1,293              922
  Inventories...................................................................           2,828            3,023
  Deferred income taxes.........................................................           1,137            1,137
  Other current assets--net.....................................................           4,473            2,947
                                                                                        --------     -------------
    Total current assets........................................................          18,966           16,168
Property and equipment, net.....................................................          40,141           43,573
Intangible assets, net..........................................................          47,462           46,563
Other assets....................................................................           4,326            6,854
Deferred income taxes...........................................................           2,571            2,777
                                                                                        --------     -------------
    Total assets................................................................     $   113,466      $   115,935
                                                                                        --------     -------------
                                                                                        --------     -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..............................................................     $     8,254      $     7,567
  Accrued liabilities...........................................................          12,743           14,319
  Current portion of long-term debt.............................................           4,839            2,823
  Current portion of capital lease obligations..................................             589              589
                                                                                        --------     -------------
    Total current liabilities...................................................          26,425           25,298
                                                                                        --------     -------------
Non-current liabilities:
  Long-term debt................................................................          63,193           63,734
  Long-term capital lease obligations...........................................           2,484            2,190
  Other liabilities.............................................................           6,338            7,487
                                                                                        --------     -------------
    Total liabilities...........................................................          98,440           98,709
                                                                                        --------     -------------
Stockholders' Equity:
  Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding
  Common stock, $0.01 par value; 19,000,000 authorized; 2,858,703 outstanding...              28               29
  Paid-in-capital...............................................................          12,558           12,615
  Retained earnings.............................................................           2,440            4,582
                                                                                        --------     -------------
    Total stockholders' equity..................................................          15,026           17,226
                                                                                        --------     -------------
    Total liabilities and stockholders' equity..................................     $   113,466      $   115,935
                                                                                        --------     -------------
                                                                                        --------     -------------

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
                      (In thousands except share amounts)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     --------------------------
                                                                                         1998          1999
                                                                                     ------------  ------------
Revenue and other income:
  Restaurant sales.................................................................  $     30,850  $     61,016
  Other............................................................................           394            68
                                                                                     ------------  ------------
                                                                                           31,244        61,084

Cost and expenses:
  Restaurant costs and expenses....................................................        25,402        51,426
  General and administrative.......................................................         1,899         3,789
  Depreciation and amortization....................................................         1,327         1,405
  Other............................................................................           299            63
                                                                                     ------------  ------------
Operating income...................................................................         2,317         4,401
  Interest expense.................................................................         1,439         1,989
                                                                                     ------------  ------------
Income before income taxes.........................................................           878         2,412
  Provision (benefit) for income taxes.............................................           347           977
                                                                                     ------------  ------------
Net income.........................................................................  $        531  $      1,435
                                                                                     ------------  ------------
                                                                                     ------------  ------------

Net income per share:
  Basic............................................................................  $        .20  $        .51
  Diluted..........................................................................  $        .18  $        .41
Weighted-average common shares
Outstanding (see note)
  Basic............................................................................     2,667,000     2,840,000
  Diluted..........................................................................     2,951,000     3,523,000

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
                      (In thousands except share amounts)

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     --------------------------
                                                                                         1998          1999
                                                                                     ------------  ------------
Revenue and other income:
  Restaurant sales.................................................................  $     59,186  $    120,736
  Other............................................................................           752           172
                                                                                     ------------  ------------
                                                                                           59,938       120,908

Cost and expenses:
  Restaurant costs and expenses....................................................        48,759       103,035
  General and administrative.......................................................         3,856         7,415
  Depreciation and amortization....................................................         2,598         2,742
  Other............................................................................           546           125
                                                                                     ------------  ------------
Operating income...................................................................         4,179         7,591
  Interest expense.................................................................         2,805         3,991
                                                                                     ------------  ------------
Income before income taxes.........................................................         1,374         3,600
  Provision (benefit) for income taxes.............................................           550         1,458
                                                                                     ------------  ------------
Net income.........................................................................  $        824  $      2,142
                                                                                     ------------  ------------
                                                                                     ------------  ------------

Net income per share:
  Basic............................................................................  $        .32  $        .77
  Diluted..........................................................................  $        .30  $        .65
Weighted-average common shares
Outstanding (see note)
  Basic............................................................................     2,608,000     2,782,000
  Diluted..........................................................................     2,793,000     3,275,000

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (In thousands)

                                                                                                  FOR THE SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                                 --------------------
                                                                                                   1998       1999
                                                                                                 ---------  ---------
Cash flows from operating activities:
Net income.....................................................................................  $     824  $   2,142
Adjustments to reconcile net income to cash
  from operating activities:
    Depreciation and amortization..............................................................      2,598      2,742
    Deferred income taxes......................................................................        147       (206)
Changes in current assets and liabilities:
    Accounts receivable........................................................................        451       (154)
    Inventories................................................................................       (166)      (195)
    Accounts payable and accrued expenses......................................................      2,416        889
    Other, net.................................................................................       (830)       225
                                                                                                 ---------  ---------
      Net cash provided by operating activities................................................      5,440      5,443
                                                                                                 ---------  ---------
Cash flows from investing activities:
    Capital expenditures.......................................................................     (4,962)    (5,041)
    Proceeds from disposition of property and equipment........................................        718         --
    Acquisition of restaurant properties.......................................................     (5,387)    (1,351)
    Other, net.................................................................................        935      1,638
                                                                                                 ---------  ---------
      Net cash provided (used) by investing activities.........................................     (8,696)    (4,754)
                                                                                                 ---------  ---------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt, net..............................................      4,325      2,810
    Repayment of long-term debt and capital lease obligation...................................     (1,443)    (4,653)
    Other, net.................................................................................         26         58
                                                                                                 ---------  ---------
      Net cash provided (used) by financing activities.........................................      2,908     (1,785)
                                                                                                 ---------  ---------
Net changes in cash and cash equivalents.......................................................       (348)    (1,096)
Cash and cash equivalents at beginning of period...............................................      4,418      9,235
                                                                                                 ---------  ---------
Cash and cash equivalents at end of period.....................................................  $   4,070  $   8,139
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

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

    On the Effective Date, all of the outstanding equity securities ("Old ICH Common Stock" and "Old ICH Preferred Stock", collectively the "Old ICH Stock") of Old ICH were canceled. Holders of Old ICH Stock had two years from the Effective Date in which to exchange their canceled shares for the Company's common stock. Generally, holders of the canceled Old ICH shares were entitled to receive 0.0269 shares of the Company's common stock for each share of Old ICH Common Stock and 0.2 shares of the Company's common stock for each share of Old ICH Preferred Stock. 2,549,281 shares of the Company's Common Stock were issued in exchange for Old ICH Stock during the two year conversion period which ended on February 19, 1999.

BUSINESS AND PRESENTATION

    The accompanying Consolidated Financial Statements labeled "Company" include the accounts of the Company and its wholly-owned subsidiaries, principally Sybra, Inc. ("Sybra") and Lyon's of California, Inc. ("Lyon's"). All significant inter-company accounts and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

    FISCAL YEAR. The Company operates on a calendar year basis. Sybra, however, uses a 52/53 week fiscal year ending on the last Saturday of the year and Lyon's uses a 52/53 week fiscal year ending on the last

                      I.C.H. CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE 1. BUSINESS (CONTINUED)
Sunday of the year. Accordingly, the accompanying financial statements include Sybra's results for the periods ended June 27, 1998 and July 3, 1999 and Lyon's results for the period ended July 4, 1999.

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

Buildings........................................................  40 years
                                                                   5-10
Restaurant equipment.............................................  years

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

    Goodwill is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for the restaurants as a group. The Company believes that no material impairment of goodwill exists at June 30, 1999.

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

                      I.C.H. CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE 1. BUSINESS (CONTINUED)
    EARNINGS PER SHARE. In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of both basic and diluted earnings per share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the year (see Note 4).

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

    The purchase price was allocated to identifiable tangible and intangible assets and liabilities based on their estimated fair values, with the excess of the purchase price over the fair value of such net assets acquired reflected as goodwill, as follows:

Current assets and liabilities, net................................................  $   1,409
Other intangibles, excluding goodwill..............................................      2,057
Goodwill...........................................................................      7,734
Tangible assets....................................................................     11,400
                                                                                     ---------
Purchase price.....................................................................  $  22,600
                                                                                     ---------
                                                                                     ---------

                      I.C.H. CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE 3. LONG-TERM DEBT

    Long-term debt consists of the following as of:

                                                                                  DECEMBER 31, 1998  JUNE 30, 1999
                                                                                  -----------------  -------------
Term loan, 10.63%, payable monthly through 2012.................................      $  32,319       $    31,415
Loan, 14.40%....................................................................          9,000             7,764
Acquisition indebtedness due in 1999............................................          2,000               801
Term loan, 12.75% payable monthly through February 1, 2011......................         16,500            16,237
Other...........................................................................          8,213            10,340
                                                                                        -------      -------------
                                                                                         68,032            66,557
Less: current portion...........................................................          4,839             2,823
                                                                                        -------      -------------
Total...........................................................................      $  63,193       $    63,734
                                                                                        -------      -------------
                                                                                        -------      -------------

    The term loan bearing interest at 10.63% has a weighted-average remaining maturity of 10.5 years and is collateralized by substantially all of the restaurant equipment owned by Sybra. The loan agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants. As of June 30, 1999, the Company was in compliance with all such covenants.

    As an element of certain sale/leaseback transactions completed by the Company, Sybra received $9,000 as a loan. The loan element of the transaction carries an interest rate of approximately 14.40% and may be repaid at any time without penalty. If not repaid in full earlier than December 31, 1999, the loan amortizes over 20 years. The Company currently intends on refinancing this loan prior to fiscal 2000, although no assurances can be given.

    On December 14, 1998, the Company entered into a term loan agreement for the acquisition of Lyon's Restaurants with USRP (Finance), LLC. The 12.75% term loan matures in 12 years and is collateralized by substantially all of the assets of Lyon's. The agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge ratio and other provisions and restrictive covenants. As of June 30, 1999, the Company was in compliance with all such covenants.

    The Company also has sixteen separate notes for the financing of equipment used in restaurants with remaining principal balances ranging from $150 to $785, interest rates ranging from 8.52% to 10.11% and with an average remaining maturity of 6 years. These loans are collateralized by equipment.

    At June 30, 1999, long-term debt had a fair value that approximates the carrying value.

                      I.C.H. CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE 4. EQUITY AND EARNINGS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents.

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                                  --------------------
                                                                                                    1998       1999
                                                                                                  ---------  ---------
Income for computation of basic earnings per share and diluted earnings per share...............  $     824  $   2,142
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
Weighted-average shares for computation of basic earnings per share.............................      2,608      2,782
Incremental shares on assumed issuance and repurchase of stock options..........................        185        493
                                                                                                  ---------  ---------
Weighted-average shares for computation of diluted earnings per share...........................      2,793      3,275
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
Basic earnings per share........................................................................  $    0.32  $    0.77
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
Diluted earnings per share......................................................................  $    0.30  $    0.65
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

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

    Restaurant costs and expenses include all direct costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation, casualty and general liability insurance costs. Advertising fees paid by the Company's Sybra subsidiary to the AFA Service Corporation, a non-profit association of Arby's restaurant operators, to develop and prepare advertising materials and to undertake marketing research, are equal to 0.7% of restaurant sales. In addition, the Company operates its restaurants pursuant to licenses which require the Company to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 3.1% of the Company's restaurant sales). The royalty rate for new restaurants (currently 4%) will result in an increase in the Company's aggregate royalty rate as new Arby's restaurants are opened.

    General and administrative expenses consist of corporate and regional office expenses, including executive and administrative compensation, office expenses, travel and professional fees.

RESULTS OF OPERATIONS

    The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain expense and income items.

                                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                        JUNE 30,              JUNE 30,
                                                                                  --------------------  --------------------
                                                                                    1998       1999       1998       1999
                                                                                  ---------  ---------  ---------  ---------
Revenues........................................................................      100.0%     100.0%     100.0%     100.0%
Expenses
  Restaurant costs & expenses...................................................       81.3%      84.2%      81.3%      85.2%
  General & administrative......................................................        6.1%       6.2%       6.4%       6.1%
  Depreciation & amortization...................................................        4.2%       2.3%       4.3%       2.3%
  Other.........................................................................        1.0%       0.1%       1.0%       0.1%
                                                                                  ---------  ---------  ---------  ---------

Operating income................................................................        7.4%       7.2%       7.0%       6.3%
Interest expense................................................................        4.6%       3.3%       4.7%       3.3%
                                                                                  ---------  ---------  ---------  ---------

Income (loss) before taxes......................................................        2.8%       3.9%       2.3%       3.0%
Income tax (benefit) expense....................................................        1.1%       1.6%       0.9%       1.2%
                                                                                  ---------  ---------  ---------  ---------

Net income (loss)...............................................................        1.7%       2.3%       1.4%       1.8%
                                                                                  ---------  ---------  ---------  ---------

    COMPARISON OF THE QUARTER ENDED JUNE 30, 1999 AND THE QUARTER ENDED JUNE 30, 1998.

    Revenues--Revenues were $61.1 million for the second quarter of FY 1999 as compared to $31.2 million for the same period of FY 1998, an increase of $29.8 million or 96%. Sybra's sales for the three month period ended June 30, 1999 were $35.8 million, an increase of $4.8 million or 16% over the prior year comparable period, primarily as a result of a same store sales increase of 3.8% for the period, sales from new store openings and store acquisitions. Sales from the Company's Lyon's restaurants for the three month period ended June 30, 1999 were $25.3 million.

    Restaurant Costs & Expenses--Restaurant costs and expenses were $51.4 million, or 84.2% of sales, for the second quarter of FY 1999 as compared to $25.4, or 81.3% of sales for the same period of FY 1998, an increase of $26.0 million. Restaurant costs and expenses at Sybra were $28.7 million, or 80.4% of sales for the three month period ending June 30, 1999, as compared to $25.4 million, or 82.3% of sales for the prior period. Restaurant costs and expenses at Lyon's were $22.7 million, or 89.6% of sales for the three months ending June 30, 1999. As a percent of sales, costs increased due to the mix of higher costs as a result of the Lyon's restaurants.

    General and Administrative--General and administrative costs and expenses were $3.8 million, or 6.2% of sales, for the second quarter of FY 1999 as compared to $1.9 million, or 6.1% of sales for the same period of FY 1998, an increase of $1.9 million as a result of costs and expenses related to the Lyon's acquisition and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

    Depreciation and Amortization--Depreciation and amortization expense was $1.4 million, or 2.3% of sales in the second quarter of FY 1999 as compared to $1.3 million, or 4.2% of sales in the same period of FY 1998.

    Interest Expense--Interest expense was $2.0 million in the second quarter of FY 1999 as compared to $1.4 million in the same period of FY 1998, an increase of $550 primarily related to interest expense associated with debt incurred for the Lyon's acquisition.

    COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND THE SIX MONTHS ENDED JUNE 30, 1998.

    Revenues--Revenues were $120.9 million for the six months ended June 30, 1999 as compared to $59.9 million for the same period of FY 1998, an increase of $61.0 million or 102%. Sybra's sales for the six months ended June 30, 1999 were $70.4 million, an increase of $11.1 million or 19% over the prior year comparable period, primarily as a result of a same store sales increase of 4.4% for the period, sales from new store openings and store acquisitions. Sales from the Company's Lyon's restaurants for the six months ended June 30, 1999 were $50.5 million.

    Restaurant Costs & Expenses--Restaurant costs and expenses were $103.0 million, or 85.2% of sales, for the six months ended June 30, 1999 as compared to $48.8 million, or 81.3% of sales for the same period of FY 1998, an increase of $54.3 million. Restaurant costs and expenses at Sybra were $57.3 million, or 81.5% of sales for the six months ended June 30, 1999, as compared to $48.8 million, or 82.2% of sales for the prior period. Restaurant costs and expenses at Lyon's were $45.7 million, or 90.6%, of sales for the six months ended June 30, 1999. As a percent of sales, costs increased due to the mix of higher costs as a result of the Lyon's restaurants.

    General and Administrative--General and administrative costs and expenses were $7.4 million, or 6.1% of sales, for the six months ended June 30, 1999 as compared to $3.9 million, or 6.4% of sales for the same period of FY 1998, an increase of $3.6 million as a result of costs and expenses related to the Lyon's acquisition and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

    Depreciation and Amortization--Depreciation and amortization expense was $2.7 million, or 2.3% of sales for the six months ended June 30, 1999 as compared to $2.6 million, or 4.3% of sales in the same period of FY 1998.

    Interest Expense--Interest expense was $4.0 million for the six months ended June 30, 1999 as compared to $2.8 million in the same period of FY 1998, an increase of $1.2 million primarily related to interest expense associated with debt incurred for the Lyon's acquisition.

IMPACT OF THE YEAR 2000 ISSUES

    The Company has completed its assessment of internal systems and has concluded that its hardware and software are Year 2000 compliant. The Company has concluded that it will not be necessary to replace retail point of sale hardware in its Arby's or Lyon's restaurants in order to ensure Year 2000 compliance. Based on information available at this time, management believes that the remaining costs of implementing the Company's Year 2000 readiness program will not be material.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition, the Lyon's acquisition and the funding of capital expenditures primarily for new store openings. As of June 30, 1999, the Company had outstanding indebtedness for borrowed money of $31.42 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan") and $16.2 million under a term facility with USRP (Finance) LLC (the "USRP Loan"). The Atherton Loan has a weighted-average remaining maturity of 10.5 years, bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the restaurant equipment owned by Sybra and imposes certain financial restrictions and covenants. The USRP Loan has a weighted average maturity of 12 years and a weighted average interest rate of 12.75%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Lyon's and imposes certain financial restrictions and covenants.

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

    Recent Developments

    On July 8, 1999, Sybra executed a new loan commitment letter with Fleet Franchise Finance ("Fleet") to provide up to $15 million of leasehold mortgage financing for the development of new Arby's restaurants through December 31, 2000. Under the terms of the commitment letter, Fleet has agreed to finance 90% of the building costs, 100% of the equipment costs and up to $40,000 of related "soft" costs incurred in connection with the construction of the Company's new Arby's restaurants.

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

CAPITAL EXPENDITURES

    The Company's capital expenditures were $5.0 million for the six months ended June 30, 1999 which includes new store development as well as store maintenance, store remodel and store renovation capital expenditures. The Company anticipates that Sybra and Lyon's store maintenance, store remodel and store renovation capital expenditures in 1999 (which excludes new store development capital expenditures) will approximate $2.5 million and $2.0 million, respectively. The level of capital expenditures for Sybra's new store development and acquisitions will be dependent upon several factors, including the number of stores constructed and/or acquired as well as the capital structure of any such transactions.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

  EXHIBIT
    NO.                                                    EXHIBIT TITLE
-----------  ---------------------------------------------------------------------------------------------------------

       3.5   Certificate of Amendment to the Amended and Restated Certificate Of Incorporation of I.C.H. Corporation
             dated June 30, 1999.

     10.27   Loan Commitment Letter, dated July 8, 1999, between Fleet Franchise Finance and I.C.H. Corporation

      27.1   Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 13, 1999

                                I.C.H. CORPORATION

                                By:  /s/ JAMES R. ARABIA
                                     -----------------------------------------
                                     James R. Arabia
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                     EXECUTIVE OFFICER

                                By:  /s/ DAVID A. BRAINARD
                                     -----------------------------------------
                                     David A. Brainard
                                     CHIEF FINANCIAL OFFICER