Form 10-Q
period 1999-09-30
ICH CORP /DE/
filed 1999-11-15
CIK 49588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999
                         Commission file number 1-7697

                            ------------------------

                               I.C.H. CORPORATION

              Exact name of Registrant as specified in its charter

           DELAWARE                   43-6069928
 (State or other jurisdiction       (IRS Employer
              of                 Identification No.)
incorporation or organization)

   9255 TOWNE CENTRE DRIVE              92121
          SUITE 600                   (Zip code)
    SAN DIEGO, CALIFORNIA
    (Address of principal
      executive offices)

    Registrant's telephone number, including area code: (858) 587-8533

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    Number of shares of common stock outstanding on September 30, 1999:
2,836,113.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      I.C.H. CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets--December 31, 1998 and September
          30, 1999....................................................      3

          Consolidated Statements of Operations for the Three Months
          ended
          September 30, 1998 and for the Three Months ended September
          30, 1999....................................................      4

          Consolidated Statements of Operations for the Nine Months
          ended September 30, 1998 and for the Nine Months ended
          September 30, 1999..........................................      5

          Consolidated Statements of Cash Flows for the Nine Months
          ended September 30, 1998 and for the Nine Months ended
          September 30, 1999..........................................      6

          Notes to Consolidated Financial Statements..................      7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     12

Part II.

Item 5.   Other Information...........................................     16

Item 6.   Exhibits and Reports on Form 8-K............................     16

          Signatures..................................................     17

                      I.C.H. CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 AS OF           AS OF
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  9,235       $  7,542
  Accounts receivable.......................................       1,293            883
  Inventories...............................................       2,828          3,165
  Deferred income taxes.....................................       1,137          1,137
  Other current assets, net.................................       4,473          2,777
                                                                --------       --------
  Total current assets......................................      18,966         15,504
Property and equipment, net.................................      40,141         45,911
Intangible assets, net......................................      47,462         46,600
Deferred income taxes.......................................       2,571          2,777
Other assets................................................       4,326          6,699
                                                                --------       --------
              Total liabilities.............................    $113,466       $117,491
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  8,254       $  8,226
  Accrued liabilities.......................................      12,743         14,000
  Current portion of long-term debt.........................       4,839          2,823
  Current portion of capital lease obligations..............         589            589
                                                                --------       --------
  Total current liabilities.................................      26,425         25,638

Non-current liabilities:
  Long-term debt............................................      63,193         63,943
  Long-term capital lease obligations.......................       2,484          1,987
  Other liabilities.........................................       6,338          7,708
                                                                --------       --------
  Total liabilities.........................................      98,440         99,276
                                                                --------       --------

Stockholders' Equity:
  Preferred stock, $0.01 par value; 1,000,000 authorized;
    none issued and outstanding Common stock, $0.01 par
    value; 19,000,000 authorized; 2,836,113 outstanding.....          28             29
  Paid-in-capital...........................................      12,558         12,394
  Retained earnings.........................................       2,440          5,792
                                                                --------       --------
      Total stockholders' equity............................      15,026         18,215
                                                                --------       --------
      Total liabilities and stockholders' equity............    $113,466       $117,491
                                                                ========       ========

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED

                                                                     FOR THE
                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
Revenue and other income:
  Restaurant sales..........................................  $  33,190   $  61,127
  Other.....................................................        (16)        166
                                                              ---------   ---------
        Total Revenues......................................     33,174      61,293
Cost and expenses:
  Restaurant costs and expenses.............................     27,649      52,259
  General and administrative................................      2,133       3,489
  Depreciation and amortization.............................      1,157       1,386
  Other.....................................................         --          62
                                                              ---------   ---------
Operating income............................................      2.235       4,097
  Interest expense..........................................      1,443       2,062
                                                              ---------   ---------
Income from continuing operations before income taxes.......        792       2,035
  Provision for income taxes................................        316         824
                                                              ---------   ---------
Income from continuing operations...........................        476       1,211
Gain from sale of discontinued operations...................        388          --
                                                              ---------   ---------
Net income..................................................  $     864   $   1,211
                                                              =========   =========
Income from continuing operations per share:
  Basic.....................................................  $     .18   $     .43
  Diluted...................................................  $     .16   $     .34
Gain from discontinued operations per share
  Basic.....................................................  $     .14          --
  Diluted...................................................  $     .13          --
Net income per share:
  Basic.....................................................  $     .32   $     .43
  Diluted...................................................  $     .30   $     .34
Weighted-average common shares outstanding (see Note 4)
  Basic.....................................................  2,667,000   2,847,000
  Diluted...................................................  2,904,000   3,603,000

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                     FOR THE
                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
Revenue and other income:
  Restaurant sales..........................................  $  92,376   $ 181,863
  Other.....................................................        736         338
                                                              ---------   ---------
  Total Revenues............................................     93,112     182,201
Cost and expenses:
  Restaurant costs and expenses.............................     76,408    155, 294
  General and administrative................................      5,989      10,904
  Depreciation and amortization.............................      3,755       4,128
  Other.....................................................        546         187
                                                              ---------   ---------
Operating income............................................      6,414      11,688
  Interest expense..........................................      4,248       6,053
                                                              ---------   ---------
Income from continuing operations before income taxes.......      2,166       5,635
  Provision for income taxes................................        866       2,282
                                                              ---------   ---------
Income from continuing operations...........................      1,300       3,353
Gain from sale of discontinued operations...................        388          --
                                                              ---------   ---------
Net income..................................................  $   1,688   $   3,353
                                                              =========   =========
Income from continuing operations per share:
  Basic.....................................................  $     .49   $    1.20
  Diluted...................................................  $     .46   $     .96
Gain from discontinued operations per share:
  Basic.....................................................  $     .15          --
  Diluted...................................................  $     .14   $      --
Net income per share:
  Basic.....................................................  $     .64   $    1.20
  Diluted...................................................  $     .59   $     .96
Weighted-average common shares outstanding (see Note 4)
  Basic.....................................................  2,637,000   2,796,000
  Diluted...................................................  2,839,000   3,503,000

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED

                                 (IN THOUSANDS)

                                                                    FOR THE
                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1999
                                                              ---------   --------
Cash flows from operating activities:
Net income..................................................  $   1,688   $  3,353
Gain from sale of subsidiary................................       (388)        --
Adjustments to reconcile net income to cash from operating
  activities:
  Depreciation and amortization.............................      3,856      4,128
  Deferred income taxes.....................................        147       (206)
Changes in current assets and liabilities:
  Accounts receivable.......................................         30       (115)
  Inventories...............................................       (216)      (337)
  Accounts payable and accrued expenses.....................      2,805      1,229
  Other, net................................................     (1,096)       394
                                                              ---------   --------
            Net cash provided by operating activities.......      6,826      8,446
                                                              ---------   --------
Cash flows from investing activities:
  Capital expenditures......................................     (8,089)    (8,246)
  Proceeds from disposition of property and equipment.......        758         --
  Acquisition of restaurant properties......................     (5,970)    (1,351)
  Sale of subsidiary........................................      2,955         --
  Other, net................................................       (617)     1,458
                                                              ---------   --------
            Net cash used by investing activities...........    (10,963)    (8,139)
                                                              ---------   --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net.............      6,195      3,726
  Repayment of long-term debt and capital lease
    obligation..............................................     (1,937)    (5,563)
  Issuance of common stock..................................         --        119
  Repurchases of common stock...............................         --       (282)
  Other, net................................................         26         --
                                                              ---------   --------
            Net cash provided (used) by financing
              activities....................................      4,284     (2,000)
                                                              ---------   --------
Net changes in cash and cash equivalents....................        147     (1,693)
Cash and cash equivalents at beginning of period............      4,418      9,235
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $   4,565   $  7,542
                                                              =========   ========

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

    On the Effective Date, all of the outstanding equity securities ("Old ICH Common Stock" and "Old ICH Preferred Stock", collectively the "Old ICH Stock") of Old ICH were canceled. Holders of Old ICH Stock had two years from the Effective Date in which to exchange their canceled shares for the Company's common stock. Generally, holders of the canceled Old ICH shares were entitled to receive 0.0269 shares of the Company's common stock for each share of Old ICH Common Stock and 0.2 shares of the Company's common stock for each share of Old ICH Preferred Stock. 2,599,281 shares of the Company's Common Stock were issued in exchange for Old ICH Stock during the two year conversion period which ended on February 19, 1999.

BUSINESS AND PRESENTATION

    The accompanying Consolidated Financial Statements labeled "Company" include the accounts of the Company and its wholly-owned subsidiaries, principally Sybra, Inc. ("Sybra") and Lyon's of California, Inc. ("Lyon's"). All significant inter-company accounts and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

    FISCAL YEAR. The Company operates on a calendar year basis. Sybra, however, uses a 52/53 week fiscal year ending on the Saturday closest to December 31st and Lyon's uses a 52/53 week fiscal year ending on the Sunday closest to December 31st. Accordingly, the accompanying financial statements

                      I.C.H. CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE 1.  BUSINESS (CONTINUED)

include Sybra's results for the periods ended September 26, 1998 and October 2, 1999 and Lyon's results for the period ended October 3, 1999.

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

Buildings...................................................  40 years
Restaurant equipment........................................  5-10 years

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

    Goodwill is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for the restaurants as a group. The Company believes that no material impairment of goodwill exists at September 30, 1999.

    INCOME TAXES. Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

    ADVERTISING EXPENSES.  All advertising costs are expensed as incurred.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosure of contingent assets and liabilities. While actual results could differ from those estimates, management

                      I.C.H. CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE 1.  BUSINESS (CONTINUED)

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

    The purchase price was allocated to identifiable tangible and intangible assets and liabilities based on their estimated fair values, with the excess of the purchase price over the fair value of such net assets acquired reflected as goodwill, as follows:

Current assets and liabilities, net.........................  $ 1,409
Other intangibles, excluding goodwill.......................    2,057
Goodwill....................................................    7,734
Tangible assets.............................................   11,400
                                                              -------
Purchase price..............................................  $22,600
                                                              =======

                      I.C.H. CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE 3. LONG-TERM DEBT

    Long-term debt consists of the following as of:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1998           1999
                                                      ------------   -------------
Term loan, 10.63%, payable monthly through 2012.....     $32,319        $30,949
Loan, 14.40%........................................       9,000          7,764
Acquisition indebtedness due in 1999................       2,000            801
Term loan, 12.75% payable monthly through
  February 1, 2011..................................      16,500         16,084
Other...............................................       8,213         11,168
                                                         -------        -------
                                                          68,032         66,766
Less: current portion...............................       4,839          2,823
                                                         -------        -------
Total...............................................     $63,193        $63,943
                                                         =======        =======

    The term loan bearing interest at 10.63% has a weighted-average remaining maturity of 10.0 years and is collateralized by substantially all of the restaurant equipment owned by Sybra. The loan agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants. As of September 30, 1999, the Company was in compliance with all such covenants.

    As an element of certain sale/leaseback transactions completed by the Company, Sybra received $9,000 as a loan. The loan element of the transaction carries an interest rate of approximately 14.40% and may be repaid at any time without penalty. If not repaid in full earlier than April 30, 2001, the loan amortizes over 20 years. The Company currently intends on refinancing this loan prior to that date, although no assurances can be given.

    On December 14, 1998, the Company entered into a term loan agreement for the acquisition of Lyon's Restaurants with USRP (Finance), LLC. The 12.75% term loan matures in December 2010 and is collateralized by substantially all of the assets of Lyon's. The agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge ratio and other provisions and restrictive covenants. As of September 30, 1999, the Company was in compliance with all such covenants.

    The Company also has 26 separate notes for the financing of restaurants and equipment used in restaurants with remaining principal balances ranging from $270 to $2.2 million, interest rates ranging from 8.52% to 10.92% and with an average remaining maturity of 12 years. These loans are collateralized by leasehold mortgages and equipment.

    At September 30, 1999, long-term debt had a fair value that approximates the carrying value.

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

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Income for computation of basic earnings per share and
  diluted earnings per share................................   $1,688     $3,353
Weighted-average shares for computation of basic earnings
  per share.................................................    2,637      2,796
Incremental shares on assumed exercise of stock options and
  assumed repurchase of stock...............................      202        707
Weighted-average shares for computation of diluted earnings
  per share.................................................    2,839      3,503
Basic earnings per share....................................   $  .64     $ 1.20
Diluted earnings per share..................................   $  .59     $  .96

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

    Restaurant costs and expenses include all direct costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation, casualty and general liability insurance costs. Advertising fees paid by the Company's Sybra subsidiary to the AFA Service Corporation, a non-profit association of Arby's restaurant operators, to develop and prepare advertising materials and to undertake marketing research, are equal to 0.7% of restaurant sales. In addition, the Company operates its restaurants pursuant to licenses which require the Company to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 3.1% of the Company's restaurant sales). The royalty rate for new restaurants (currently 4.0%) will result in an increase in the Company's aggregate royalty rate as new Arby's restaurants are opened.

    General and administrative expenses consist of corporate and regional office expenses, including executive and administrative compensation, office expenses, travel and professional fees.

RESULTS OF OPERATIONS

    The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain expense and income items.

                                                   THREE MONTHS       NINE MONTHS
                                                      ENDED              ENDED
                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                 ----------------   ----------------
                                                   1998     1999      1998     1999
                                                 --------   -----   --------   -----
Revenues.......................................    100.0%     100%    100.0%     100%
Expenses
  Restaurant costs & expenses..................     83.3%    85.3%     82.1%    85.2%
  General & administrative.....................      6.4%     5.7%      6.4%     6.0%
  Depreciation & amortization..................      3.5%     2.3%      4.0%     2.3%
  Other........................................       --       --       0.6%     0.1%
                                                  ------    -----    ------    -----
Operating income...............................      6.7%     6.7%      6.9%     6.4%
Interest expense...............................      4.3%     3.4%      4.6%     3.3%
                                                  ------    -----    ------    -----
Income before taxes............................      2.4%     3.3%      2.3%     3.1%
Income tax expense.............................      1.0%     1.3%      0.9%     1.3%
                                                  ------    -----    ------    -----
Income from continuing operations..............      1.4%     2.0%      1.4%     1.8%
Gain from sale of discontinued operations            1.2%      --       0.4%      --
                                                  ------    -----    ------    -----
Net income.....................................      2.6%     2.0%      1.8%     1.8%
                                                  ======    =====    ======    =====

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1999 AND THE QUARTER ENDED
  SEPTEMBER 30, 1998.

    Revenues--Revenues were $61.3 million for the third quarter of FY 1999 as compared to $33.2 million for the same period of FY 1998, an increase of $28.1 million or 85%. Sybra's sales for the three month period ended September 30, 1999 were $36.2 million, an increase of $3.0 million or 9.0% over the prior year comparable period, primarily as a result of a same store sales increase of 2.0% for the period, sales from new store openings and store acquisitions. Sales from the Company's Lyon's restaurants for the three month period ended September 30, 1999 were $24.9 million.

    Restaurant Costs & Expenses--Restaurant costs and expenses were $52.3 million, or 85.3% of sales, for the third quarter of FY 1999 as compared to $27.6, or 83.3% of sales for the same period of FY 1998, an increase of $24.6 million. As a percent of sales, costs increased due to the mix of higher costs as a result of the Lyon's restaurants acquisition. Restaurant costs and expenses at Sybra were $29.7 million, or 82.1 % of sales for the three month period ending September 30, 1999, as compared to $27.6 million, or 83.3% of sales for the prior period. Restaurant costs and expenses at Lyon's were $22.5 million, or 90.4% of sales for the three months ending September 30, 1999.

    General and Administrative--General and administrative costs and expenses were $3.5 million, or 5.7% of sales, for the third quarter of FY 1999 as compared to $2.1 million, or 6.4% of sales for the same period of FY 1998, an increase of $1.4 million as a result of additional costs and expenses related to Lyon's and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

    Depreciation and Amortization--Depreciation and amortization expense was $1.4 million, or 2.3% of sales in the third quarter of FY 1999 as compared to $1.2 million, or 3.5% of sales in the same period of FY 1998.

    Interest Expense--Interest expense was $2.1 million in the third quarter of FY 1999 as compared to $1.4 million in the same period of FY 1998, an increase of $700 primarily related to interest expense associated with debt incurred for the Lyon's acquisition.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE NINE MONTHS ENDED
  SEPTEMBER 30, 1998.

    Revenues--Revenues were $182.2 million for the nine months ended September 30, 1999 as compared to $93.1 million for the same period of FY 1998, an increase of $89.1 million or 96%. Sybra's sales for the nine months ended September 30, 1999 were $106.5 million, an increase of $14.1 million or 15% over the prior year comparable period, primarily as a result of a same store sales increase of 3.5% for the period, sales from new store openings and store acquisitions. Sales from the Company's Lyon's restaurants for the nine months ended September 30, 1999 were $75.4 million.

    Restaurant Costs & Expenses--Restaurant costs and expenses were $155.3 million, or 85.2% of sales, for the nine months ended September 30, 1999 as compared to $76.4 million, or 82.1% of sales for the same period of FY 1998, an increase of $78.9 million. As a percent of sales, costs increased due to the mix of higher costs as a result of the Lyon's restaurants acquisition. Restaurant costs and expenses at Sybra were $87.0 million, or 81.8% of sales for the nine months ended September 30, 1999, as compared to $76.4 million, or 82.7% of sales for the prior period. Restaurant costs and expenses at Lyon's were $68.3 million, or 90.5%, of sales for the nine months ended September 30, 1999.

    General and Administrative--General and administrative costs and expenses were $10.9 million, or 6.0% of sales, for the nine months ended September 30, 1999 as compared to $6.0 million, or 6.4% of sales for the same period of FY 1998, an increase of $4.9 million as a result of additional costs and expenses related to Lyon's and increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

    Depreciation and Amortization--Depreciation and amortization expense was $4.1 million, or 2.3% of sales for the nine months ended September 30, 1999 as compared to $3.8 million, or 4.0% of sales in the same period of FY 1998.

    Interest Expense--Interest expense was $6.1 million for the nine months ended September 30, 1999 as compared to $4.2 million in the same period of FY 1998, an increase of $1.9 million primarily related to interest expense associated with debt incurred for the Lyon's acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition, the Lyon's acquisition and the funding of capital expenditures primarily for new store openings. As of September 30, 1999, the Company had outstanding indebtedness for borrowed money of $31.0 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan") and $16.1 million under a term facility with USRP (Finance) LLC (the "USRP Loan"). The Atherton Loan has a weighted-average remaining maturity of 10.0 years, bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the restaurant equipment owned by Sybra and imposes certain financial restrictions and covenants. The USRP Loan matures in December 2010, has a weighted average interest rate of 12.75%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Lyon's and imposes certain financial restrictions and covenants.

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

RECENT DEVELOPMENTS

    Effective as of October 29, 1999, the Company completed the sale of its nine under-performing Arby's units located in Sacramento, California. Also in October, 1999, the Company acquired two operating Arby's restaurants located within the Company's existing markets in Texas and Michigan.

    On November 1, 1999, the Company's board of directors authorized, subject to capital availability, the repurchase, from time to time, of up to 250,000 shares of the Company's common stock or stock equivalents, through open market purchases and/or privately-negotiated transactions.

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

CAPITAL EXPENDITURES

    The Company's capital expenditures were $8.3 million for the nine months ended September 30, 1999 which includes new store development as well as store maintenance, store remodel and store renovation capital expenditures. The Company anticipates that Sybra and Lyon's store maintenance, store remodel and store renovation capital expenditures in 1999 (which excludes new store development capital expenditures) will approximate $2.5 million and $2.0 million, respectively. The level of capital expenditures for Sybra's new store development and acquisitions will be dependent upon several factors, including the number of stores constructed and/or acquired as well as the capital structure of any such transactions.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

       EXHIBIT
         NO.            EXHIBIT TITLE
---------------------   -------------
 27.1                   Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 1999

                                                       I.C.H. CORPORATION

                                                       By:  /s/ JAMES R. ARABIA
                                                            -----------------------------------------
                                                            James R. Arabia
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                            EXECUTIVE OFFICER

                                                       By:  /s/ GLEN V. FRETER
                                                            -----------------------------------------
                                                            Glen V. Freter
                                                            CHIEF FINANCIAL OFFICER