Form 10-K
period 1999-12-31
ICH CORP /DE/
filed 2000-03-29
CIK 49588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
           ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 1-7697

                            ------------------------

                               I.C.H. CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                     43-6069928
    (State or Other Jurisdiction of            (IRS Employer Identification Number)
    Incorporation or Organization)

       9255 TOWNE CENTRE DRIVE,                               92121
              SUITE 600,                                    (Zip Code)
             SAN DIEGO, CA
    (Address of Principal Executive
               Offices)

Registrant's telephone number, including area code: (858) 587-8533

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 22, 2000 was $14,859,977, based on the closing price of the Common Stock as provided by the American Stock Exchange on March 22, 2000.

As of March 22, 2000, there were outstanding 2,864,890 shares of the Registrant's Common Stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

            To jump to a section, double-click on the section name.

                                      10-K

Part I......................................................     2
ITEM 1......................................................     2
ITEM 2......................................................     8
Table 1.....................................................     8
ITEM 3......................................................     8
ITEM 4......................................................     8
PART II.....................................................     9
ITEM 5......................................................     9
Table 2.....................................................     9
ITEM 6......................................................     9
Selected Historical Financial Data (Table 3)................    10
ITEM 7......................................................    11
Table 4.....................................................    12
Table 5.....................................................    14
Table 6.....................................................    15
ITEM 8......................................................    17
ITEM 9......................................................    17
PART III....................................................    17
ITEM 10.....................................................    17
ITEM 11.....................................................    17
ITEM 12.....................................................    17
ITEM 13.....................................................    17
PART IV.....................................................    18
ITEM 14.....................................................    18
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Stockholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Table 7.....................................................   F-9
Table 8.....................................................  F-10
Table 9.....................................................  F-10
Table 10....................................................  F-10
Table 11....................................................  F-11
Table 12....................................................  F-12
Table 13....................................................  F-12
Table 14....................................................  F-12
Table 15....................................................  F-13
Table 16....................................................  F-14
Table 17....................................................  F-15
Table 18....................................................  F-15
Table 19....................................................  F-16
Table 20....................................................  F-17
Table 21....................................................  F-17
Table 22....................................................  F-18
Table 23....................................................  F-20
Table 24....................................................  F-20
Table 25....................................................  F-20
Table 26....................................................  F-20
Table 27....................................................  F-21
Table 28....................................................  F-21

                               EX-1
EX-1........................................................    41

                              EX-27
EX-27.......................................................    43

                                     PART I

ITEM 1. BUSINESS

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

    The Company's principal executive offices are located at 9255 Towne Centre Drive, San Diego, California 92121, and its telephone number is (858) 587-8533.

    On April 30, 1997, the Company acquired all of the outstanding capital stock of Sybra, Inc. ("Sybra"), the second largest franchisee of Arby's restaurants. The aggregate purchase price was approximately $39.8 million which included the repayment of $23.7 million of Sybra indebtedness and an additional $2 million of acquisition indebtedness due to the seller within two years. Concurrently with the Company's acquisition of Sybra, Sybra entered into a sale/leaseback transaction on 61 of its restaurant sites with U.S. Restaurant Properties, Inc. ("USRP"). As of December 31, 1999, Sybra owned and operated 188 Arby's restaurants located primarily in Michigan, Texas, Pennsylvania, New Jersey and Florida.

    On December 14, 1998, the Company acquired substantially all of the assets of the Lyon's restaurant chain, through a newly-formed wholly-owned subsidiary, Lyon's of California, Inc. ("Lyon's"). The aggregate purchase price was approximately $22.6 million, of which $16.5 million was financed by USRP (Finance) LLC. As of December 31, 1999, Lyon's owned and operated a chain of 73 full-service family dining restaurants located in northern California and Oregon.

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

    Consistent with the Company's strategy of expanding its operations through the acquisition of existing Arby's restaurants, Sybra acquired a total of 3 operating Arby's restaurants during 1999.

    To implement the Company's strategy of expanding through the construction and development of new Arby's restaurants, Sybra has entered into a development agreement with Arbys, Inc., the franchisor of Arby's restaurants, which requires Sybra to construct a total of 210 new Arby's restaurants over ten years (the "Development Agreement"). This agreement supersedes a prior agreement which required the development of 150 new restaurants during the same time period. The Development Agreement grants Sybra the exclusive right to build Arby's restaurants in certain areas, primarily in certain northeast markets in Pennsylvania, Washington D.C., Maryland and New Jersey, as well as the exclusive right to build Arby's restaurants in and around the Detroit and Dallas/Fort Worth markets.

    Sybra opened a total of 15 new Arby's restaurants during 1999 (not including the 3 restaurants which were acquired in 1999), exceeding the 1999 annual minimum opening requirement of 12 restaurants set out in the Development Agreement. During the first quarter of 2000, Sybra opened 3 new Arby's restaurants. The number of Arby's restaurants opened in the future may vary depending upon general economic conditions, variability in the time required to obtain necessary permits, the availability of financing and the Company's ability to locate additional suitable restaurant sites. Because Sybra exceeded the annual minimum store opening requirements under the Development Agreement for 1998 and 1999 by a total of 5 stores which can be counted towards future year's development obligations, Sybra is only required to open 11 new stores during 2000 to comply with the Development Agreement. However management currently believes that Sybra will, at a minimum, meet its original annual requirement under the Development Agreement (16 restaurants) for 2000.

    As part of the Company's overall strategy of improving the quality of operations of its existing Arby's and Lyon's restaurants, the Company closely monitors factors affecting the overall profitability of its restaurant operations as well as the profitability of individual restaurants. During 1999, the Company believes it has made improvements in several factors bearing on the overall profitability of its restaurant operations, including reductions in labor and general and administrative costs as a percentage of sales, and increased efficiencies in marketing and advertising. During 1999, the Company also closed 2 restaurants due to unprofitability.

RESTAURANT OPERATIONS

    The Company conducts its restaurant operations principally through two wholly-owned subsidiaries, Sybra, Inc. and Lyon's of California, Inc.

SYBRA, INC.

    As of December 31, 1999, Sybra operated 188 Arby's restaurants as a franchisee of Arby's, Inc. 160 of those restaurants are free-standing units, with the remaining 28 restaurants located in shopping malls or as part of food courts within malls.

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

    Prior to February, 2000, most other food items and supplies purchased by Sybra were warehoused and distributed by AmeriServe, an independent distributor. In January, 2000, the Company began to shift the purchasing, warehousing and distribution of food items and supplies for its Arby's units from AmeriServe to Meadowbrook Meat Company ("MBM"). On January 31, 2000, and while AmeriServe was still purchasing, warehousing and distributing some food items and supplies for the Company's Arby's units, AmeriServe and several of its affiliates filed for chapter 11 protection. As a result of, and immediately following AmeriServe's chapter 11 filing, the Company experienced some sporadic and isolated shortages of certain food products and supplies at some of its Arby's units, although the Company was generally able to obtain those items from other sources. Currently MBM is purchasing, warehousing and distributing to the Company's Arby's units substantially all of the food items and supplies previously furnished by AmeriServe, and the Company currently anticipates no material shortages of food items or other supplies necessary to the operation of its Arby's units.

LYON'S OF CALIFORNIA, INC.

    As of December 31, 1999, the Company owned and operated 73 full-service family dining restaurants operating under the "Lyon's" name and located in California and Oregon, through its wholly-owned subsidiary, Lyon's of California, Inc. The Lyon's restaurant chain was established in northern California more than 30 years ago, and enjoys nearly 100% brand name recognition in that area. Through its decades of continuous operation, the Lyon's chain has developed and retained a loyal customer base by offering its customers traditional American classic foods, sold at value price points and served in a friendly and relaxed environment. Because many of the Company's Lyon's restaurants have occupied their current locations for decades, they have become integral parts of the communities they serve and enjoy prime locations.

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

    While committed to offering the freshest foods available, Lyon's also provides its customers with a significant dining value. Average checks for breakfast, lunch and dinner at Lyon's approximate $6.15, $7.75 and $9.00, respectively, with an overall average of $8.10.

RESTAURANT LAYOUT AND OPERATIONS

    The Lyon's restaurants range in size from 3,600 to 8,200 square feet and 103 to 258 seats, and average approximately 5,100 square feet and 150 seats. The Company leases all of the Lyon's restaurants locations, and owns 16 of its restaurant buildings. Many of the Lyon's restaurants occupy high-visibility and high-traffic locations, near major thoroughfares, important intersections and shopping centers. The Company believes that these prime locations, many of which have operated under the Lyon's banner for decades, cannot be easily replicated by competing restaurant companies, and thus provide an important competitive advantage for Lyon's. Lyon's currently operates 30 24-hour a day restaurants, while the remaining 42 restaurants are typically open from 6:00 a.m. to 12:00 a.m.

RAW MATERIALS

    Lyon's utilizes a centralized purchasing system to purchase its food, beverages and other supplies from a variety of vendors, and has well developed relationships with its key suppliers. Individual restaurant managers are able to place orders for required items directly with the appropriate suppliers, and orders are typically drop-shipped to each restaurant by the applicable distributor. As a result, Lyon's is able to buy many of its products at costs that are among the lowest in the industry and is able to operate without a central warehouse. Lyon's has not experienced any significant shortages of food, beverages, equipment, fixtures or other products, which are necessary to restaurant operations. The Company anticipates no such shortages and believes that alternate suppliers are available in the event any such shortages occur.

FRANCHISE AND DEVELOPMENT AGREEMENTS

GENERAL

    Sybra operates all of its Arby's restaurants as a franchisee of Arby's, Inc. and is the second largest franchisee of Arby's restaurants. The Company owns the "Lyon's" brand and all related trademarks, service marks and goodwill.

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

    Sybra's agreements with Arby's, Inc. also restrict the sale, assignment or transfer of any substantial portion of the assets of Sybra without the prior written consent of Arby's, Inc. However those agreements do not require approval of the assignment, transfer or pledge of all or any part of the assets of Sybra, excluding the Franchise Agreements, or all or any part of the stock of Sybra to banks or other lending institutions as collateral security for loans made directly to or for the benefit of Sybra.

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

DEVELOPMENT AGREEMENT

    Effective as of November 1, 1997, and as amended May 12, 1998, Sybra and Arby's, Inc. entered into a Development Agreement covering nine counties in the Harrisburg-Lancaster-Lebanon-York Dominant Marketing Area ("DMA"), two counties in the Detroit DMA, 12 counties in the Philadelphia DMA, three counties in the Dallas-Fort Worth DMA, seven counties in the Washington, D.C.-Hagerstown, MD DMA, and nine counties in the New York DMA, as well as portions of Baltimore County, MD and Burlington County, NJ. Under the terms of the Development Agreement, Sybra has been granted exclusive rights to develop and operate Arby's restaurants within the covered territories, and is required to develop and commence construction of new Arby's restaurants in accordance with schedules set out in the Development Agreement. Pursuant to the Development Agreement, Sybra is required to submit to Arby's, Inc. for its acceptance each proposed restaurant site and the plans for each new restaurant. Under the Development Agreement, Sybra is currently obligated to open or commence construction of a minimum of 16 restaurants in 2000, 26 restaurants in 2001, and 30 restaurants in each year beginning in 2002 through and including 2006. Although no assurances can be given, Sybra currently anticipates meeting or exceeding all of the development requirements under the Development Agreement.

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

EMPLOYEES

    As of December 31, 1999, the Company had approximately 7,600 employees, none of whom are subject to collective bargaining agreements with the Company or any of its subsidiaries. Employees at five of the Company's Lyon's restaurants are represented by Hotel Employees and Restaurant Employees Local Union 340, and were previously subject to collective bargaining agreements with the former owner of the Lyon's chain. Many of the Company's restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. The Company considers its employee relations to be generally good.

ITEM 2. PROPERTIES

    As of December 31, 1999, the Company operated 261 restaurants in the areas listed below. The Company's land and building leases generally are for terms of 20 years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to a percentage of annual sales in excess of specified amounts.

    The Company leases office space in San Diego, California and New York, New York for its corporate and executive offices and in Flint, Michigan; Sinking Spring, Pennsylvania; Plano, Texas and Tampa, Florida for its regional operations centers.

    The following table sets forth the locations of the restaurants operated by the Company (by state) as of December 31, 1999:

                                                               SYBRA      LYON'S
                                                              --------   --------
California..................................................      0         68
Florida.....................................................     21         --
Maryland....................................................      2         --
Michigan....................................................     52         --
New Jersey..................................................      8         --
Oregon......................................................     --          5
Pennsylvania................................................     34         --
Texas.......................................................     67         --
Virginia....................................................      3         --
West Virginia...............................................      1         --
                                                                ---        ---
  Total:....................................................    188         73
                                                                ===        ===

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any pending legal proceedings which, in management's belief, are likely to have a material adverse effect on the Company, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to the operation of its business. The Company also maintains customary commercial, general liability, workers' compensation and directors and officers insurance policies.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's common stock commenced trading on the American Stock Exchange on July 23, 1997 under the symbol "IH." The following table sets forth, for the periods indicated, the applicable range of the high and low sales prices for the Company's common stock on the American Stock Exchange.

                                                                    1999                  1998
                                                             -------------------   -------------------
                                                               HIGH       LOW        HIGH       LOW
                                                             --------   --------   --------   --------
First Quarter..............................................  9-3/4      3-5/8      4-1/16     3-1/8
Second Quarter.............................................  15-1/2     8-1/4      5-1/2      3-15/16
Third Quarter..............................................  14-7/8     11-5/8     5-1/4      3-3/4
Fourth Quarter.............................................  13-1/8     8-7/16     4-1/2      3-1/4

NUMBER OF STOCKHOLDERS

    The information available indicates that as of March 21, 2000 there were approximately 3,267 holders of record of the Company's common stock.

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

    Accordingly, the selected historical financial data for the four months ended April 30, 1997 and as of and for the years ended December 31, 1996 and December 31, 1995 were derived from the financial statements of the Predecessor. Due to required purchase accounting adjustments relating to the acquisition and certain corporate administrative expenses that are necessary to operate on a stand-alone basis, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor Period") is not comparable to such data for the periods prior to the acquisition (the "Predecessor Period"). Pro forma net income (loss) was derived by retroactively adjusting all prior years as if the acquisition had occurred on January 1, 1995. As such, the effects of purchase accounting, including the impact of the different capital structure of the Predecessor, has been reflected in arriving at pro forma net income (loss) for the prior periods.

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

                                                      COMPANY         PREDECESSOR    COMPANY    COMBINED        PREDECESSOR
                                                -------------------   -----------   ---------   ---------   -------------------
                                                                         FOUR         EIGHT
                                                  YEAR       YEAR       MONTHS       MONTHS       YEAR        YEAR       YEAR
STATEMENT OF EARNINGS DATA                       ENDED      ENDED        ENDED        ENDED       ENDED      ENDED      ENDED
(000'S EXCEPT PER SHARE AMOUNTS)                DEC. 31,   DEC. 31,    APRIL 30,    DEC. 31,    DEC. 31,    DEC. 31,   DEC.31,
(UNAUDITED)                                       1999       1998        1997        1997(A)     1997(A)      1996       1995
--------------------------------                --------   --------   -----------   ---------   ---------   --------   --------
Revenues......................................  $244,879   $140,032     $37,916      $75,006    $112,922    $116,124   $115,531
Cost & Expenses
  Restaurant costs/expenses...................   206,856    113,845      32,006       61,503      93,509      93,867     94,414
  General & administrative....................    15,409      9,479       2,212        5,087       7,299       6,179      6,643
  Depreciation & amortization.................     5,731      4,923       2,006        3,398       5,404       5,972      6,041
  Non-recurring/restructuring Charges.........        --         --          --        1,497       1,497          --         --
  Other.......................................       230        691          --          977         977       1,200        900

Earnings from operations......................    16,653     11,094       1,692        2,544       4,236       8,906      7,533

  Interest expense............................     8,092      6,035         638        3,661       4,299       2,346      2,605
  Income (loss) from continuing operations and
    before taxes..............................     8,561      5,059       1,054       (1,117)        (63)      6,560      4,928
  Provision (benefit) for income taxes........     3,467      2,143         434         (253)        181       2,398      1,913
  Income (loss) from continuing operations....     5,094      2,916         620         (864)       (244)      4,162      3,015
  Gain from sale of discontinued operations...        --        388          --           --          --          --         --

Net Income (loss).............................  $  5,094   $  3,304     $   620      $  (864)   $   (244)   $  4,162   $  3,015

Income (loss) from continuing operations per
  share:
  Basic.......................................  $   1.82   $   1.11          --      $  (.34)         --          --         --
  Diluted.....................................  $   1.47   $   1.01          --      $  (.34)         --          --         --
Gain from discontinued operation per share:
  Basic.......................................        --   $    .15          --           --          --          --         --
  Diluted.....................................        --   $    .13          --           --          --          --         --
Net income (loss) per share:
  Basic.......................................  $   1.82   $   1.26          --      $  (.34)         --          --         --
  Diluted.....................................  $   1.47   $   1.14          --      $  (.34)   $     --          --         --

Pro-forma net income (loss) (b)...............  $  5,094   $  2,916     $  (791)     $   690    $   (101)   $    857   $    206
Other data:
  EBITDA (c)..................................  $ 22,384   $ 16,017     $ 3,698      $ 5,942    $  9,640    $ 14,878   $ 13,574
  EBITDA--Pro forma (c).......................  $ 22,384   $ 16,017     $ 2,212      $ 8,209    $ 10,421    $ 12,016   $ 10,932

Balance Sheet Data
  Working capital deficit.....................  $ (3,555)  $ (7,459)        n/a       (5,006)   $    n/a    $ (8,455)  $ (7,112)
  Total assets................................  $132,656   $113,466         n/a       75,264    $    n/a    $ 75,601   $ 74,373
  Total long-term obligations.................  $ 80,183   $ 65,677         n/a       47,417    $    n/a    $ 24,728   $ 31,152
  Shareholders' equity........................  $ 19,320   $ 15,026         n/a       11,185    $    n/a    $ 35,142   $ 30,980

NOTES:  (a)  Included in the results of operations for the eight months ending December 31, 1997 are sales and operating loss of $164 and $(188), respectively, of the Company for the period from February 19, 1997 to April 30, 1997.

        (b) Pro forma net income (loss) reflects (1) the effects of purchase accounting for Sybra as if the purchase was effective on January 1, 1995; (2) increased interest expense for the Predecessor Period as a result of a difference in capital structure; and (3) increased general and administrative expenses reflecting the costs of operating as a stand-alone public company; and has been tax effected using a combined federal and state income tax rate of 40%.

        (c) EBITDA on a pro forma basis gives effect to the adjustments discussed in Note (b) above. Management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt.
             EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

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

    On April 30, 1997, the Company acquired all of the outstanding capital stock of Sybra, Inc. ("Sybra"), the second largest franchisee of Arby's restaurants. The aggregate purchase price was approximately $39.8 million which included the repayment of $23.7 million of Sybra indebtedness and an additional $2 million of acquisition indebtedness due to the seller within two years. Concurrently with the Company's acquisition of Sybra, Sybra entered into a sale/leaseback transaction on 61 of its restaurant sites with U.S. Restaurant Properties, Inc. ("USRP"). As of December 31, 1999, Sybra owned and operated 188 Arby's restaurants located primarily in Michigan, Texas, Pennsylvania, New Jersey and Florida.

    On December 14, 1998, the Company acquired substantially all of the assets of the Lyon's restaurant chain, through a newly-formed wholly-owned subsidiary, Lyon's of California, Inc. ("Lyon's"). The aggregate purchase price was approximately $22.6 million, of which $16.5 million was financed by USRP (Finance) LLC. As of December 31, 1999, Lyon's owned and operated a chain of 73 full-service family dining restaurants located in northern California and Oregon.

GENERAL

    The Company's revenues consist almost entirely of restaurant sales from its principal operating subsidiaries, Sybra and Lyon's.

    Restaurant costs and expenses include all direct operating costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation and casualty and general liability insurance costs. Advertising fees paid by the Company's Sybra subsidiary to the Arby's Franchise Association to develop and prepare advertising materials and to undertake marketing research are equal to 0.7% of restaurant sales. In addition, Sybra operates its restaurants pursuant to licenses which require Sybra to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 3.1% of Sybra's restaurant sales). The royalty rate for new Arby's restaurants (currently 4.0%) will result in an increase in the aggregate royalty rate for Sybra as new Arby's restaurants are opened.

    General and administrative expenses consist of corporate and regional office expenses, including executive and administrative compensation, office expenses, travel and professional fees.

RESULTS OF OPERATIONS

    The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain expense and income items.

    For purposes of the discussion below, the results of operations for the year ended December 31, 1997 represent the mathematical addition of the historical amounts of Sybra for the Predecessor Period (December 29, 1996 to April 30,
1997) and the Successor Period (May 1, 1997 to December 31, 1997) and are not necessarily indicative of the results that would actually have been obtained if the Sybra acquisition had occurred on January 1, 1997. The Predecessor Period does not give effect to, among other items, corporate expenses necessary to operate on a stand-alone basis. Such expenses include, but are not limited to, certain administrative services, tax compliance, treasury service, human resource administration and legal services.

                                                                                     PREDECESSOR/COMPANY
                                                                COMPANY                   COMBINED
                                                     -----------------------------   -------------------
                                                      YEAR ENDED      YEAR ENDED         YEAR ENDED
CONSOLIDATED COMPANY                                 DEC. 31, 1999   DEC. 31, 1998      DEC. 31, 1997
--------------------                                 -------------   -------------   -------------------
Revenues...........................................      100.0%          100.0%             100.0%
Expenses:
Restaurant costs & expenses........................       84.5%           81.3%              82.8%
General & administrative...........................        6.3%            6.8%               6.5%
Depreciation & amortization........................        2.3%            3.5%               4.8%
Non-recurring/restructuring charges................         --              --                1.3%
Other..............................................         .1%             .5%                .9%
                                                         -----           -----              -----
Operating income (loss)............................        6.8%            7.9%               3.7%
Interest expense...................................        3.3%            4.3%               3.8%
                                                         -----           -----              -----
Income (loss) from continuing operations and before
  taxes............................................        3.5%            3.6%               (.1)%
Income taxes (benefit).............................        1.4%            1.5%                .1%
                                                         -----           -----              -----
Income (loss) from continuing operations and before
  taxes............................................        2.1%            2.1%               (.2)%
Gain from sale of discontinued operations..........         --              .3%                --
                                                         -----           -----              -----
Net income (loss)..................................        2.1%            2.4%               (.2)%
                                                         =====           =====              =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    Revenues--Consolidated revenues were $244.9 million for 1999 as compared to $140.0 million for 1998, an increase of $104.9 million or 74.9%. This sales increase is due primarily to the acquisition of the Lyon's restaurants on December 14, 1998 which generated $99.9 million in sales for the year ended December 31, 1999. Lyon's sales from the date of acquisition (December 14, 1998) through December 31, 1998 were $7.0 million. Consolidated 1999 revenues also reflect Sybra's same store sales increase of 2.4% versus 1998, sales from new store openings and store acquisitions, offset by the fact that Sybra, which operates on a 52/53 week accounting cycle, had 53 weeks of sales in 1998 and had only 52 weeks in 1999. Additionally, Sybra sold 9 of its Arby's units early in the fourth quarter of 1999.

    Restaurant Costs & Expenses--Consolidated restaurant costs and expenses were $206.9 million, or 84.5% of sales for 1999 as compared to $113.8 million, or 81.3% of sales for 1998, an increase of $93.1 million. The increase in total restaurant costs and expenses is due primarily to the acquisition of the Lyon's restaurants on December 14, 1998, as well as the sales increase explained above. As a percentage of sales, restaurant costs and expenses increased as a result of including the lower margin Lyon's restaurants with Sybra.

    General and Administrative--General and administrative costs and expenses were $15.4 million, or 6.3% of sales, for 1999 as compared to $9.5 million, or 6.8% of sales, for 1998. The increase in costs and expenses was primarily due to the costs of operating the Lyon's restaruant chain, although these costs and expenses decreased as a percentage of sales due to efficiencies obtained through combining the Lyon's restaurant operations with the Company's other operations.

    Depreciation and Amortization--Consolidated depreciation and amortization expense was $5.7 million, or 2.3% of sales in 1999 as compared to $4.9 million, or 3.5% of sales in 1998, a decrease as a percentage of sales as a result of the lower depreciation charges related to the Lyon's restaurants.

    Interest Expense--Consolidated interest expense was $8.1 million, or 3.3% of sales in 1999 as compared to $6.0 million, or 4.3% of sales in 1998, an increase of $2.1 million primarily as a result of debt incurred in connection with the Company's acquisition of the Lyon's restaurants and debt incurred in connection with new store openings and store acquisitions at Sybra.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

    Revenues--Consolidated revenues were $140.0 million for 1998 as compared to $112.9 million for 1997, an increase of $27.1 million or 24.0%. Sybra's sales for the year ended December 31, 1998 were $131.3 million, an increase of $19.7 million or 17.6% over the prior year comparable period, as a result of the fact that Sybra, which operates on a 52/53 week accounting cycle, had 53 weeks of sales in 1998 and only 52 weeks of sales in 1997. Consolidated revenues were also impacted by Sybra's same store sales increases of 4.8% for the period, sales from new store openings and store acquisitions. Sales from the Company's Lyon's restaurants from the date of acquisition (December 14, 1998) to December 31, 1998, were $7.0 million.

    Restaurant Costs & Expenses--Consolidated Restaurant costs and expenses were $113.8 million, or 81.3% of sales, for 1998 as compared to $93.5 million, or 82.8% of sales for 1997, an increase of $20.3 million due to the sales increase explained above and the acquisition of the Lyon's restaurants on December 14, 1998. As a percentage of sales, costs decreased as a result of lower labor costs due to improved efficiency, net of increases in rent expense associated with the Company's sale/leaseback of 61 properties previously classified as owned.

    General and Administrative--General and administrative costs and expenses were $9.5 million, or 6.8% of sales, for 1998 as compared to $7.3 million, or 6.5% of sales, for 1997. These increased costs and expenses resulted from costs associated with operating the Company as a stand-alone public company, as well as increased expenses associated with business development and real estate operations necessary to achieve new store development requirements.

    Depreciation and Amortization--Consolidated depreciation and amortization expense was $4.9 million, or 3.5% of sales in 1998 as compared to $5.4 million, or 4.8% of sales in 1997, a decrease as a percent of sales as a result of the impact of the sale/leasebacks explained above, net of goodwill amortization as a result of purchase accounting related to the Sybra acquisition.

    Interest Expense--Interest expense was $6.0 million, or 4.3% of sales in 1998 as compared to $4.3 million, or 3.8% of sales in 1997, an increase of $1.7 million as a result of debt incurred in connection with the Company's acquisition of Sybra, new store openings and store acquisitions.

CAPITAL EXPENDITURES

    The Company's total capital expenditures were $19.1 million, $12.9 million and $5.1 million in 1999, 1998 and 1997, respectively, which include new store development, as well as store maintenance, store remodel and store renovation capital expenditures. The Company anticipates that store maintenance, store remodel and store renovation capital expenditures for 2000 will approximate $6.0 million. The level of capital expenditures for new store development and acquisitions will be dependent upon several factors, including the number of stores constructed and/or acquired, the availability of appropriate financing as well as the capital structure of any such transactions.

OPERATING SEGMENTS

    The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products at the restaurants operated by its wholly-owned subsidiaries. At December 31, 1999, Sybra owned and operated 188 Arby's restaurants and Lyon's owned and operated 73 Lyon's restaurants. The Company considers each subsidiary a reportable segment. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income.

    For purposes of the discussion below, the results of operations for the year ended December 31, 1997 represent the mathematical addition of the historical amounts of Sybra for the Predecessor Period (December 29, 1996 to April 30,
1997) and the Successor Period (May 1, 1997 to December 31, 1997) and are not necessarily indicative of the results that would actually have been obtained if the Sybra acquisition had occurred on December 31, 1996. The amounts reported for Lyon's reflect only the periods subsequent to the acquisition date
(December 14, 1998).

                                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
SYBRA                                                      DEC. 31, 1999   DEC. 31, 1998   DEC. 31, 1997
-----                                                      -------------   -------------   -------------
Sales....................................................      100.0%          100.0%          100.0%
Expenses:
Restaurant costs & expenses..............................       81.0%           82.3%           83.7%
Depreciation & amortization..............................        3.1%            3.7%            4.8%
                                                               -----           -----           -----
Operating income (loss)..................................       15.9%           14.0%           11.5%
                                                               =====           =====           =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    Sales--Sybra's sales for the year ended December 31, 1999 were $144.5 million, an increase of $13.2 million or 10.1% over the prior year comparable period. This increase is the result of a same store sales increase of 2.4%, sales from new store openings and store acquisitions, offset by the fact that Sybra, which operates on a 52/53 week accounting cycle, had 53 weeks of sales in 1998 and only 52 weeks of sales in 1999. Additionally, Sybra sold 9 of its Arby's units early in the fourth quarter of 1999.

    Restaurant Costs & Expenses--Sybra's restaurant costs and expenses were $117.1 million, or 81.0% of sales, for 1999 as compared to $108.1 million, or 82.3% of sales, for 1998, an increase of $9.0 million due to the sales increase explained above. As a percentage of sales, costs decreased primarily as a result of increased efficiencies and a decrease in the cost of certain food and related products.

    Depreciation and Amortization--Sybra's depreciation and amortization expense was $4.5 million, or 3.1% of sales in 1999, as compared to $4.9 million, or 3.7% of sales in 1998, a decrease as a percentage of sales as a result of changes in the depreciation schedule of Sybra's assets related to the Company's acquisition of Sybra.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

    Sales--Sybra's sales for the year ended December 31, 1998 were $131.3 million, an increase of $19.7 million or 17.6% over the prior year combined comparable period. This increase is a result of the fact that Sybra, which operates on a 52/53 week accounting cycle, had 53 weeks of sales in 1998 and only 52 weeks of sales in 1997, as well as a same store sales increase of 4.8%, sales from new store openings and store acquisitions.

    Restaurant Costs & Expenses--Sybra's restaurant costs and expenses were $108.1 million, or 82.3% of sales, for 1998 as compared to $93.5 million, or 83.7% of sales for 1997, an increase of $14.6 million due to the sales increase explained above. As a percentage of sales, costs decreased as a result of lower labor and other operating costs due to improved efficiency, net of increases in rent expense associated with the Company's sale/leaseback of 61 properties previously classified as owned.

    Depreciation and Amortization--Depreciation and amortization expense was $4.9 million, or 3.7% of sales in 1998 as compared to $5.4 million, or 4.8% of sales in 1997, a decrease as a percentage of sales as a result of the impact of the sale/leasebacks explained above, net of goodwill amortization as a result of purchase accounting related to the Sybra acquisition.

CAPITAL EXPENDITURES

    Sybra's total capital expenditures were $17.0 million, $12.9 million and $5.1 million in 1999, 1998 and 1997, respectively, which include new store development, as well as store maintenance, store remodel and store renovation capital expenditures. Sybra anticipates that store maintenance, store remodel and store renovation capital expenditures for 2000 will approximate $3.4 million. The level of capital expenditures for new store development and acquisitions will be dependent upon several factors, including the number of stores constructed and/or acquired, the availability of appropriate financing as well as the capital structure of any such transactions.

LYON'S

                                                                                  DEC. 14, 1998
                                                                              (DATE OF ACQUISITION)
                                                               YEAR ENDED            THROUGH
                                                              DEC. 31, 1999       DEC. 31, 1998
                                                              -------------   ---------------------
Sales.......................................................      100.0%              100.0%
Expenses:
Restaurant costs & expenses.................................       89.8%               82.4%
Depreciation & amortization.................................        1.2%                0.5%
                                                                  -----               -----
Operating income (loss).....................................        9.0%               17.1%
                                                                  =====               =====

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM DATE OF
  ACQUISITION (DECEMBER 14, 1998) THROUGH DECEMBER 31, 1998

    Sales--As discussed above, the Lyon's restaurants were acquired on December 14, 1998. Lyon's sales for the year ended December 31, 1999 were $99.9 million. Lyon's sales for the period from the date of acquisition (December 14, 1998) through December 31, 1998 were $7.0 million.

    Restaurant Costs & Expenses--Lyon's restaurant costs and expenses were $89.7 million, or 89.8% of sales, for the year ended December 31, 1999 as compared to $5.8 million or 82.4% of sales for the period from the date of acquisition (December 14, 1998) through December 31, 1998. Restaurant costs and expenses increased as a percentage of sales in 1999 as a result of the fact that the Christmas shopping season and Christmas day (the period of time that Lyon's was owned by the Company in 1998) are generally higher sales volume periods. As a result, costs as a percentage of sales decrease during these higher sales volume periods. The restaurant costs and expenses for the year ended December 31, 1999 are likely more indicative of the recurring annual levels of these costs although no assurance can be given that this level of expense will continue. Restaurant costs and expenses are subject to price fluctuations of goods and services, restaurant level efficiencies and sales levels.

    Depreciation and Amortization--Lyon's depreciation and amortization expense was $1.2 million, or 1.2% of sales, in 1999 as compared to $38, or 0.5% of sales, for the period from the date of acquisition (December 14, 1998) through December 31, 1998. Depreciation and amortization expense increased as a percentage of sales in 1999 as a result of the fact that the Christmas shopping season and Christmas day (the period of time that Lyon's was owned by the Company in 1998) are generally higher sales volume periods. As a result, costs as a percentage of sales decrease during these higher sales volume periods.

CAPITAL EXPENDITURES

    Lyon's total capital expenditures were $2.1 million in 1999. For the period from the date of acquisition (December 14, 1998) through December 31, 1998, Lyon's had no capital expenditures. Lyon's anticipates that store maintenance, store remodel and store renovation capital expenditures for 2000 will approximate $2.6 million.

IMPACT OF THE YEAR 2000 ISSUES

    During 1999 and 1998 the Company assessed its internal and store-level systems and concluded that its hardware and software were Year 2000 compliant. Prior to January 1, 2000 the Company was also in communication with respect to Year 2000 issues with its suppliers to assess the likelihood that those suppliers might be affected by Year 2000 issues. The Company's internal and store-level systems were essentially unaffected by the calender change to the year 2000 and the Company has not experienced any known delays or shortages in receipt of product from any of its suppliers as a result of Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition, the Lyon's acquisition, operating lease requirements and the funding of capital expenditures primarily for new store openings. As of December 31, 1999, the Company had total long-term debt of $82.3 million, which included $30.3 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan"), $15.9 million under a term facility with USRP (Finance) LLC (the "USRP Loan") and certain other indebtedness totaling $36.1 million. The Atherton Loan has a weighted-average maturity of 12.5 years (of which approximately 9.5 years remain), bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Sybra at the time it was acquired by the Company and imposes certain financial restrictions and covenants. The USRP Loan has a weighted average maturity of 12 years (of which approximately 11 years remain) a weighted average interest rate of 12.75%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Lyon's and imposes certain financial restrictions and covenants. In December, 1999, the Company completed three separate financing transactions totalling $15.0 million, the proceeds of which were used both to repay existing indebtedness and to contribute to the Company's working capital. (See "Recent Developments").

    The Company's primary source of liquidity during the year was the operation of the restaurants owned by its principal operating subsidiaries, Sybra and Lyon's, and debt and lease financing.

    In the future, the Company's liquidity and capital resources will primarily depend on the operations of Sybra and Lyon's which, under the provisions of the Company's loan agreements, would permit, under certain conditions, distributions and dividends to the Company. Sybra and Lyon's, like most restaurant businesses, are able to operate with nominal or deficit working capital because all sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders. The Company believes that it will continue to be able to secure adequate financing on acceptable terms for new restaurant construction and acquisitions and that cash generated from operations will be adequate to meet its needs for the foreseeable future, although no assurances can be given.

RECENT DEVELOPMENTS

    On December 22, 1999, the Company completed a $5.5 million financing with U.S. Restaurant Lending Group I, L.P., of which approximately $4.5 million of the proceeds was used to repay existing indebtedness. This loan bears interest at an annual rate of 10.53% and matures in 15 years. On

December 29, 1999, the Company completed an $8.5 million financing with Finova Capital Corporation and a $1.0 million financing with CNL APF Partners, L.P., substantially all of which proceeds were contributed to the Company's working capital. These loans bear interest at annual rates of 10.88% and 10.54%, and mature in 10 years and 15 years, respectively.

SUBSEQUENT EVENTS

    On January 31, 2000, AmeriServe Food Distributors and several affilliates filed for Chapter 11 protection. (See Item I--"Restaurant Operations--Raw Materials").

CAPITAL LOSS CARRY FORWARD

    On April 25, 1997, the Company sold its interest in the stock of Bankers Multiple Line Insurance Company, which generated a significant tax loss (see
Note 3 of Notes to Consolidated Financial Statements). Due to limitations pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the capital loss carry forward due to the uncertainty of its availability and realizability.

INFLATION

    Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food and labor costs. As of December 31, 1999, a significant percentage of the Company's employees were paid wages equal to or based on the federal minimum hourly wage rate. An increase in the minimum wage and/or economic growth that would reduce unemployment or make more jobs available in higher paying industries would directly affect the Company's labor costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 26, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 26, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 26, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 26, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

    The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on page F-1.

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Stockholders' Equity.............    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-7

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

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          I.C.H. Corporation
                                          (Registrant)

Dated: March 24, 2000                          /s/James R. Arabia
                                               --------------------------------------------
                                               James R. Arabia
                                               Chairman of the Board, President and
                                               Chief Executive Officer

Dated: March 24, 2000                          /s/Glen V. Freter
                                               --------------------------------------------
                                               Glen V. Freter
                                               Senior Vice President and
                                               Chief Financial Officer

Dated: March 24, 2000                          /s/John A. Bicks
                                               --------------------------------------------
                                               John A. Bicks
                                               Executive Vice President, General
                                               Counsel, Secretary and Director

Dated: March 24, 2000                          /s/Robert H. Drechsler
                                               --------------------------------------------
                                               Robert H. Drechsler
                                               Executive Vice President, Corporate
                                               Counsel and Director

Dated: March 24, 2000                          /s/Timothy Scott
                                               --------------------------------------------
                                               Timothy Scott
                                               Director

Dated: March 24, 2000                          /s/David A. Gotz
                                               --------------------------------------------
                                               David A. Gotz
                                               Director

Dated: March 24, 2000                          /s/Carl D. Robinson
                                               --------------------------------------------
                                               Carl D. Robinson
                                               Director

Dated: March 24, 2000                          /s/Raymond L. Steele
                                               --------------------------------------------
                                               Raymond L. Steele
                                               Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
I.C.H. CORPORATION AND SUBSIDIARIES:

  Report of Independent Accountants.........................    F-2

  Consolidated Balance Sheets--Company as of December 31,       F-3
    1999 and December 31, 1998..............................

  Consolidated Statements of Operations--Company for the        F-4
    years ended December 31, 1999 and December 31, 1998 and
    the eight-month period ended December 31, 1997 and
    Predecessor for the four-month period ended April 30,
    1997....................................................

  Consolidated Statements of Stockholders' Equity--Company      F-5
    for the years ended December 31, 1999 and December 31,
    1998 and the period from February 19, 1997 to December
    31, 1997 and Predecessor for the four-month period ended
    April 30, 1997..........................................

  Consolidated Statements of Cash Flows--Company for the        F-6
    years ended December 31, 1999 and December 31, 1998 and
    the eight-month period ended December 31, 1997 and
    Predecessor for the four-month period ended April 30,
    1997....................................................

  Notes to Consolidated Financial Statements................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
I.C.H. Corporation

    In our opinion, the accompanying consolidated balance sheets of I.C.H. Corporation and Subsidiaries ("Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and of cash flows--Company for the years ended December 31, 1999 and 1998 and for the eight-month period ended December 31, 1997 and--Sybra, Inc. ("Predecessor") for the four-month period ended April 30, 1997 present fairly, in all material respects, the financial position of I.C.H. Corporation and Subsidiaries at December 31, 1999 and 1998, and results of their operations and their cash flows --Company for the years ended December 31, 1999 and 1998 and for the eight-month period ended December 31, 1997--Predecessor for the four-month period ended April 30, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

San Diego, California
February 28, 2000

                      I.C.H. CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 15,085       $  9,235
  Accounts receivable.......................................         735          1,293
  Inventories...............................................       2,867          2,828
  Deferred income taxes.....................................       1,029          1,137
  Other current assets......................................       2,769          4,473
                                                                --------       --------
      Total current assets..................................      22,485         18,966
Property and equipment, net.................................      54,461         40,141
Intangible assets, net......................................      47,622         47,462
Other assets................................................       8,018          4,326
Deferred income taxes, net..................................          70          2,571
                                                                --------       --------
      Total assets..........................................    $132,656       $113,466
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  9,962       $  8,254
  Accrued liabilities.......................................      11,539         12,743
  Current portion of long-term debt.........................       4,295          4,839
  Current portion of capital lease obligations..............         244            589
                                                                --------       --------
      Total current liabilities.............................      26,040         26,425
Noncurrent liabilities:
  Long-term debt............................................      78,009         63,193
  Long-term capital lease obligations.......................       2,174          2,484
  Other liabilities.........................................       7,113          6,338
                                                                --------       --------
      Total liabilities.....................................     113,336         98,440
                                                                --------       --------
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 authorized;
    none issued and outstanding.............................          --             --
  Common stock, $0.01 par value;19,000,000 authorized;
    2,811,643 outstanding (see note 10).....................          28             27
  Paid-in-capital...........................................      12,662         12,559
  Retained earnings.........................................       6,630          2,440
                                                                --------       --------
      Total stockholders' equity............................      19,320         15,026
                                                                --------       --------
      Total liabilities and stockholders' equity............    $132,656       $113,466
                                                                ========       ========

                See Notes to Consolidated Financial Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                           COMPANY        COMPANY      PREDECCESSOR     COMPANY        COMBINED
                                         ------------   ------------   ------------   ------------   ------------
                                                                         FOR THE        FOR THE
                                         FOR THE YEAR   FOR THE YEAR   FOUR MONTHS    EIGHT MONTHS     FOR THE
                                            ENDED          ENDED          ENDED          ENDED        YEAR ENDED
                                         DECEMBER 31,   DECEMBER 31,    APRIL 30,     DECEMBER 31,   DECEMBER 31,
                                             1999           1998           1997           1997           1997
                                         ------------   ------------   ------------   ------------   ------------
Revenue and other income:
  Restaurant sales.....................   $  244,410     $  138,315      $37,868       $   73,787      $111,655
  Other................................          469          1,717           48            1,219         1,267
                                          ----------     ----------      -------       ----------      --------
Total revenues.........................      244,879        140,032       37,916           75,006       112,922

Costs and expenses:
  Restaurant costs and expenses........      206,856        113,845       32,006           61,503        93,509
  General and administrative...........       15,409          9,479        2,212            5,087         7,299
  Depreciation and amortization........        5,731          4,923        2,006            3,398         5,404
  Other................................          230            691           --              977           977
  Non-recurring/restructuring
    charges............................           --             --           --            1,497         1,497
                                          ----------     ----------      -------       ----------      --------

Operating income.......................       16,653         11,094        1,692            2,544         4,236
Interest expense.......................        8,092          6,035          638            3,661         4,299
                                          ----------     ----------      -------       ----------      --------
Income (loss) from continuing
  operations before income taxes.......        8,561          5,059        1,054           (1,117)          (63)
Provision (benefit) for income taxes...        3,467          2,143          434             (253)          181
                                          ----------     ----------      -------       ----------      --------
Income (loss) from continuing
  operations...........................        5,094          2,916          620             (864)         (244)
Gain from sale of discontinued
  operation............................           --            388           --               --            --
                                          ----------     ----------      -------       ----------      --------
Net income (loss)......................   $    5,094     $    3,304      $   620       $     (864)     $   (244)
                                          ==========     ==========      =======       ==========      ========
Income (loss) from continuing
  operations per share:
  Basic................................   $     1.82     $     1.11                    $     (.34)
  Diluted..............................   $     1.47     $     1.01                    $     (.34)

Gain from discontinued operations per
  share:
  Basic................................   $       --     $      .15
  Diluted..............................   $       --     $      .13

Net income (loss) per share:
  Basic................................   $     1.82     $     1.26                    $     (.34)
  Diluted..............................   $     1.47     $     1.14                    $     (.34)

Weighted-average common shares
  outstanding (see note 10):
  Basic................................    2,799,000      2,620,000                     2,549,000
  Diluted..............................    3,475,000      2,903,000                     2,549,000

                See Notes to Consolidated Financial Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                 COMMON STOCK                                 TOTAL
                                             --------------------   PAID-IN    RETAINED   STOCKHOLDERS'
                                              SHARES      AMOUNT    CAPITAL    EARNINGS      EQUITY
                                             ---------   --------   --------   --------   -------------
Predecessor
  Balance at December 31, 1996.............     55,199     $28      $21,398    $ 13,716     $ 35,142
    Net income for period..................         --      --           --         620          620
    Distributions:
      Land parcel..........................         --      --           --        (845)        (845)
      Cash.................................         --      --           --     (46,079)     (46,079)
                                             ---------     ---      -------    --------     --------
Balance at April 30, 1997..................     55,199     $28      $21,398    $(32,588)    $(11,162)
                                             =========     ===      =======    ========     ========
Company
  Balance at February 19, 1997.............         --     $--      $12,193    $     --     $ 12,193
  Initial issuance of common stock (Note
    1).....................................  2,549,281      26          (26)         --           --
  Cash paid for Old ICH shares redeemed
    (Note 1)...............................         --      --         (141)         --         (141)
  Net loss (Note 1)........................         --      --           --        (864)        (864)
                                             ---------     ---      -------    --------     --------
Balance at December 31, 1997...............  2,549,281     $26      $12,026    $   (864)    $ 11,188
  Issuance of common stock upon exercise of
    options................................    117,334       1          533          --          534
  Net income...............................         --      --           --       3,304        3,304
                                             ---------     ---      -------    --------     --------
Balance at December 31, 1998...............  2,666,615      27       12,559       2,440       15,026
  Issuance of common stock upon exercise of
    options and warrants...................    314,901       3          868          --          871
  Repurchases of common stock                 (169,873)     (2)        (765)       (904)      (1,671)
  Net income...............................         --      --           --       5,094        5,094
                                             ---------     ---      -------    --------     --------
Balance at December 31, 1999...............  2,811,643     $28      $12,662    $  6,630     $ 19,320
                                             =========     ===      =======    ========     ========

                See Notes to Consolidated Financial Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                        COMPANY             PREDECESSOR     COMPANY
                                                              ---------------------------   -----------   ------------
                                                                                              FOR THE         FOR
                                                              FOR THE YEAR   FOR THE YEAR      FOUR       EIGHT MONTHS
                                                                 ENDED          ENDED         MONTHS         ENDED
                                                                DECEMBER       DECEMBER        ENDED        DECEMBER
                                                                  31,            31,         APRIL 30,        31,
                                                                  1999           1998          1997           1997
                                                              ------------   ------------   -----------   ------------
Cash flows from operating activities:
  Net income (loss).........................................    $  5,094       $  3,304      $    620       $   (864)
  Adjustments to reconcile net income (loss) to cash from
    Operating activities:
  Depreciation and amortization.............................       5,731          4,923         2,006          3,398
  Deferred income taxes (benefit)...........................       2,609            147           480            (68)
  Accrued rent..............................................          --             --            --            332
  Provision for store closings and other
    non-recurring/restructuring charges.....................          --             --            --            462
  Gain from sale of discontinued operations.................          --           (388)           --             --
  Changes in current assets and liabilities:
  Accounts receivable.......................................          33           (831)           --           (231)
  Inventories...............................................         (39)          (604)           38             89
  Payable to (due from) former parent.......................          --             --          (741)          (370)
  Accounts payable and accrued expenses.....................         504          9,849        (3,173)           880
  Other, net................................................         403         (1,600)          168         (1,334)
                                                                --------       --------      --------       --------
      Net cash provided (used) by operating activities......      14,335         14,800          (602)         2,294
                                                                --------       --------      --------       --------
Cash flows from investing activities:
  Capital expenditures......................................     (19,081)       (12,876)       (1,763)        (3,336)
  Proceeds from disposition of property and equipment.......         740            758        35,655            232
  Acquisition of Sybra, Inc., net of $886 cash acquired.....          --             --            --        (13,614)
  Acquisition of Lyon's Restaurants Inc.....................          --        (23,233)           --             --
  Acquisition of restaurant properties......................      (1,870)        (5,642)           --             --
  Sale of subsidiary........................................          --          2,955            --          5,000
  Proceeds from Old ICH liquidating trust (see Note 3)......          --             --            --          2,790
  Other, net................................................        (437)           397            --            (65)
                                                                --------       --------      --------       --------
      Net cash provided (used) by investing activities......      20,648        (37,641)       33,892         (8,993)
                                                                --------       --------      --------       --------
Cash flows from financing activities:
  Borrowings on credit agreement............................          --             --         9,299             --
  Repayment on credit agreement.............................          --             --       (10,384)            --
  Proceeds from issuance of long-term debt, net of
    expenses................................................      24,914         25,182            --         36,448
  Proceeds from debt to former parent.......................          --             --         3,772             --
  Repayment of debt to former owner of Sybra................      (2,000)            --            --        (23,772)
  Repayment of long-term debt and capital lease
    obligation..............................................      (9,951)        (2,930)         (306)        (1,603)
  Distribution to former owner of Sybra.....................          --             --       (46,079)            --
  Loan element of sale/leaseback financing..................          --             --         9,000
  Other, net................................................        (800)         5,406            --           (456)
                                                                --------       --------      --------       --------
      Net cash provided (used) by financing activities......      12,163         27,658       (34,698)        10,617
                                                                --------       --------      --------       --------
Net change in cash and cash equivalents.....................       5,850          4,817        (1,408)         3,918
Cash and cash equivalents at beginning period...............       9,235          4,418         2,294            500
                                                                --------       --------      --------       --------
Cash and cash equivalents at end of period..................    $ 15,085       $  9,235      $    886       $  4,418
                                                                ========       ========      ========       ========
Supplemental non-cash disclosures:
  Cash paid for
    Income taxes............................................       1,645          1,841         1,029          1,085
    Interest................................................       8,092          6,035           638          3,661
  Note issued in acquisition of Sybra, Inc..................          --             --            --          2,000

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

SIGNIFICANT ACCOUNTING POLICIES

    FISCAL YEAR. The Company operates on a calendar year basis. Sybra, however, uses a 52/53 week fiscal year ending on the last Saturday of the year and Lyon's uses a 52/53 week fiscal year ending on the last Sunday of the year. Accordingly, the accompanying financial statements include Sybra's results for the periods ended January 1, 2000, January 2, 1999, December 27, 1997 and
April 30, 1997 and Lyon's results for the period ended January 2, 2000 and for the period from the date of acquisition (December 14, 1998) through December 31, 1998.

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Interest income on cash

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
equivalents was $319, $50, $99 and $1 for the periods ended December 31, 1999, December 31, 1998, April 30, 1997 (four months) and December 31, 1997 (eight months), respectively.

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

    Goodwill is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for the restaurants as a group. The Company believes that no material impairment of goodwill exists at December 31, 1999.

    INCOME TAXES. Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes (see Note 11).

    ADVERTISING EXPENSES. All advertising costs are expensed as incurred. Advertising expenses were approximately $14,300, $10,600, $3,400, and $5,000 for the periods ended December 31, 1999, December 31, 1998, April 30, 1997 (four months) and December 31, 1997 (eight months), respectively.

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

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    SEGMENT REPORTING. Under Statement of Financial Accounting Standards ("SFAS") No. 131, the determination of segments to be reported in the financial statements is to be consistent with the manner in which management organizes and evaluates the internal organization to make operating decisions and assess performance. Under SFAS No. 131, the Company reports as separate segments the operations of each of its two principal operating subsidiaries, Sybra and Lyon's. (See Note 18).

    RECLASSIFICATION. Certain amounts from prior periods have been reclassified to conform to the current year presentation.

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

    The purchase price was allocated to identifiable tangible and intangible assets and liabilities based on their estimated fair values, with the excess of the purchase price over the fair value of such net assets acquired reflected as goodwill, as follows:

Current assets..............................................  $  3,428
Franchise rights............................................     3,865
Other intangibles, excluding goodwill.......................     8,299
Goodwill....................................................    28,159
Other tangible assets.......................................    20,342
Liabilities assumed.........................................   (48,479)
                                                              --------
Purchase price..............................................  $ 15,614
                                                              ========

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

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

2. ACQUISITIONS (CONTINUED)
    The purchase price was allocated to identifiable tangible and intangible assets and liabilities based on their estimated fair values, with the excess of the purchase price over the fair value of such net assets acquired reflected as goodwill, as follows:

Current assets and liabilities, net.........................  $ 1,409
Other intangibles, excluding goodwill.......................    2,057
Goodwill....................................................    7,734
Other tangible assets.......................................   11,400
                                                              -------
Purchase price..............................................  $22,600
                                                              =======

3. OLD ICH TRANSACTIONS

    On April 25, 1997, the Company exercised its option, pursuant to the reorganization plan of Old ICH, to sell all of the outstanding capital stock of Bankers Multiple Line Insurance Company ("BML"), a property and casualty insurer licensed in all fifty states, for its carrying value of $5,000.

    In February 1997, the Company received $2,790 from the Lone Star Liquidating Trust in satisfaction of a receivable related to the Old ICH reorganization plan.

4. OTHER CURRENT ASSETS

    Other current assets consist of the following as of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Prepaid rent................................................     $1,518         $1,040
Other prepaid expenses......................................      1,251          2,875
Other.......................................................         --            558
                                                                 ------         ------
Other current assets........................................     $2,769         $4,473
                                                                 ======         ======

5. INTANGIBLES

    Intangible assets, net, consist of the following as of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Franchise rights............................................     $ 5,299        $ 4,921
Other intangibles, excluding goodwill.......................       8,781          7,803
Goodwill....................................................      37,458         36,944
                                                                 -------        -------
Total.......................................................      51,538         49,668
Less accumulated amortization...............................       3,916          2,206
                                                                 -------        -------
Intangible assets, net......................................     $47,622        $47,462
                                                                 =======        =======

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

6. PROPERTY AND EQUIPMENT

    Property and equipment, net, consist of the following as of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Land........................................................     $    77        $    77
Buildings...................................................      24,129         11,521
Leasehold improvements......................................      11,452         13,062
Restaurant equipment........................................      21,880         19,089
Construction in progress....................................       5,468          1,408
                                                                 -------        -------
Total.......................................................      63,006         45,157
Less accumulated depreciation and amortization..............       8,545          5,016
                                                                 -------        -------
Property and equipment, net.................................     $54,461        $40,141
                                                                 =======        =======

7. LEASES

    The Company leases all of the land and substantially all of the buildings used in its restaurant operations under noncancelable leases with remaining lease terms of one to twenty years. In many cases, the leases provide for one or more renewal options. The leases generally require the Company to pay property taxes, insurance, maintenance and other operating costs of the properties. Some also require contingent rent payments based on a percentage of restaurant sales.

    Base rent expense for operating leases for the periods ended December 31, 1999, December 31, 1998, April 30, 1997 (four months) and December 31, 1997 (eight months) was approximately $16,676, $9,525, $1,373 and $5,520, respectively. Additional contingent rent payments were approximately $769, $463, $130 and $240 for the same periods, respectively.

    Immediately prior to its acquisition by the Company on April 30, 1997, Sybra entered into a sale/ leaseback transaction in which Sybra sold land and buildings related to 61 restaurants for their fair value of $36,000 and leased them back under twenty-year base term leases (classified as operating) with options that could, at Sybra's option, extend the leases an additional 20 years. As part of the sale/ leaseback transaction, Sybra received an additional $9,000 in the form of a loan. Total proceeds of the transaction were $44,200, net of related expenses. The proceeds were distributed to Sybra's former parent. The lease payments escalate, requiring the Company to straight-line the rent expense over the term of the leases.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

7. LEASES (CONTINUED)
    The Company's future minimum rental commitments as of December 31, 1999 for all noncancelable capital and operating leases are as follows:

                                                                               OPERATING
FISCAL YEAR                                                   CAPITAL LEASES    LEASES
-----------                                                   --------------   ---------
2000........................................................      $  553       $ 18,874
2001........................................................         533         18,470
2002........................................................         533         17,799
2003........................................................         533         16,703
2004........................................................         533         15,230
Thereafter..................................................       1,086        127,954
                                                                  ------       --------
Total.......................................................      $3,771       $215,030
                                                                               ========
Less amount representing interest...........................       1,353
                                                                  ------
Present value of future minimum lease payments..............      $2,418
                                                                  ======

8. ACCRUED LIABILITIES

    Accrued liabilities consist of the following as of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Employee related............................................     $ 4,218        $ 3,243
Property and other taxes....................................       3,022          4,436
Insurance related...........................................       1,447          1,690
Other.......................................................       2,852          3,374
                                                                 -------        -------
Total.......................................................     $11,539        $12,743
                                                                 =======        =======

9. LONG-TERM DEBT

    Long-term debt consists of the following as of:

                                                                             DECEMBER
                                                              DECEMBER 31,      31,
                                                                  1999         1998
                                                              ------------   ---------
Term loan, 10.63%, payable monthly through 2012.............     $30,272      $32,319
Term loan, 10.88%, payable monthly through 2010.............       8,500           --
Term loan, 10.53%, payable monthly through 2015.............       5,500           --
Loan, 14.50%................................................       3,214        9,000
Acquisition indebtedness due in 1999........................          --        2,000
Term loan, 12.75% payable monthly through February 1,
  2011......................................................      15,927       16,500
Other notes payable 8.5% to 10.93% maturing through 2019....      18,891        8,213
                                                                 -------      -------
                                                                  82,304       68,032
Less current portion:.......................................       4,295        4,839
                                                                 -------      -------
  Total long-term debt......................................     $78,009      $63,193
                                                                 =======      =======

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

9. LONG-TERM DEBT (CONTINUED)
    Concurrently with the acquisition of Sybra, the Company entered into a loan agreement that provides, on an aggregate basis, a $35,000 fixed-rate term loan bearing interest at 10.63% with a weighted-average maturity of 12.5 years. The term loan is collateralized by substantially all of the restaurant equipment owned by Sybra. The proceeds of the term loan were used to fund the acquisition of Sybra and retire debt payable to Sybra's former parent assumed in the acquisition. The loan agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants.

    As mentioned in Note 7, as an element of the sale/leaseback transaction completed immediately before its acquisition by the Company, Sybra received $9,000 as a loan of which the Company has repaid $5.8 million.

    The loan element of the transaction carries an interest rate of approximately 14.50% and the remaining balance of $3.2 million may be repaid at any time after December 2000 without penalty. If not repaid in full prior to April 30, 2001, any remaining balance of the loan will be repaid over the remaining lease term of the sale/leaseback transaction described in Note 7 above.

    On December 14, 1998, the Company entered into a term loan agreement for the acquisition of Lyon's restaurants with USRP (Finance), LLC. The 12.75% term loan has an original maturity of 12 years and is collateralized by substantially all of the assets of Lyon's. The agreement contains covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio and other provisions and restrictive covenants.

    The Company also has 32 separate notes for the financing of buildings and equipment used in restaurants with remaining principal balances ranging from $64 to $2.2 million, interest rates ranging from 8.50% to 10.93% and an average remaining maturity of 11.4 years. These loans are collateralized by the underlying assets.

    At December 31, 1999, long-term debt had a fair value that approximates the carrying value.

    The aggregate maturities of long-term debt at December 31, 1999 are as follows:

FISCAL YEAR
-----------
2000........................................................  $ 4,295
2001........................................................    4,787
2002........................................................    5,263
2003........................................................    5,552
2004........................................................    5,413
Thereafter..................................................   56,994
                                                              -------
                                                              $82,304
                                                              =======

10. EQUITY AND EARNINGS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share assumes the

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

10. EQUITY AND EARNINGS PER COMMON SHARE (CONTINUED) issuance of common stock for all potentially dilutive securities outstanding. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Numerator:
Income for computation of basic earnings per share and
  diluted earnings per share................................  $   5,094   $   3,304
                                                              =========   =========
Denominator: Weighted-average shares for computation of
  basic earnings per share..................................  2,799,000   2,620,000
Shares issuable upon exercise of dilutive stock options.....    676,000     283,000
                                                              ---------   ---------
Weighted-average shares for computation of diluted earnings
  per share.................................................  3,475,000   2,903,000
                                                              =========   =========
Basic earnings per share....................................  $    1.82   $    1.26
                                                              =========   =========
Diluted earnings per share..................................  $    1.47   $    1.14
                                                              =========   =========

    Basic net income per share is computed based on the weighted-average number of common shares outstanding during the year. Because the results for the eight months ended December 31, 1997 reflect a net loss from continuing operations, basic and diluted loss per share are calculated based on the same weighted average number of shares outstanding.

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

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

11. INCOME TAXES

    The provision (benefit) for income taxes consists of:

                                                           COMPANY             PREDECESSOR     COMPANY
                                                 ---------------------------   -----------   ------------
                                                                                               FOR THE
                                                 FOR THE YEAR   FOR THE YEAR     FOR THE     EIGHT MONTHS
                                                    ENDED          ENDED       FOUR MONTHS      ENDED
                                                   DECEMBER       DECEMBER        ENDED        DECEMBER
                                                     31,            31,         APRIL 30,        31,
                                                     1999           1998          1997           1997
                                                 ------------   ------------   -----------   ------------
Current........................................     $1,645         $1,841          $(46)         $(185)
Deferred.......................................      1,822            302           480            (68)
                                                    ------         ------          ----          -----
                                                    $3,467         $2,143          $434          $(253)
                                                    ======         ======          ====          =====

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Property and equipment......................................     $ 2,167        $ 2,106
Accrued liabilities and other...............................       3,404          6,531
                                                                 -------        -------
Deferred tax assets.........................................       5,571          8,637
Deferred tax liability--intangible assets...................      (4,235)        (4,188)
Valuation allowance.........................................        (237)          (741)
                                                                 -------        -------
Net deferred tax assets (liabilities).......................     $ 1,099        $ 3,708
                                                                 =======        =======
Current deferred tax assets.................................     $ 1,029        $ 1,137
Non-current deferred tax assets (liabilities)...............          70          2,571
                                                                 -------        -------
Net deferred tax assets (liability).........................     $ 1,099        $ 3,708
                                                                 =======        =======

    On April 25, 1997, the Company sold its interest in the stock of BML which generated a significant tax loss (see Note 3). Due to limitations pursuant to the Internal Revenue Code and Treasury regulations thereunder, no deferred tax asset has been recorded for the capital loss carry forward due to the uncertainty of its availability and realizability.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

11. INCOME TAXES (CONTINUED)

    A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate follows:

                                                         COMPANY             PREDECESSOR     COMPANY
                                               ---------------------------   -----------   ------------
                                                                                             FOR THE
                                                                               FOR THE     EIGHT MONTHS
                                                 FOR THE        FOR THE      FOUR MONTHS      ENDED
                                                YEAR ENDED     YEAR ENDED       ENDED        DECEMBER
                                               DECEMBER 31,   DECEMBER 31,    APRIL 30,        31,
                                                   1999           1998          1997           1997
                                               ------------   ------------   -----------   ------------
Expected tax expense, at the federal
  statutory rate of 34%......................     $2,911         $1,720          $369          $(391)
State income taxes, net......................        556            256            53            (31)
Other, net...................................         --            167            12            169
                                                  ------         ------          ----          -----
                                                  $3,467         $2,143          $434          $(253)
                                                  ======         ======          ====          =====

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

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

12. STOCK OPTION PLANS (CONTINUED)
    A summary of the Company's stock option plans as of December 31, 1999 and the changes during the two years ended December 31, 1999 are presented as follows:

                                                                          WEIGHTED-AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Outstanding at February 19, 1997............................         --        $  --
Granted.....................................................    788,000         3.18
Exercised...................................................         --           --
Canceled....................................................    (93,000)        3.80
                                                              ---------        -----
Outstanding at December 31, 1997............................    695,000        $3.10
Granted.....................................................    510,000         3.87
Exercised...................................................   (117,000)        2.17
Canceled....................................................    (23,000)        3.57
                                                              ---------        -----
Outstanding at December 31, 1998............................  1,065,000        $3.56
Granted.....................................................    430,000        $9.13
Exercised...................................................   (190,000)        3.07
Canceled....................................................   (137,000)        3.67
                                                              ---------        -----
Outstanding at December 31, 1999............................  1,168,000        $5.68
                                                              =========        =====
Exercisable at December 31, 1999............................    236,000        $3.68
                                                              =========        =====

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                                           OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                   -----------------------------------   --------------------
                                                                WEIGHTED-
                                                                 AVERAGE     WEIGHTED-
                                                                REMAINING     AVERAGE
RANGE OF                                                       CONTRACTUAL   EXERCISE               WEIGHTED-
EXERCISE PRICES                                     SHARES        LIFE         PRICE      SHARES     AVERAGE
---------------                                    ---------   -----------   ---------   --------   ---------
$2.17 to $3.09...................................    168,000       7.47         3.01      71,000      2.99
$3.19 to $4.00...................................    543,000       8.21         3.75     141,000      3.76
$4.38 to $5.00...................................     89,000       8.71         4.87      12,000      4.77
$5.50 to $6.125..................................    110,000       9.13         5.69      12,000      5.63
$8.50 to $10.25..................................     51,000       9.74         9.34          --        --
$12.25 to $13.50.................................    207,000       9.41        12.34          --        --
                                                   ---------       ----        -----     -------      ----
$2.17 to $13.50..................................  1,168,000       8.51         5.68     236,000      3.68
                                                   =========       ====        =====     =======      ====

    The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for grants of stock options to employees with excercise prices at least equal to the fair value of the Company's common stock on the date of grant. Had compensation cost been determined in accordance with the provisions of SFAS No. 123,

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

12. STOCK OPTION PLANS (CONTINUED)
"Accounting for Stock Based Compensation," the net income per share would have been changed to the pro forma amounts indicated below:

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net income-as reported......................................   $5,094     $2,916
Net income-pro forma........................................   $4,762     $2,779
Basic per share
  - as reported.............................................   $ 1.82     $ 1.11
  - pro forma...............................................   $ 1.70     $ 1.06
Diluted per share
  - as reported.............................................   $ 1.47     $ 1.01
  - pro forma...............................................   $ 1.37     $  .96

    The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate range of 5.69%-6.35%; volatility factor of the expected market price of the Company's common stock of 46.6%; expected lives of 2-5 years; and a dividend yield of 0%. The weighted average fair value of options granted was $3.97 in 1999 and $1.58 in 1998.

13. BENEFIT PLANS

    The Company maintains a defined contribution 401(k) plan known as the Sybra, Inc. Retirement Income Plan (the "Retirement Plan"). The Retirement Plan permits eligible employees to defer a portion of their compensation (1% to 15%, up to certain maximum limitations established by law) through payroll deductions. The Company may, at its discretion, contribute to the Retirement Plan on behalf of participating employees based on a matching formula or other method. No matching contributions were made to the Retirement Plan for 1999, 1998 or 1997.

14. COMMITMENTS AND CONTINGENCIES

DEVELOPMENT AGREEMENT WITH ARBY'S

    The Development Agreement contains certain requirements regarding the number of units to be opened in the future. Should the Company fail to comply with the required development schedule or with the requirements for restaurants within areas covered by the Development Agreement, Arby's could terminate the exclusive nature of the Company's franchise and the Company would forfeit prepaid fees. However, the Company would no longer be obligated for any future unpaid fees required by the Development Agreement. The Development Agreement also provides Arby's with certain rights regarding the Company's business operations and any transfer of significant portions of assets owned by Sybra. Commitments under the Development Agreement require payments aggregating $930,000 over the next four
(4) years.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
LEGAL PROCEEDINGS

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

16. RETIREE LIABILITY

    During 1998, the Company assumed the liabilities associated with a post-retirement healthcare and life insurance plan from The Lone Star Liquidating Trust in return for a lump sum cash payment of approximately $4.9 million. Health benefits under such plan include major medical insurance with deductible and co-insurance providers and in some cases are supplemental to Medicare benefits. The plan provides that current participants do not earn any future benefits and provides that certain of the participants pay for a portion of their coverage. The remainder of the costs, including premiums, are paid for on a current basis by the Company.

    The net present value of the healthcare and life insurance benefits liability at December 31, 1999 was approximately $4.9 million. The liability was calculated assuming a 7% discount rate applied to the estimated future cash flows. It also assumed that medical costs would initially increase at a rate of 10% per annum, declining over a period of 10 years to 5.75%.

    Active employees are not eligible for post retirement healthcare or life insurance benefits upon retirement.

17. DISCONTINUED OPERATIONS

    On June 30, 1998, the Company sold its Perry Park golf course and real estate development located in Owen County, Kentucky for $3.1 million in cash resulting in a gain of $388. The gain from discontinued operations of $388 included a gain of $719 from the reversal of a valuation allowance for a deferred income tax asset related to this property. Sales and operating income for Perry Park are included in continuing operations due to their immateriality.

18. SEGMENT INFORMATION

    The Company operates entirely in the food service industry with substantially all of its revenues flowing from the sale of menu products at the restaurants operated by its wholly-owned subsidiaries. At December 31, 1999, Sybra owned and operated 188 Arby's restaurants and Lyon's owned and operated 73 Lyon's restaurants. The Company considers each subsidiary a reportable segment. The amounts reported for Lyon's reflect only the period subsequent to the date of its acquisition by the Company,

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

18. SEGMENT INFORMATION (CONTINUED)
December 14, 1998. Amounts described as "Corporate and other" relate to revenues, expenses and assets associated with non-segmented operations.

    The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization and charges for (recoveries of) restructuring and impairment ("EBITDA as defined"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 above.

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
SALES
Sybra...................................................    $144,541       $131,312       $111,655
Lyon's..................................................      99,869          7,003             --
Corporate and other.....................................          --             --             --
                                                            --------       --------       --------
Total consolidated sales................................    $244,410       $138,315       $111,655
                                                            ========       ========       ========

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
DEPRECIATION AND AMORTIZATION
Sybra...................................................     $4,275         $4,713         $5,235
Lyon's..................................................      1,236             38             --
Corporate and other.....................................        220            172            169
                                                             ------         ------         ------
Total consolidated depreciation and amortization........     $5,731         $4,923         $5,404
                                                             ======         ======         ======

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
EBITDA AS DEFINED
Sybra...................................................     $16,955        $15,018        $11,514
Lyon's..................................................       5,920            642             --
Corporate and other.....................................        (491)           357         (1,874)
                                                             -------        -------        -------
Total EBITDA as defined for reportable segments.........     $22,384        $16,017        $ 9,640
                                                             =======        =======        =======

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
CAPITAL EXPENDITURES
Sybra...................................................    $ 17,000       $ 12,876        $ 5,099
Lyon's..................................................       2,081             --             --
Corporate and other.....................................          --             --             --
                                                            --------       --------        -------
Total capital expenditures for reportable Segments......    $ 19,081       $ 12,876        $ 5,099
                                                            ========       ========        =======

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

18. SEGMENT INFORMATION (CONTINUED)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
Sybra.......................................................    $ 97,627       $ 81,183
Lyon's......................................................      30,540         28,783
Corporate and other.........................................       4,489          3,500
                                                                --------       --------
Total consolidated assets...................................    $132,656       $113,466
                                                                ========       ========

19. QUARTERLY DATA (UNAUDITED)

    The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Selected consolidated data for each quarter within 1998 and 1999 are as follows:

                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
YEAR ENDED DECEMBER 31, 1998:

Sales....................................     $28,694          $31,244         $33,174         $46,920
Operating income.........................       1,862            2,317           2,235           4,680
Income from continuing operations........         293              531             476           1,616
Net income...............................     $   293          $   531         $   864         $ 1,616
Income from continuing operations per
  share
  Basic..................................     $   .11          $   .20         $   .18         $   .61
  Diluted................................     $   .11          $   .18         $   .16         $   .56

YEAR ENDED DECEMBER 31, 1999:

Sales....................................     $59,824          $61,084         $61,293         $62,678
Operating income.........................       3,189            4,401           4,097           4,966
Net income...............................     $   707          $ 1,435         $ 1,211         $ 1,741
Net Income
  Basic..................................     $   .27          $   .51         $   .43         $   .62
  Diluted................................     $   .22          $   .41         $   .34         $   .51

                               INDEX TO EXHIBITS

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------   ------------------------------------------------------------  --------
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

         3.5            Certificate of Amendment to the Amended and Restated
                        Certificate of Incorporation of I.C.H. Corporation
                        (incorporated by reference to Exhibit 3.5 to the Company's
                        Form 10-Q dated 8/13/99)

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

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------   ------------------------------------------------------------  --------
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

        10.12           Second Amended and Restated Employment Agreement, effective as of September 1, 1998, by and between James R. Arabia and
                        I.C.H. Corporation (incorporated by reference to
                        Exhibit 10.12 to the Company's Annual Report on Form 10-K
                        dated March 29, 1999)

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

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------   ------------------------------------------------------------  --------
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

        10.26           Commitment Letter dated February 17, 1999, between FFCA
                        Acquisition Corporation and Sybra, Inc. (incorporated by
                        reference to Exhibit 10.26 to the Company's Annual Report on
                        Form 10-K dated March 31, 1999).

        10.27           Loan Commitment Letter, dated July 8, 1999, between Fleet
                        Franchise Finance and I.C.H. Corporation (incorporated by
                        reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q dated August 13, 1999)

        10.28           Employment Agreement, dated as of September 1, 1999, between
                        I.C.H. Corporation and John A. Bicks

        10.29           Employment Agreement, dated as of September 1, 1999, between
                        I.C.H. Corporation and Robert H. Drechsler

        10.30           Third Amended and Restated Employment Agreement, dated as of
                        September 1, 1999, between I.C.H. Corporation and James R.
                        Arabia

        10.31           Commitment Letter dated February 9, 2000 between Newcourt
                        Commercial Finance Corporation and Sybra, Inc.

        10.32           Loan Agreement, dated as of December 29, 1999, between
                        Sybra, Inc. and Finova Capital Corporation.

        10.33 Form of Loan and Security Agreement, dated as of December 22, 1999, between Sybra, Inc. and U.S. Restaurant
                        Lending Group I, L.P.

        10.34 Form of Loan Agreement, dated as of December 21, 1999, between CNL APF Partners, LP and Sybra, Inc.

        27.1            Financial Data Schedule

                        EX-1 2