Form 10-Q
period 2000-03-31
ICH CORP /DE/
filed 2000-05-12
CIK 49588

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

                      FOR THE QUARTER ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 1-7697

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    Number of shares of common stock outstanding on March 31, 2000: 2,955,167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      I.C.H. CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets--March 31, 2000 and
          December 31, 1999...........................................      3

          Consolidated Statements of Operations for the Three Months
          ended March 31, 2000 and for the Three Months ended
          March 31, 1999..............................................      4

          Consolidated Statements of Cash Flows for the Three Months
          ended March 31, 2000 and for the Three Months ended
          March 31, 1999..............................................      5

          Notes to Consolidated Financial Statements..................      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9

Part II.

Item 5.   Other Information...........................................     12

Item 6.   Exhibits and Reports on Form 8-K............................     12

          Signatures..................................................     13

                      I.C.H. CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                  AS OF              AS OF
                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................     $  7,505          $ 15,085
  Accounts receivable.......................................          680               735
  Inventories...............................................        2,948             2,867
  Deferred income taxes.....................................        1,029             1,029
  Other current assets, net.................................        2,440             2,769
                                                                 --------          --------
    Total current assets....................................       14,602            22,485
Property and equipment, net.................................       59,791            54,461
Intangible assets, net......................................       47,487            47,622
Deferred income taxes.......................................           70                70
Other Assets................................................        8,514             8,018
                                                                 --------          --------
    Total assets............................................     $130,464          $132,656
                                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................     $  6,810          $  9,962
  Accrued liabilities.......................................        9,274            11,539
  Current portion of long-term debt.........................        4,307             4,295
  Current portion of capital lease obligations..............          244               244
                                                                 --------          --------
    Total current liabilities...............................       20,635            26,040
Non-current liabilities:
  Long-term debt............................................       80,411            78,009
  Long-term capital lease obligations.......................        2,678             2,174
  Other liabilities.........................................        6,898             7,113
                                                                 --------          --------
    Total liabilities.......................................      110,622           113,336
                                                                 --------          --------
Stockholders' Equity:
  Preferred stock, $0.01 par value; 1,000,000 authorized;
    none issued and outstanding                                        --                --
  Common stock, $0.01 par value; 19,000,000 authorized;
    2,955,167 outstanding...................................           30                28
  Paid-in-capital...........................................       12,865            12,662
  Retained earnings.........................................        6,947             6,630
                                                                 --------          --------
    Total stockholders' equity..............................       19,842            19,320
                                                                 --------          --------
    Total liabilities and stockholders' equity..............     $130,464          $132,656
                                                                 ========          ========

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Restaurant sales............................................   $  60,673      $  59,720
Other.......................................................         156            104
                                                               ---------      ---------
    Total Revenues..........................................      60,829         59,824

Cost and expenses:
  Restaurant costs and expenses.............................      52,424         51,609
  General and administrative................................       3,836          3,689
  Depreciation and amortization.............................       1,621          1,337
                                                               ---------      ---------
Operating income............................................       2,948          3,189
  Interest expense..........................................       2,415          2,001
                                                               ---------      ---------
Income before income taxes..................................         533          1,188
  Provision for income taxes................................         216            481
                                                               ---------      ---------
Net income..................................................   $     317      $     707
                                                               =========      =========
Net income per share:
  Basic.....................................................        $.11           $.27
  Diluted...................................................        $.10           $.22
Weighted-average common shares outstanding (see Note 3)
  Basic.....................................................   2,883,000      2,667,000
  Diluted...................................................   3,319,000      3,280,000

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Cash flows from operating activities:
Net income..................................................    $   317        $   707
Adjustments to reconcile net income to cash from operating
  activities
  Depreciation and amortization.............................      1,621          1,337
  Deferred income taxes.....................................         --           (206)
Changes in current assets and liabilities:
  Accounts receivable.......................................         55            201
  Inventories...............................................        (81)            81
  Accounts payable and accrued expenses.....................     (5,417)          (489)
  Other, net................................................        163            104
                                                                -------        -------
      Net cash provided (used) by operating activities......     (3,342)         1,735
                                                                -------        -------
Cash flows from investing activities:
  Capital expenditures......................................     (4,953)        (2,838)
  Proceeds from disposition of property and equipment.......         --             --
  Acquisition of restaurant properties......................         --            (58)
  Other, net................................................       (888)          (635)
                                                                -------        -------
      Net cash used by investing activities.................     (5,841)        (3,531)
                                                                -------        -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital lease
    obligations, net........................................      2,550          1,645
  Repayment of long-term debt and capital lease
    obligations.............................................     (1,152)          (668)
                                                                               -------
  Other, net................................................        205             --
                                                                -------
      Net cash provided by financing activities.............      1,603            977
                                                                               -------
Net changes in cash and cash equivalents....................     (7,580)          (819)
Cash and cash equivalents at beginning of period............     15,085          9,235
                                                                -------        -------
Cash and cash equivalents at end of period..................    $ 7,505        $ 8,416
                                                                =======        =======

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE 1. BUSINESS

PREPARATION OF INTERIM FINANCIAL STATEMENTS

    The Consolidated Interim Financial Statements of I.C.H. Corporation (the "Company") and Subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts have been reclassified from previous presentations. These Consolidated Interim Financial Statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Consolidated Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's latest annual report on Form 10-K.

BUSINESS AND PRESENTATION

    The accompanying Consolidated Interim Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, principally
Sybra, Inc. ("Sybra") and Lyon's of California, Inc. ("Lyon's"). All significant intercompany accounts and transactions have been eliminated.

NOTE 2. SEGMENT INFORMATION

    The Company operates entirely in the food service industry with substantially all of its revenues flowing from the sale of menu products at the restaurants operated by its wholly-owned subsidiaries. At March 31, 2000, Sybra owned and operated 191 Arby's restaurants and Lyon's owned and operated 72 Lyon's restaurants. The Company considers each subsidiary a reportable segment. Amounts described as "Corporate and other" relate to revenues, expenses and assets associated with non-segmented operations.

    The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization and charges for (recoveries of) restructuring and impairment ("EBITDA as defined").

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
SALES
Sybra...................................................  $ 37,921   $ 34,547
Lyon's..................................................    22,752     25,173
Corporate and other.....................................        --         --
                                                          --------   --------
Total consolidated sales................................  $ 60,673   $ 59,720
                                                          ========   ========

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
DEPRECIATION AND AMORTIZATION
Sybra...................................................  $  1,197   $  1,052
Lyon's..................................................       342        253
Corporate and other.....................................        82         32
                                                          --------   --------
Total consolidated depreciation and amortization........  $  1,621   $  1,337
                                                          ========   ========

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                          2000        1999
                                                        --------   ----------
EBITDA AS DEFINED
Sybra.................................................  $  4,278    $  3,442
Lyon's................................................       303       1,232
Corporate and other...................................       (12)       (148)
                                                        --------    --------
Total EBITDA as defined for reportable segments.......  $  4,569    $  4,526
                                                        ========    ========

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                          2000        1999
                                                        --------   ----------
CAPITAL EXPENDITURES
Sybra.................................................     4,208       2,408
Lyon's................................................       745         430
Corporate and other...................................        --          --
                                                        --------    --------
Total capital expenditures for reportable segments....  $  4,953    $  2,838
                                                        ========    ========

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
ASSETS
Sybra.................................................  $ 98,594      $ 97,627
Lyon's................................................    28,073        30,540
Corporate and other...................................     3,797         4,489
                                                        --------      --------
Total consolidated assets.............................  $130,464      $132,656
                                                        ========      ========

NOTE 3. EQUITY AND EARNINGS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Income for computation of basic earnings per share
  and diluted earnings per share.....................  $      317   $      707
                                                       ----------   ----------
Weighted-average shares for computation of basic
  earnings per share.................................   2,883,000    2,667,000
Incremental shares on assumed issuance and repurchase
  of stock options...................................     436,000      613,000
                                                       ----------   ----------
Weighted-average shares for computation of diluted
  earnings per share.................................   3,319,000    3,280,000
                                                       ----------   ----------
Basic earnings per share.............................        $.11         $.27
                                                       ==========   ==========
Diluted earnings per share...........................        $.10         $.22
                                                       ==========   ==========

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

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Revenues................................................   100.0%     100.0%
Expenses
  Restaurant costs & expenses...........................    86.2%      86.3%
  General & administrative..............................     6.3%       6.2%
  Depreciation & amortization...........................     2.6%       2.2%
                                                           -----      -----
Operating income........................................     4.9%       5.3%
Interest expense........................................     4.0%       3.3%
                                                           -----      -----
Income before taxes.....................................     0.9%       2.0%
Income tax expense......................................     0.4%       0.8%
                                                           =====      =====
Net income..............................................     0.5%       1.2%
                                                           =====      =====

COMPARISON OF THE QUARTER ENDED MARCH 31, 2000 AND THE QUARTER ENDED MARCH 31,
  1999.

    Revenues--Consolidated revenues were $60.8 million for the quarter ended March 31, 2000 as compared to $59.8 million for the quarter ended March 31, 1999, an increase of $1.0 million or 1.7%. This sales increase is due primarily to additional sales from Sybra new store openings and acquisitions offset by one closed Lyon's restaurant in the fourth quarter of 1999 and a Lyon's same store sales decrease of 8.6%.

    Restaurant Costs & Expenses--Consolidated restaurant costs and expenses were $52.4 million or 86.2% of sales for the quarter ended March 31, 2000, as compared to $51.6 million or 86.3% of sales for the quarter ended March 31, 1999, an increase of $815,000. The increase in total restaurant costs and expenses is due to costs associated with the new Sybra restaurants discussed above, offset by decreased costs at Lyon's associated with its decrease in comp store sales.

    General and Administrative--General and administrative costs and expenses were $3.8 million or 6.3% of sales for the quarter ended March 31, 2000, as compared to $3.7 million or 6.2% of sales, for the quarter ended March 31, 1999.

    Depreciation and Amortization--Consolidated depreciation and amortization expense was $1.6 million or 2.6% of sales for the quarter ended March 31, 2000, as compared to $1.3 million or 2.2% of sales for the quarter ended March 31, 1999, an increase of $284,000. This increase is due to depreciation expense associated with the new Sybra restaurants discussed above in addition to increased depreciation related to normal capital expenditures at both Sybra and Lyon's.

    Interest Expense--Consolidated interest expense was $2.4 million, or 4.0% of sales for the quarter ended March 31, 2000, as compared to $2.0 million or 3.3% of sales for the quarter ended March 31, 1999. This increase is due to interest expense related to Sybra's new store openings and acquisitions.

OPERATING SEGMENTS

    The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products at the restaurants operated by its wholly-owned subsidiaries. At March 31, 2000, Sybra owned and operated 191 Arby's restaurants and Lyon's owned and operated 72 Lyon's restaurants. The Company considers each subsidiary a reportable segment. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income.

SYBRA, INC.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
SYBRA                                                       2000       1999
-----                                                     --------   --------
Sales...................................................   100.0%     100.0%
Expenses
  Restaurant costs & expenses...........................    81.5%      82.7%
  General & Administrative..............................     7.5%       7.5%
  Depreciation & amortization...........................     3.4%       3.1%
                                                           -----      -----
Operating income (loss).................................     7.6%       6.7%
                                                           =====      =====

COMPARISON OF THE QUARTER ENDED MARCH 31, 2000 AND QUARTER ENDED MARCH 31,
  1999--SYBRA, INC.

    Sales--Sybra's sales for the quarter ended March 31, 2000 were $37.9 million, as compared to $34.5 million for the quarter ended March 31, 1999 an increase of $3.4 million or 9.8% over the prior year comparable period. This increase is due to additional sales from new store openings and store acquisitions. Same store sales at Sybra were flat for the quarter.

    Restaurant Costs & Expenses--Sybra's restaurant costs and expenses were $30.9 million or 81.5% of sales for the quarter ended March 31, 2000 as compared to $28.6 million or 82.7% of sales for the quarter ended March 31, 1999, an increase of $2.3 million due to the sales increase explained above. As a percentage of sales, costs decreased primarily as a result of increased efficiencies and a decrease in the cost of certain food and related products.

    Depreciation and Amortization--Sybra's depreciation and amortization expense was $1.2 million or 3.4% of sales for the quarter ended March 31, 2000, as compared to $1.1 million, or 3.1% of sales for the quarter ended March 31, 1999. This increase is due to additional depreciation from new store openings and store acquisitions.

CAPITAL EXPENDITURES--SYBRA, INC.

    Sybra's capital expenditures were $4.2 million and $2.4 million for the quarters ended March 31, 2000 and March 31, 1999, respectively. These include new store development, as well as store maintenance, store remodel and store renovation capital expenditures.

LYON'S

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
LYON'S                                                      2000       1999
------                                                    --------   --------
Sales...................................................   100.0%     100.0%
Expenses
  Restaurant costs & expenses...........................    94.5%      91.5%
  General & Administrative..............................     4.2%       3.6%
  Depreciation & amortization...........................     1.5%       1.0%
                                                           -----      -----
Operating income (loss).................................    (0.2)%      3.9%
                                                           =====      =====

COMPARISON OF THE QUARTER ENDED MARCH 31, 2000 AND QUARTER ENDED MARCH 31,
  1999--LYON'S

    Sales--Lyon's sales for the quarter ended March 31, 2000 were $22.8 million as compared to $25.2 million for the quarter ended March 31, 1999, a decrease of $2.4 million or 9.6% below the prior year comparable period. This decrease is due to the closing of one Lyon's restaurant at the end of the fourth quarter of 1999 and a same store sales decrease of 8.6%.

    Restaurant Costs & Expenses--Lyon's restaurant costs and expenses were $21.5 million or 94.5% of sales for the quarter ended March 31, 2000, as compared to $23.0 million or 91.5% of sales for the quarter ended March 31, 1999, a decrease of $1.5 million due to the sales decline explained above. As a percentage of sales, costs increased primarily as a result of reduced restaurant level efficiencies related to the decrease in comp store sales.

    Depreciation and Amortization--Lyon's depreciation and amortization expense was $342,000 or 4.2% of sales for the quarter ended March 31, 2000, as compared to $253,000or 3.6% of sales for the quarter ended March 31, 1999.

CAPITAL EXPENDITURES--LYON'S

    Lyon's capital expenditures were 745,000 and 430,000 for the quarters ended March 31, 2000 and March 31, 1999, respectively. These costs are primarily store maintenance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition, the Lyon's acquisition, operating lease requirements and the funding of capital expenditures primarily for new store openings. As of March 31, 2000, the Company had total long-term debt of $84.7 million, which included $29.8 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan"),
$15.8 million under a term facility with USRP (Finance) LLC (the "USRP Loan") and certain other indebtedness totaling $39.1 million. The Atherton Loan has a weighted-average maturity of 12.5 years (of which approximately 9.5 years remain), bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Sybra at the time it was acquired by the Company and imposes certain financial restrictions and covenants. The USRP Loan has a weighted average maturity of 12 years (of which approximately 11 years remain) a weighted average interest rate of 12.75%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Lyon's and imposes certain financial restrictions and covenants.

    The Company's primary source of liquidity during the quarter was the operation of the restaurants owned by its principal operating subsidiaries, Sybra and Lyon's, and debt and lease financing.

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

ITEM 5. OTHER INFORMATION

    The Company's Sybra subsidiary entered into an Amended and Restated Loan Agreement with FINOVA Capital Corporation dated as of May 2, 2000. Under the terms of that agreement, FINOVA has agreed to provide Sybra with a $10.0 million credit facility, consisting of a $3.0 million term loan which will be used to refinance existing Sybra indebtedness, and a $7.0 million revolving credit facility which may be used for the development and acquisition of Arby's restaurants and for the refinancing of other existing Sybra indebtedness.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

     EXHIBIT NO.        EXHIBIT TITLE
---------------------   -------------
        10.28           Amended and Restated Loan Agreement between FINOVA Capital
                        Corporation and Sybra, Inc., dated as of May 2, 2000.

         27.1           Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2000

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