Form 10-Q
period 2000-06-30
ICH CORP /DE/
filed 2000-08-14
CIK 49588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 2000
                         COMMISSION FILE NUMBER 1-7697

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    Number of shares of common stock outstanding on June 30, 2000: 2,832,986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      I.C.H. CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets--June 30, 2000 and December 31,
          1999........................................................      3

          Consolidated Statements of Operations for the Three Months
          ended June 30, 2000 and for the Three Months ended June 30,
          1999........................................................      4

          Consolidated Statements of Operations for the Six Months
          ended June 30, 2000 and for the Six Months ended June 30,
          1999........................................................      5

          Consolidated Statements of Cash Flows for the Six Months
          ended June 30, 2000 and for the Six Months ended June 30,
          1999........................................................      6

          Notes to Consolidated Financial Statements..................      7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     10

Part II.

Item 5.   Other Information...........................................     15

Item 6.   Exhibits and Reports on Form 8-K............................     16

          Signatures..................................................     17

                      I.C.H. CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                  AS OF             AS OF
                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  5,309          $ 15,085
  Accounts receivable.......................................       1,169               735
  Inventories...............................................       3,045             2,867
  Deferred income taxes.....................................       1,029             1,029
  Other current assets, net.................................       2,702             2,769
    Total current assets....................................      13,254            22,485
Property and equipment, net.................................      62,736            54,461
Intangible assets, net......................................      47,136            47,622
Deferred income taxes.......................................          70                70
Other Assets................................................       7,651             8,018
    Total assets............................................    $130,847          $132,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  7,872          $  9,962
  Accrued liabilities.......................................       9,934            11,539
  Current portion of long-term debt.........................       4,680             4,295
  Current portion of capital lease obligations..............         244               244
    Total current liabilities...............................      22,730            26,040
Non-current liabilities:
  Long-term debt............................................      80,781            78,009
  Long-term capital lease obligations.......................       3,224             2,174
  Other liabilities.........................................       7,166             7,113
    Total liabilities.......................................     113,901           113,336
Stockholders' Equity:
  Preferred stock, $0.01 par value; 1,000,000 authorized;
    none issued and outstanding.............................          --                --
  Common stock, $0.01 par value; 19,000,000 authorized;
    2,832,986 outstanding...................................          28                28
  Paid-in-capital...........................................      12,429            12,662
  Retained earnings.........................................       4,489             6,630
    Total stockholders' equity..............................      16,946            19,320
    Total liabilities and stockholders' equity..............    $130,847          $132,656

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Restaurant sales............................................  $     61,985   $     61,016
Other.......................................................           118             68
    Total Revenues..........................................        62,103         61,084
Cost and expenses:
  Restaurant costs and expenses.............................        52,906         51,426
  General and administrative................................         4,089          3,789
  Depreciation and amortization.............................         1,842          1,405
  Non-recurring and restructuring charges...................         4,920             --
  Other.....................................................          (101)            63
Operating income (loss).....................................        (1,553)         4,401
  Interest expense..........................................         2,415          1,989
Income (loss) before income taxes...........................        (3,968)         2,412
  Provision for income taxes................................        (1,607)           977
Net income (loss)...........................................  $     (2,361)  $      1,435
Net income (loss) per share:
  Basic.....................................................  $       (.82)  $        .51
  Diluted...................................................  $       (.82)  $        .41
Weighted-average common shares outstanding (see Note 3)
  Basic.....................................................     2,894,000      2,840,000
  Diluted...................................................     2,894,000      3,523,000

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Restaurant sales............................................  $  122,658    $  120,736
Other.......................................................         274           172
    Total Revenues..........................................     122,932       120,908

Cost and expenses:
  Restaurant costs and expenses.............................     105,330       103,035
  General and administrative................................       7,925         7,415
  Depreciation and amortization.............................       3,463         2,742
  Non-recurring and restructuring charges...................       4,920            --
  Other.....................................................        (101)          125
Operating income............................................       1,395         7,591
  Interest expense..........................................       4,830         3,991
Income (loss) before income taxes...........................      (3,435)        3,600
  Provision for income taxes................................      (1,391)        1,458
Net income (loss)...........................................  $   (2,044)   $    2,142

Net income (loss) per share:
  Basic.....................................................  $     (.71)   $      .77
  Diluted...................................................  $     (.71)   $      .65
Weighted-average common shares outstanding (see Note 3)
  Basic.....................................................   2,867,000     2,782,000
  Diluted...................................................   2,867,000     3,275,000

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
Net income..................................................  $ (2,044)  $ 2,142
Adjustments to reconcile net income to cash from operating
  activities
  Depreciation and amortization.............................     3,463     2,742
  Deferred income taxes.....................................        --      (206)
Changes in current assets and liabilities:
  Accounts receivable.......................................      (434)     (154)
  Inventories...............................................      (178)     (195)
  Accounts payable and accrued expenses.....................    (3,695)      889
  Other, net................................................       (99)      225
    Net cash provided (used) by operating activities........    (2,987)    5,443
Cash flows from investing activities:
  Capital expenditures......................................   (10,793)   (5,041)
  Proceeds from disposition of property and equipment.......       236        --
  Acquisition of restaurant properties......................        --    (1,351)
  Other, net................................................      (162)    1,638
    Net cash used by investing activities...................   (10,719)   (4,754)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital lease
    obligations, net........................................     9,129     2,810
  Repayment of long-term debt and capital lease
    obligations.............................................    (4,869)   (4,653)
  Other, net................................................      (330)       58
    Net cash provided (used) by financing activities........     3,930    (1,785)
Net changes in cash and cash equivalents....................    (9,776)   (1,096)
Cash and cash equivalents at beginning of period............    15,085     9,235
Cash and cash equivalents at end of period..................  $  5,309   $ 8,139
    Supplemental Disclosure of Non-Cash Financing Activity:
    During the six months ended June 30, 2000, the Company
      entered into a $3.1 million capital lease for the
      purchase of point of sale equipment.

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

NOTE 2. SEGMENT INFORMATION

    The Company operates entirely in the food service industry with substantially all of its revenues flowing from the sale of menu products at the restaurants operated by its wholly-owned subsidiaries. At June 30, 2000, Sybra owned and operated 193 Arby's restaurants and Lyon's owned and operated 72 Lyon's restaurants. The Company considers each subsidiary a reportable segment. Amounts described as "Corporate and other" relate to revenues, expenses and assets associated with non-segmented operations.

    The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization and charges for (recoveries of) restructuring and impairment ("EBITDA as defined").

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
SALES
Sybra...............................  $ 38,541   $ 35,712   $ 76,462   $ 70,259
Lyon's..............................    23,444     25,304     46,196     50,477
Corporate and other.................        --         --         --         --
Total consolidated sales............  $ 61,985   $ 61,016   $122,658   $120,736

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
DEPRECIATION AND AMORTIZATION
Sybra...............................  $  1,390   $  1,153   $  2,669   $  2,237
Lyon's..............................       452        252        794        505
Corporate and other.................        --         --         --         --
Total consolidated depreciation and
  amortization......................  $  1,842   $  1,405   $  3,463   $  2,742

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
EBITDA AS DEFINED
Sybra...............................  $     23   $  4,324   $  4,301   $  7,766
Lyon's..............................     1,049      1,604      1,352      2,836
Corporate and other.................      (783)      (122)      (795)      (269)
Total EBITDA as defined for
  reportable segments...............  $    289   $  5,806   $  4,858   $ 10,333

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
CAPITAL EXPENDITURES
Sybra......................................................    8,964      4,150
Lyon's.....................................................    4,289        868
Corporate and other........................................       --         23
Total capital expenditures for reportable segments.........  $13,253     $5,041

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
ASSETS
Sybra.................................................  $ 96,154     $ 97,627
Lyon's................................................    32,273       30,540
Corporate and other...................................     2,420        4,489
Total consolidated assets.............................  $130,847     $132,656

NOTE 3. EQUITY AND EARNINGS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents.

                                                          SIX MONTHS ENDED
                                                       -----------------------
                                                        JUNE 30,     JUNE 30,
                                                          2000         1999
                                                       ----------   ----------
Income for computation of basic earnings per share
  and diluted earnings per share.....................  $   (2,044)  $    2,142
Weighted-average shares for computation of basic
  earnings per share.................................   2,867,000    2,782,000
Incremental shares on assumed issuance and repurchase
  of stock options...................................          --      493,000
Weighted-average shares for computation of diluted
  earnings per share.................................   2,867,000    3,275,000
Basic earnings per share.............................  $     (.71)  $      .77
Diluted earnings per share...........................  $     (.71)  $      .65

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

    Restaurant costs and expenses include all direct costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation, casualty and general liability insurance costs. Advertising fees paid by the Company's Sybra subsidiary to the AFA Service Corporation, a non-profit association of Arby's restaurant operators, to develop and prepare advertising materials and to undertake marketing research, are equal to 0.7% of restaurant sales. In addition, the Company operates its restaurants pursuant to licenses which require the Company to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 3.3% of the Company's restaurant sales). The royalty rate for new restaurants (currently 4.0%) will result in an increase in the Company's aggregate royalty rate as new Arby's restaurants are opened.

    General and administrative expenses consist of corporate and regional office expenses, including executive and administrative compensation, office expenses, travel and professional fees.

RESULTS OF OPERATIONS

    The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain expense and income items.

                                                   THREE MONTHS               SIX MONTHS
                                                       ENDED                     ENDED
                                                     JUNE 30,                  JUNE 30,
                                                -------------------       -------------------
                                                  2000       1999           2000       1999
                                                --------   --------       --------   --------
Revenues......................................   100.0%     100.0%         100.0%     100.0%
Expenses
  Restaurant costs & expenses.................    85.2%      84.2%          85.7%      85.2%
  General & administrative....................     6.6%       6.2%           6.4%       6.1%
  Depreciation & amortization.................     3.0%       2.3%           2.8%       2.3%
  Non-recurring and restructuring charge......     7.9%        --            4.1%        --
  Other.......................................    (0.2%)      0.1%          (0.1)%      0.1%
Operating income (loss).......................    (2.5%)      7.2%           1.1%       6.3%
Interest expense..............................     3.9%       3.3%           3.9%       3.3%
Income (loss) before taxes....................    (6.4%)      3.9%          (2.8)%      3.0%
Income tax expense............................    (2.6%)      1.6%          (1.1)%      1.2%
Net income (loss).............................    (3.8%)      2.3%          (1.7)%      1.8%

COMPARISON OF THE QUARTER ENDED JUNE 30, 2000 AND THE QUARTER ENDED JUNE 30,
  1999.

    Revenues--Consolidated revenues were $62.1 million for the quarter ended June 30, 2000 as compared to $61.1 million for the quarter ended June 30, 1999, an increase of $1.0 million or 1.7%. This sales increase is due primarily to additional sales from Sybra new store openings and acquisitions offset by the sale of 9 Sybra Arby's location during the fourth quarter of 1999, one closed Lyon's restaurant in the fourth quarter of 1999, a Sybra same store sales decrease of 2.1% and a Lyon's same store sales decrease of 5.9%.

    Restaurant Costs & Expenses--Consolidated restaurant costs and expenses were $52.9 million, or 85.2% of revenues, for the quarter ended June 30, 2000, as compared to $51.4 million or 84.2% of revenues for the quarter ended June 30, 1999, an increase of $1.5 million. The increase in total restaurant costs and expenses is due to costs associated with the new Sybra restaurants discussed above. As a percentage of sales, costs increased primarily as a result of reduced restaurant level efficiencies related to the decrease in same store sales and moderate inflation in the cost of food, labor and other restaurant costs.

    General and Administrative--General and administrative costs and expenses were $4.1 million, or 6.6% of revenues, for the quarter ended June 30, 2000, as compared to $3.8 million, or 6.2% of sales, for the quarter ended June 30, 1999.

    Depreciation and Amortization--Consolidated depreciation and amortization expense was $1.8 million, or 3.0% of revenues, for the quarter ended June 30, 2000, as compared to $1.4 million, or 2.3% of revenues, for the quarter ended June 30, 1999, an increase of $437,000. This increase is due to added depreciation expense associated with the new Sybra restaurants discussed above depreciation associated with a new point of sale system at Lyon's and depreciation related to normal capital expenditures at both Sybra and Lyon's.

    Non-recurring and Restructuring Charges--During the quarter ended June 30, 2000, the Company recorded a charge of $4.9 million primarily related to payments associated with the departure of the former Chief Executive Officer of the Company. See "Item 5. Other Information."

    Interest Expense--Consolidated interest expense was $2.4 million, or 3.9% of revenues for the quarter ended June 30, 2000, as compared to $2.0 million or 3.3% of revenues for the quarter ended June 30, 1999. This increase is due to interest expense related to Sybra's new store openings and acquisitions as well as interest related to the financing of new point of sale equipment at the Lyon's restaurants.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND THE SIX MONTHS ENDED
  JUNE 30, 1999.

    Revenues--Consolidated revenues were $122.9 million for the six months ended June 30, 2000 as compared to $120.9 million for the six months ended June 30, 1999, an increase of $2.0 million, or 1.7%. This sales increase is due primarily to additional sales from Sybra new store openings and acquisitions offset by the sale of 9 Sybra Arby's locations during the fourth quarter of 1999, one closed Lyon's restaurant in the fourth quarter of 1999, a Sybra same store sales decrease of 1.3% and a Lyon's same store sales decrease of 7.3%.

    Restaurant Costs & Expenses--Consolidated restaurant costs and expenses were $105.3 million, or 85.7% of revenues, for the six months ended June 30, 2000, as compared to $103.0 million, or 85.2% of revenues, for the six months ended
June 30, 1999, an increase of $2.3 million. The increase in total restaurant costs and expenses is due to costs associated with the new Sybra restaurants discussed above. As a percentage of sales, costs increased primarily as a result of reduced restaurant level efficiencies related to the decrease in same store sales and moderate inflation in the cost of food, labor and other restaurant operating costs.

    General and Administrative--General and administrative costs and expenses were $7.9 million, or 6.4% of revenues, for the six months ended June 30, 2000, as compared to $7.4 million, or 6.1% of revenues, for the six months ended
June 30, 1999.

    Depreciation and Amortization--Consolidated depreciation and amortization expense was $3.5 million, or 2.8% of revenues, for the six months ended
June 30, 2000, as compared to $2.7 million, or 2.3% of revenues for the six months ended June 30, 1999, an increase of $721,000. This increase is due to depreciation expense associated with the new Sybra restaurants discussed above as well as, additional depreciation associated with a new point of sale system at Lyon's and normal capital expenditures at both Sybra and Lyon's.

    Non-recurring and Restructuring Charges--During the quarter ended June 30, 2000, the Company recorded a charge of $4.9 million primarily related to payments associated with the departure of the former Chief Executive Officer of the Company. See "Item 5. Other Information."

    Interest Expense--Consolidated interest expense was $4.8 million, or 3.9% of revenues for the six months ended June 30, 2000, as compared to $4.0 million or 3.3% of revenues for the six months ended June 30, 1999. This increase is due to interest expense related to Sybra's new store openings and acquisitions and interest related to the purchase of new point of sale equipment for the Company's Lyon's restaurants.

OPERATING SEGMENTS

    The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products at the restaurants operated by its wholly-owned subsidiaries. At June 30, 2000, Sybra owned and operated 193 Arby's restaurants and Lyon's owned and operated 72 Lyon's restaurants. The Company considers each subsidiary a reportable segment. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income.

                                                             THREE MONTHS           SIX MONTHS
SYBRA, INC.                                                      ENDED                 ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
        Sales...........................................   100.0%     100.0%     100.0%     100.0%
        Expenses
          Restaurant costs & expenses...................    81.3%      80.5%      81.4%      81.6%
          Depreciation & amortization...................     3.6%       3.2%       3.5%       3.2%
        Operating income................................    15.1%      16.3%      15.1%      15.2%

COMPARISON OF THE QUARTER ENDED JUNE 30, 2000 AND QUARTER ENDED JUNE 30,
  1999--SYBRA, INC.

    Sales--Sybra's sales for the quarter ended June 30, 2000 were $38.5 million, as compared to $35.7 million for the quarter ended June 30, 1999, an increase of $2.8 million, or 7.9% over the prior year comparable period. This increase is due to sales from new store openings and store acquisitions, offset by a same store sales decrease of 2.1% and the disposition of 9 Arby's units in the fourth quarter of 1999.

    Restaurant Costs & Expenses--Sybra's restaurant costs and expenses were $31.3 million, or 81.3% of sales, for the quarter ended June 30, 2000 as compared to $28.7 million, or 80.5% of sales, for the quarter ended June 30, 1999, an increase of $2.6 million due to the sales increase explained above. As a percentage of sales, costs increased primarily as a result of the lower same store sales volumes and moderate inflation in the cost of food, labor and other restaurant costs.

    Depreciation and Amortization--Sybra's depreciation and amortization expense was $1.4 million, or 3.6% of sales, for the quarter ended June 30, 2000, as compared to $1.2 million, or 3.2% of sales for the quarter ended June 30, 1999. This increase is due to additional depreciation related to Sybra's new store openings and store acquisitions.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 30, 1999--SYBRA, INC.

    Sales--Sybra's sales for the six months ended June 30, 2000 were $76.5 million, as compared to $70.3 million for the six months ended June 30, 1999, an increase of $6.2 million, or 8.8%, over the prior year comparable period. This increase is due to sales from new store openings and store acquisitions, offset by a six month same store sales decrease of 1.3% and the disposition of 9 Arby's units in the fourth quarter of 1999.

    Restaurant Costs & Expenses--Sybra's restaurant costs and expenses were $62.3 million, or 81.4% of sales, for the six months ended June 30, 2000 as compared to $57.3 million, or 81.6% of sales, for the six months ended June 30, 1999, an increase of $5.0 million due to the sales increase explained above. As a percentage of sales, these costs were unchanged.

    Depreciation and Amortization--Sybra's depreciation and amortization expense was $2.7 million, or 3.5% of sales, for the six months ended June 30, 2000, as compared to $2.2 million, or 3.2% of sales for the six months ended June 30, 1999. This increase is due to additional depreciation related to Sybra's new store openings and store acquisitions. New stores typically experience higher depreciation as a percentage of sales and as a result depreciation will increase as a blended percentage of sales as new Arby's units are opened.

CAPITAL EXPENDITURES--SYBRA, INC.

    Sybra's capital expenditures were $8.9 million and $4.2 million for the six month periods ended June 30, 2000 and June 30, 1999, respectively. These amounts include new store development, as well as store maintenance, store remodel and store renovation capital expenditures.

                                                                 THREE MONTHS           SIX MONTHS
LYON'S                                                               ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
        Sales...............................................   100.0%     100.0%     100.0%     100.0%
        Expenses
          Restaurant costs & expenses.......................    92.0%      89.6%      93.2%      90.6%
          Depreciation & amortization.......................     1.9%       1.0%       1.7%       1.0%
        Operating income....................................     6.1%       9.4%       5.1%       8.4%

COMPARISON OF THE QUARTER ENDED JUNE 30, 2000 AND QUARTER ENDED JUNE 30,
  1999--LYON'S

    Sales--Lyon's sales for the quarter ended June 30, 2000 were $23.4 million as compared to $25.3 million for the quarter ended June 30, 1999, a decrease of $1.9 million or 7.4% from the prior year comparable period. This decrease is due to the closing of one Lyon's restaurant at the end of the fourth quarter of 1999 and a same store sales decrease of 5.9%.

    Restaurant Costs & Expenses--Lyon's restaurant costs and expenses were $21.6 million, or 92.0% of sales, for the quarter ended June 30, 2000, as compared to $22.7 million, or 89.6% of sales, for the quarter ended June 30, 1999, a decrease of $1.1 million due to the sales decline explained above. As a percentage of sales, costs increased primarily as a result of reduced restaurant level efficiencies related to the decrease in same store sales.

    Depreciation and Amortization--Lyon's depreciation and amortization expense was $452,000, or 1.9% of sales, for the quarter ended June 30, 2000, as compared to $252,000, or 1.0% of sales for the quarter ended June 30, 1999. The increase both in dollars and as a percentage of sales is primarily due to additional depreciation associated with the installation of new point of sale equipment in 67 of the Lyon's locations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 30,
  1999--LYON'S

    Sales--Lyon's sales for the six months ended June 30, 2000 were $46.2 million as compared to $50.5 million for the six months ended June 30, 1999, a decrease of $4.3 million, or 8.5%, from the prior year comparable period. This decrease is due to the closing of one Lyon's restaurant at the end of the fourth quarter of 1999 and a same store sales decrease of 7.3%.

    Restaurant Costs & Expenses--Lyon's restaurant costs and expenses were $43.1 million, or 93.2% of sales, for the six months ended June 30, 2000, as compared to $45.7 million, or 90.6% of sales, for the six months ended June 30, 1999, a decrease of $2.6 million due to the sales decline explained above. As a percentage of sales, costs increased primarily as a result of reduced restaurant level efficiencies related to the decrease in same store sales.

    Depreciation and Amortization--Lyon's depreciation and amortization expense was $794,000, or 1.7% of sales, for the six months ended June 30, 2000, as compared to $505,000, or 1.0% of sales, for the six months ended June 30, 1999. The increase both in dollars and as a percentage of sales is primarily due to additional depreciation associated with the installation of new point of sale equipment in 67 of the Company's Lyon's restaurants.

CAPITAL EXPENDITURES--LYON'S

    Lyon's capital expenditures were $4.3 million and $868,000 for the six months ended June 30, 2000 and June 30, 1999, respectively. The capital expenditures for the period ended June 30, 2000 includes approximately
$3.1 million related to the purchase of new point of sale equipment. The balance of these costs are primarily related to store maintenance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition, the Lyon's acquisition, operating lease requirements and the funding of capital expenditures primarily for new store openings. As of June 30, 2000, the Company had total long-term debt of $85.5 million, which included $26.9 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan"), $15.6 million under a term facility with USRP (Finance) LLC (the "USRP Loan"), $11.3 million under two term loans with FINOVA Capital Corporation (the "FINOVA Loans") and certain other indebtedness totaling $31.7 million. The Atherton Loan has a weighted-average maturity of 12.5 years (of which approximately 9.2 years remain), bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Sybra at the time it was acquired by the Company and imposes certain financial restrictions and covenants. The USRP Loan has a weighted average maturity of 12 years (of which approximately 10.7 years remain) a weighted average interest rate of 12.75%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Lyon's and imposes certain financial restrictions and covenants. The FINOVA loans have maturities of 10 years and 15 years (of which approximately 9.5 years and 14.75 years remain) interest rates of 10.88% and 10.27%, require monthly payments of principal and interest and are collateralized by certain restaurant assets as defined in the agreements.

    The Company's primary source of liquidity during the quarter was the operation of the restaurants owned by its principal operating subsidiaries, Sybra and Lyon's, debt and lease financing, and a $7.0 million revolving credit facility with FINOVA Capital which may be used for the development and acquisition of Arby's restaurants and for the refinancing of other existing Sybra indebtedness..

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

ITEM 5. OTHER INFORMATION

    Effective June 15, 2000, James R. Arabia resigned as chairman, Chief Executive Officer and President of the Company and its subsidiaries at the request of the Company's board of directors. The terms of Mr. Arabia's separation from the Company are goverened by and set out in an Agreement, Release and Waiver (the "Agreement") entered into between Mr. Arabia and the Company and dated June 26, 2000. The Agreement is attached as Exhibit 10.29 to the Report on Form 8-K filed by the Company on July 12, 2000, which is incorporated herein by reference.

    On July 24, 2000 the Company's Sybra subsidiary completed the acquisition of eight Arby's restaurants located in the state of Connecticut. The purchase price of the acquisition was approximately $6,750,000, of which approximately $2,250,000 was financed through sale-leaseback transactions, and approximately $4,450,000 was financed through leasehold mortgages.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

EXHIBIT NO.                                    EXHIBIT TITLE
-----------             ------------------------------------------------------------
         27.1           Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2000

                                                  I.C.H. CORPORATION

                                                  By:
                                                                 ---------------------------------------------
                                                                                 John A. Bicks
                                                              CO-CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                                                  By:
                                                                 ---------------------------------------------
                                                                              Robert H. Drechsler
                                                              CO-CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                                                  By:
                                                                 ---------------------------------------------
                                                                                 Glen V. Freter
                                                                            CHIEF FINANCIAL OFFICER