Form 10-Q
period 2000-09-30
ICH CORP /DE/
filed 2000-11-13
CIK 49588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 1-7697

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    Number of shares of common stock outstanding on September 30, 2000:
2,834,986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      I.C.H. CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                              ------
Part I.                Financial Information
Item 1.                Financial Statements
                       Consolidated Balance Sheets-September 30, 2000 and December 31, 1999................      3
                       Consolidated Statements of Operations for the Three Months ended
                         September 30, 2000 and for the Three Months ended September 30, 1999..............      4
                       Consolidated Statements of Operations for the Nine Months ended
                         September 30, 2000 and for the Nine Months ended September 30, 1999...............      5
                       Consolidated Statements of Cash Flows for the Nine Months ended
                         September 30, 2000 and for the Nine Months ended September 30, 1999...............      6
                       Notes to Consolidated Financial Statements..........................................      7
Item 2.                Management's Discussion and Analysis of Financial Condition and Results of
                         Operations........................................................................      9
Part II.
Item 5.                Other Information...................................................................     15
Item 6.                Exhibits and Reports on Form 8-K....................................................     16
                       Signatures..........................................................................     17

                      I.C.H. CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                    AS OF                AS OF
                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
                           ASSETS

Current Assets:
  Cash and cash equivalents.................................       $  3,416            $ 15,085
  Accounts receivable.......................................            933                 735
  Inventories...............................................          3,110               2,867
  Deferred income taxes.....................................          1,029               1,029
  Other current assets, net.................................          2,654               2,769
                                                                   --------            --------
    Total current assets....................................         11,142              22,485
Property and equipment, net.................................         68,084              54,461
Intangible assets, net......................................         50,842              47,622
Deferred income taxes.......................................             70                  70
Other Assets................................................          7,658               8,018
                                                                   --------            --------
    Total assets............................................       $137,796            $132,656
                                                                   ========            ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................       $  8,797            $  9,962
  Accrued liabilities.......................................          8,498              11,539
  Current portion of long-term debt.........................          5,452               4,295
  Current portion of capital lease obligations..............            502                 244
                                                                   --------            --------
    Total current liabilities...............................         23,249              26,040
Non-current liabilities:
  Long-term debt............................................         87,009              78,009
  Long-term capital lease obligations.......................          3,100               2,174
  Other liabilities.........................................          7,610               7,113
                                                                   --------            --------
    Total liabilities.......................................        120,968             113,336
                                                                   --------            --------
Stockholders' Equity:
  Preferred stock, $0.01 par value; 1,000,000 authorized;
    none issued and outstanding.............................             --                  --
  Common stock, $0.01 par value; 19,000,000 authorized;
    2,832,986 outstanding...................................             28                  28
  Paid-in-capital...........................................         12,434              12,662
  Retained earnings.........................................          4,366               6,630
                                                                   --------            --------
    Total stockholders' equity..............................         16,828              19,320
                                                                   --------            --------
    Total liabilities and stockholders' equity..............       $137,796            $132,656
                                                                   ========            ========

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                                    SEPTEMBER
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Restaurant sales............................................  $  64,090   $  61,127
Other.......................................................        462         166
                                                              ---------   ---------
    Total Revenues..........................................     64,552      61,293
Cost and expenses:
  Restaurant costs and expenses.............................     56,222      52,259
  General and administrative................................      3,940       3,489
  Depreciation and amortization.............................      1,985       1,386
  Other.....................................................        (72)         62
                                                              ---------   ---------
Operating income (loss).....................................      2,477       4,097
  Interest expense..........................................      2,681       2,062
                                                              ---------   ---------
Income (loss) before income taxes...........................       (204)      2,035
  Provision for income taxes................................        (83)        824
                                                              ---------   ---------
Net income (loss)...........................................  $    (121)  $   1,211
                                                              =========   =========
Net income (loss) per share:
  Basic.....................................................  $    (.04)  $     .43
  Diluted...................................................  $    (.04)  $     .34
Weighted-average common shares outstanding (see Note 3):
  Basic.....................................................  2,862,000   2,847,000
  Diluted...................................................  2,862,000   3,603,000

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                  FOR THE NINE
                                                                  MONTHS ENDED
                                                                    SEPTEMBER
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Restaurant sales............................................  $ 186,748   $ 181,863
Other.......................................................        736         338
                                                              ---------   ---------
  Total Revenues............................................    187,484     182,201
Cost and expenses:
  Restaurant costs and expenses.............................    161,552     155,294
  General and administrative................................     11,865      10,904
  Depreciation and amortization.............................      5,448       4,128
  Non-recurring and restructuring charges...................      4,920          --
  Other.....................................................       (173)        187
                                                              ---------   ---------
Operating income............................................      3,872      11,688
  Interest expense..........................................      7,511       6,053
                                                              ---------   ---------
Income (loss) before income taxes...........................     (3,639)      5,635
  Provision for income taxes................................     (1,474)      2,282
                                                              ---------   ---------
Net income (loss)...........................................  $  (2,165)  $   3,353
                                                              =========   =========
Net income (loss) per share:
  Basic.....................................................  $    (.75)  $    1.20
  Diluted...................................................  $    (.75)  $     .96
Weighted-average common shares outstanding (see Note 3):
  Basic.....................................................  2,873,000   2,796,000
  Diluted...................................................  2,873,000   3,503,000

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                                 (IN THOUSANDS)

                                                                   FOR THE NINE
                                                                   MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Cash flows from operating activities:
  Net income................................................  $(2,165)        $3,353
  Adjustments to reconcile net income to cash from operating activities
    Depreciation and amortization...........................    5,448          4,128
    Deferred income taxes...................................       --           (206)
Changes in current assets and liabilities:
  Accounts receivable.......................................     (198)          (115)
  Inventories...............................................     (243)          (337)
  Accounts payable and accrued expenses.....................   (4,206)         1,229
  Other, net................................................      (51)           394
                                                              -------         ------
    Net cash provided (used) by operating activities........   (1,415)         8,446
                                                              -------         ------
Cash flows from investing activities:
  Capital expenditures......................................  (17,152)        (8,246)
  Proceeds from disposition of property and equipment.......       --             --
  Acquisition of restaurant properties......................   (4,849)        (1,351)
  Other, net................................................      680          1,458
                                                              -------         ------
    Net cash used by investing activities...................  (21,321)        (8,139)
                                                              -------         ------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital lease
    obligations, net........................................   18,373          3,726
  Repayment of long-term debt and capital lease
    obligations.............................................   (6,979)        (5,563)
  Issuance of common stock..................................      188            119
Repurchases of common stock.................................     (515)          (282)
                                                              -------         ------
    Net cash provided (used) by financing activities........   11,067         (2,000)
                                                              -------         ------
Net changes in cash and cash equivalents....................  (11,669)        (1,693)
Cash and cash equivalents at beginning of period............   15,085          9,235
                                                              -------         ------
Cash and cash equivalents at end of period..................  $ 3,416         $7,542
                                                              =======         ======
  Supplemental Disclosure of Non-Cash Financing Activity:
    During the nine months ended September 30, 2000, the
      Company entered into a $3.1 million capital lease for
      the purchase of point of sale equipment.

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

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

NOTE 2.  SEGMENT INFORMATION

    The Company operates entirely in the food service industry with substantially all of its revenues flowing from the sale of menu products at the restaurants operated by its wholly-owned subsidiaries. At September 30, 2000, Sybra owned and operated 208 Arby's restaurants and Lyon's owned and operated 72 Lyon's restaurants. The Company considers each subsidiary a reportable segment. Amounts described as "Corporate and other" relate to revenues, expenses and assets associated with non-segmented operations.

    The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income (defined as restaurant sales less restaurant costs and expenses, depreciation and amortization.

                                                           THREE MONTHS           NINE MONTHS
                                                               ENDED                 ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
SALES
Sybra.................................................  $40,997    $36,192    $117,459   $106,451
Lyon's................................................   23,093     24,935      69,289     75,412
Corporate and other...................................       --         --          --         --
                                                        -------    -------    --------   --------
Total consolidated sales..............................  $64,090    $61,127    $186,748   $181,863
                                                        =======    =======    ========   ========

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
DEPRECIATION AND AMORTIZATION
Sybra.......................................................   $1,505     $1,130     $4,174     $3,367
Lyon's......................................................      480        256      1,274        761
Corporate and other.........................................       --         --         --         --
                                                               ------     ------     ------     ------
Total consolidated depreciation and amortization............   $1,985     $1,386     $5,448     $4,128
                                                               ======     ======     ======     ======

                                                               THREE MONTHS           NINE MONTHS
                                                                   ENDED                 ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
OPERATING INCOME
Sybra.....................................................   $5,226     $5,350    $16,795    $16,046
Lyon's....................................................      617      2,132      2,953      6,395
Corporate and other.......................................       --         --         --         --
                                                             ------     ------    -------    -------
Total operating income for reportable segments............   $5,843     $7,482    $19,748    $22,441
                                                             ======     ======    =======    =======

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CAPITAL EXPENDITURES
Sybra.......................................................  $14,599     $6,986
Lyon's......................................................    2,553      1,260
Corporate and other.........................................       --         --
                                                              -------     ------
Total capital expenditures for reportable segments..........  $17,152     $8,246
                                                              =======     ======

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
ASSETS
Sybra.......................................................    $102,909        $ 97,627
Lyon's......................................................      32,017          30,540
Corporate and other.........................................       2,870           4,489
                                                                --------        --------
Total consolidated assets...................................    $137,796        $132,656
                                                                ========        ========

NOTE 3.  EQUITY AND EARNINGS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents.

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
Income for computation of basic earnings per share and
  diluted earnings per share................................   $    (2,165)      $3,353
                                                               ===========       ======
Weighted-average shares for computation of basic earnings
  per share.................................................         2,873        2,796
Incremental shares on assumed issuance and repurchase of
  stock options.............................................            --          707
                                                               -----------       ------
Weighted-average shares for computation of diluted earnings
  per share.................................................         2,873        3,503
                                                               ===========       ======
Basic earnings per share....................................   $      (.75)      $ 1.20
Diluted earnings per share..................................   $      (.75)      $  .96

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

                                                                      THREE
                                                                      MONTHS                   NINE MONTHS
                                                                      ENDED                       ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                              ----------------------      ----------------------
                                                                2000          1999          2000          1999
                                                              --------      --------      --------      --------
Revenues....................................................   100.0%        100.0%        100.0%        100.0%
Expenses
Restaurant costs & expenses.................................    87.1%         85.3%         86.2%         85.2%
General & administrative....................................     6.1%          5.7%          6.3%          6.0%
Depreciation & amortization.................................     3.1%          2.3%          2.9%          2.3%
Non-recurring and restructuring charge......................      --            --           2.6%           --
Other.......................................................    (0.1%)          --          (0.1%)         0.1%
                                                               -----         -----         -----         -----
Operating income............................................     3.8%          6.7%          2.1%          6.4%
Interest expense............................................     4.1%          3.4%          4.0%          3.3%
                                                               -----         -----         -----         -----
Income (loss) before taxes..................................    (0.3%)         3.3%         (1.9%)         3.1%
Income tax expense..........................................    (0.1%)         1.3%         (0.8%)         1.3%
                                                               -----         -----         -----         -----
Net income (loss)...........................................    (0.2%)         2.0%         (1.1%)         1.8%
                                                               =====         =====         =====         =====

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2000 AND THE QUARTER ENDED
  SEPTEMBER 30, 1999.

    Revenues-Consolidated revenues were $64.6 million for the quarter ended September 30, 2000 as compared to $61.3 million for the quarter ended
September 30, 1999, an increase of $3.3 million or 5.3%. This sales increase is due primarily to additional sales from Sybra new store openings and acquisitions, offset by the sale of 9 Sybra Arby's location during the fourth quarter of 1999, a Sybra same store sales decrease of 2.8%, one closed Lyon's restaurant in the fourth quarter of 1999, the temporary closing of one Lyon's restaurant for remodeling during the quarter, one Lyon's restaurant closed due to fire in July, 2000 and a Lyon's same store sales decrease of 4.8%.

    Restaurant Costs & Expenses-Consolidated restaurant costs and expenses were $56.2 million, or 87.1% of revenues, for the quarter ended September 30, 2000, as compared to $52.3 million or 85.3% of revenues for the quarter ended September 30, 1999, an increase of $4.0 million. The increase in total restaurant costs and expenses is due to costs associated with the new Sybra restaurants discussed above. As a percentage of sales, costs increased primarily as a result of reduced restaurant level efficiencies related to the decrease in same store sales and moderate inflation in the cost of food, labor and other restaurant operating costs.

    General and Administrative-General and administrative costs and expenses were $3.9 million, or 6.1% of revenues, for the quarter ended September 30, 2000, as compared to $3.5 million, or 5.7% of sales, for the quarter ended September 30, 1999. General and administrative costs for the three months ended September 30, 2000 include a non-recurring, pre-opening charge amounting to $131,000 related to Lyon's remodels.

    Depreciation and Amortization-Consolidated depreciation and amortization expense was $2.0 million, or 3.1% of revenues, for the quarter ended
September 30, 2000, as compared to $1.4 million, or 2.3% of revenues, for the quarter ended September 30, 1999, an increase of $599,000. This increase is due to added depreciation expense associated with the new Sybra restaurants discussed above, depreciation associated with a new point of sale system at Lyon's, depreciation associated with the capital expenditures for the three remodeled Lyon's restaurants and depreciation related to normal capital expenditures at both Sybra and Lyon's.

    Interest Expense-Consolidated interest expense was $2.7 million, or 4.1% of revenues for the quarter ended September 30, 2000, as compared to $2.1 million or 3.4% of revenues for the quarter ended September 30, 1999. This increase is due to interest expense related to Sybra's new store openings and acquisitions as well as interest related to the financing of new point of sale equipment at Lyon's.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

    Revenues-Consolidated revenues were $187.5 million for the nine months ended September 30, 2000 as compared to $182.2 million for the nine months ended September 30, 1999, an increase of $5.3 million, or 2.9%. This increase is due primarily to additional sales from Sybra new store openings and acquisitions offset by the sale of 9 Sybra Arby's locations during the fourth quarter of 1999, a Sybra same store sales decrease of 1.6%, one closed Lyon's restaurant in the fourth quarter of 1999, the temporary closing of three Lyon's restaurants for remodeling during the period, one Lyon's restaurant closed due to fire in July, 2000 and a Lyon's same store sales decrease of 6.3%.

    Restaurant Costs & Expenses-Consolidated restaurant costs and expenses were $161.6 million, or 86.2% of revenues, for the nine months ended September 30, 2000, as compared to $155.3 million, or 85.2% of revenues, for the nine months ended September 30, 1999, an increase of $6.3 million. The increase in total restaurant costs and expenses is due to costs associated with the new Sybra restaurants discussed above. As a percentage of sales, costs increased primarily as a result of reduced restaurant level efficiencies related to the decrease in same store sales and moderate inflation in the cost of food, labor and other restaurant operating costs.

    General and Administrative-General and administrative costs and expenses were $11.9 million, or 6.3% of revenues, for the nine months ended
September 30, 2000, as compared to $10.9 million, or 6.0% of revenues, for the nine months ended September 30, 1999. General and administrative costs for the nine months ended September 30, 2000 include a non-recurring, pre-opening charge amounting to $153,000 related to the remodeling of three Lyon's restaurants.

    Depreciation and Amortization-Consolidated depreciation and amortization expense was $5.4 million, or 2.9% of revenues, for the nine months ended September 30, 2000, as compared to $4.1 million, or 2.3% of revenues, for the nine months ended September 30, 1999, an increase of $1.3 million. This increase is due to added depreciation expense associated with the new Sybra restaurants discussed above, depreciation associated with a new point of sale system at Lyon's, depreciation associated with the capital expenditures for the three remodeled Lyon's restaurants and depreciation related to normal capital expenditures at both Sybra and Lyon's.

    Non-recurring and Restructuring Charges-In the second quarter ended
June 30, 2000, the Company recorded a charge of $4.9 million primarily related to payments associated with the departure of the former Chief Executive Officer of the Company.

    Interest Expense-Consolidated interest expense was $7.5 million, or 4.0% of revenues, for the nine months ended September 30, 2000, as compared to $6.1 million, or 3.3% of revenues, for the nine months ended September 30, 1999. This increase is due to interest expense related to Sybra's new store openings and acquisitions and to the purchase of new point of sale equipment for the Company's Lyon's restaurants.

OPERATING SEGMENTS

    The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products at the restaurants operated by its wholly-owned subsidiaries. At September 30, 2000, Sybra owned and operated 208 Arby's restaurants and Lyon's owned and operated 72 Lyon's restaurants. The Company considers each subsidiary a reportable segment. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income.

                                                         THREE
                                                         MONTHS                   NINE MONTHS
                                                         ENDED                       ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                 ----------------------      ----------------------
SYBRA, INC.                                        2000          1999          2000          1999
-----------                                      --------      --------      --------      --------
Sales......................................       100.0%        100.0%        100.0%        100.0%
Expenses
  Restaurant costs & expenses..............        83.5%         82.1%         82.1%         81.8%
  Depreciation & amortization..............         3.7%          3.2%          3.6%          3.1%
                                                  -----         -----         -----         -----
Operating income...........................        12.8%         14.8%         14.3%         15.0%
                                                  =====         =====         =====         =====

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2000 AND QUARTER ENDED SEPTEMBER 30, 1999-SYBRA, INC.

    Sales-Sybra's sales for the quarter ended September 30, 2000 were $41.0 million, as compared to $36.2 million for the quarter ended September 30, 1999, an increase of $4.8 million, or 13.3% over the prior year comparable period. This increase is due to sales from new store openings and store acquisitions, offset by a same store sales decrease of 2.8% and the disposition of 9 Arby's units in the fourth quarter of 1999.

    Restaurant Costs & Expenses-Sybra's restaurant costs and expenses were $34.2 million, or 83.5% of sales, for the quarter ended September 30, 2000 as compared to $29.7 million, or 82.1% of sales, for the quarter ended
September 30, 1999, an increase of $4.5 million due to the sales increase explained above. As a percentage of sales, costs increased primarily as a result of lower same store sales volumes and moderate inflation in the cost of food, labor and other restaurant operating costs.

    Depreciation and Amortization-Sybra's depreciation and amortization expense was $1.5 million, or 3.7% of sales, for the quarter ended September 30, 2000, as compared to $1.1 million, or 3.1% of sales, for the quarter ended September 30, 1999. This increase is due to additional depreciation related to Sybra's new store openings and store acquisitions.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 1999-SYBRA, INC.

    Sales-Sybra's sales for the nine months ended September 30, 2000 were $117.5 million, as compared to $106.5 million for the nine months ended September 30, 1999, an increase of $11.0 million, or 10.3%, over the prior year comparable period. This increase is due to sales from new store openings and store acquisitions, offset by a same store sales decrease of 1.6% and the disposition of 9 Arby's units in the fourth quarter of 1999.

    Restaurant Costs & Expenses-Sybra's restaurant costs and expenses were $96.5 million, or 82.1% of sales, for the nine months ended September 30, 2000, as compared to $87.0 million, or 81.8% of sales, for the nine months ended September 30, 1999, an increase of $9.5 million due to the sales increase explained above. As a percentage of sales, restaurant operating costs increased slightly as a result of the lower same store sales volumes and moderate inflation in the cost of food, labor and other restaurant operating costs.

    Depreciation and Amortization-Sybra's depreciation and amortization expense was $4.2 million, or 3.6% of sales, for the nine months ended September 30, 2000, as compared to $3.4 million, or 3.2% of sales, for the nine months ended September 30, 1999. This increase is due to additional depreciation related to Sybra's new store openings and store acquisitions. New stores typically experience higher depreciation as a percentage of sales and as a result depreciation will increase as a blended percentage of sales as new Arby's units are opened.

CAPITAL EXPENDITURES-SYBRA, INC.

    Sybra's capital expenditures were $14.6 million and $7.0 million for the nine month periods ended September 30, 2000 and September 30, 1999, respectively. These amounts include new store development, as well as store maintenance, store remodel and store renovation capital expenditures.

                                                      THREE MONTHS                NINE MONTHS
                                                         ENDED                       ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                 ----------------------      ----------------------
LYON'S                                             2000          1999          2000          1999
------                                           --------      --------      --------      --------
Sales......................................       100.0%        100.0%        100.0%        100.0%
Expenses
  Restaurant costs & expenses..............        95.2%         90.4%         93.9%         90.5%
  Depreciation & amortization..............         2.1%          1.0%          1.8%          1.0%
                                                  -----         -----         -----         -----
Operating income...........................         2.7%          8.6%          4.3%          8.5%
                                                  =====         =====         =====         =====

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2000 AND QUARTER ENDED SEPTEMBER 30, 1999-LYON'S

    Sales-Lyon's sales for the quarter ended September 30, 2000 were $23.1 million as compared to $24.9 million for the quarter ended September 30, 1999, a decrease of $1.8 million, or 7.4%, from the prior year comparable period. This decrease is due to the closing of one Lyon's restaurant in the fourth quarter of 1999, the temporary closing of one restaurant for remodeling during this quarter, one store closed due to fire in July, 2000 and a same store sales decrease of 4.8%.

    Restaurant Costs & Expenses-Lyon's restaurant costs and expenses were $22.0 million, or 95.2% of sales, for the quarter ended September 30, 2000, as compared to $22.5 million, or 90.4% of sales, for the quarter ended
September 30, 1999, a decrease of $551,000 due to the sales decline explained above. As a percentage of sales, costs increased primarily as a result of reduced restaurant level efficiencies related to the decrease in same store sales and moderate inflation in the cost of food, labor and other restaurant operating costs. Additionally, Lyon's financial performance during the quarter was adversely impacted by the earlier conversion to an unregulated utility provider which was subsequently reversed.

    Depreciation and Amortization-Lyon's depreciation and amortization expense was $480,000, or 2.1% of sales, for the quarter ended September 30, 2000, as compared to $256,000, or 1.0% of sales for the quarter ended September 30, 1999. The increase both in dollars and as a percentage of sales is primarily due to additional depreciation associated with the installation of new point of sale equipment in 67 of the Lyon's locations, depreciation associated with three restaurant remodels and depreciation associated with ongoing capital expenditures.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 1999-LYON'S

    Sales-Lyon's sales for the nine months ended September 30, 2000 were $69.3 million as compared to $75.4 million for the nine months ended
September 30, 1999, a decrease of $6.1 million, or 8.1%, from the prior year comparable period. This decrease is due to the closing of one Lyon's restaurant in the fourth quarter of 1999, the temporary closing of three Lyon's restaurants for remodeling during the period, one Lyon's restaurant closed due to fire in July, 2000 and a Lyon's same store sales decrease of 6.3%.

    Restaurant Costs & Expenses-Lyon's restaurant costs and expenses were $65.1 million, or 93.9% of sales, for the nine months ended September 30, 2000, as compared to $68.3 million, or 90.5% of sales, for the nine months ended September 30, 1999, a decrease of $3.2 million due to the sales decline explained above. As a percentage of sales, costs increased primarily as a result of reduced restaurant level efficiencies related to the decrease in sales and moderate inflation in the cost of food, labor and other restaurant operating costs.

    Depreciation and Amortization-Lyon's depreciation and amortization expense was $1.3 million or 1.8% of sales, for the nine months ended September 30, 2000, as compared to $761,000, or 1.0% of sales, for the nine months ended
September 30, 1999. The increase both in dollars and as a percentage of sales is primarily due to additional depreciation associated with the installation of new point of sale equipment in 67 of the Lyon's locations, depreciation associated with three restaurant remodels and depreciation associated with ongoing capital expenditures.

CAPITAL EXPENDITURES-LYON'S

    Lyon's capital expenditures were $5.7 million and $1.3 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Capital expenditures for the period ended September 30, 2000 include approximately
$3.1 million related to the purchase of new point of sale equipment. The balance of these costs are related to restaurant remodels and maintenance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Sybra acquisition, the Lyon's acquisition, operating lease requirements and the funding of capital expenditures primarily for new store openings. As of September 30, 2000, the Company had total long-term debt of $92.5 million, which included $26.4 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan"), $15.4 million under a term facility with USRP (Finance) LLC (the "USRP Loan"), $15.5 million under three term loans with FINOVA Capital Corporation (the "FINOVA Loans") and certain other indebtedness totaling $35.2 million. The Atherton Loan has a weighted-average maturity of 12.5 years (of which approximately 9.1 years remain), bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Sybra at the time it was acquired by the Company and imposes certain financial restrictions and covenants. The USRP Loan has a weighted average maturity of 12 years (of which approximately 10.3 years remain) a weighted average interest rate of 12.75%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Lyon's and imposes certain financial restrictions and covenants. The FINOVA loans have original maturities of 10 to 15 years, interest rates ranging from 10.10% to 10.88%, require monthly payments of principal and interest and are collateralized by certain restaurant assets as defined in the agreements.

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

ITEM 5. OTHER INFORMATION

    On July 24, 2000 the Company's Sybra subsidiary completed the acquisition of eight Arby's restaurants located in the state of Connecticut. The purchase price of the acquisition was approximately $6,75 million, of which approximately $2.25 million was financed through sale-leaseback transactions, and approximately $4.45 million was financed through leasehold mortgages.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

EXHIBIT NO.             EXHIBIT TITLE
-----------             -------------
27.1........            Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

    Dated: November 14, 2000

                                          I.C.H. CORPORATION

                                          BY: ___________JOHN A. BICKS__________
                                                CO-CHAIRMAN OF THE BOARD AND
                                                 CHIEF EXECUTIVE OFFICER

                                          By: ________ROBERT H. DRECHSLER_______
                                                CO-CHAIRMAN OF THE BOARD AND
                                                 CHIEF EXECUTIVE OFFICER

                                          By: __________GLEN V. FRETER__________
                                                   CHIEF FINANCIAL OFFICER