Form 10-K
period 2000-12-31
ICH CORP /DE/
filed 2001-03-30
CIK 49588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 26, 2001 was $12,033,508, based on the closing price of the Common Stock as provided by the American Stock Exchange on March 26, 2001.

    As of March 26, 2001, there were outstanding 2,820,386 shares of the Registrant's Common Stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    I.C.H. Corporation ("ICH", and together with its operating subsidiaries, the "Company"), a Delaware corporation, owns and operates quick-service restaurants under the Arby's name through wholly-owned subsidiaries. During 2000, the Company also owned and operated full-service family dining restaurants operating under the Lyon's name through a wholly-owned subsidiary. This subsidiary was sold January 13, 2001 (see below). The Company operates its Arby's restaurant units as a franchisee of, and pursuant to license agreements with Arby's, Inc., the franchisor of the Arby's brand.

    The Company's principal executive offices are located at 9255 Towne Centre Drive, San Diego, California 92121, and its telephone number is (858) 587-8533.

    On April 30, 1997, the Company acquired all of the outstanding capital stock of Sybra, Inc. ("Sybra"), the second largest franchisee of Arby's restaurants. The aggregate purchase price was approximately $39.8 million which included the repayment of $23.7 million of Sybra indebtedness and an additional $2 million of acquisition indebtedness due to the seller within two years. Concurrently with the Company's acquisition of Sybra, Sybra entered into a sale/leaseback transaction on 61 of its restaurant sites with U.S. Restaurant Properties, Inc. ("USRP"). As of December 31, 2000, Sybra owned and operated 214 Arby's restaurants located primarily in Michigan, Texas, Pennsylvania, New Jersey, Florida and Connecticut.

    On December 14, 1998, the Company acquired substantially all of the assets of the Lyon's restaurant chain, through a newly-formed wholly-owned subsidiary, Lyon's of California, Inc. ("Lyon's"). The aggregate purchase price was approximately $22.6 million, of which $16.5 million was financed by USRP (Finance) LLC. As of December 31, 2000, Lyon's owned and operated a chain of 72 full-service family dining restaurants located in northern California and Oregon.

    On January 13, 2001, the Company sold its Lyon's restaurant subsidiary. As a result, Lyon's has been classified as a discontinued operation in the accompanying financial statements. The sales price for the transaction was $16.2 million, consisting principally of the assumption of existing Lyon's indebtedness. The Company will remain secondarily liable for a significant portion of this assumed indebtedness. However, the purchaser has agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchase agreement) in the event that the Company is required to make any payment on account of the assumed indebtedness. During the fourth quarter of 2000, the Company recognized a goodwill impairment charge (net of tax benefits) of approximately $6.2 million which is included in the loss from discontinued operations, and a loss on the sale (net of tax benefits) of approximately $4.5 million.

BUSINESS STRATEGY

    The Company's overall business strategy is to maximize the value of its Arby's restaurant operations, which can include the acquisition or construction of new Arby's restaurants, as well as improving the profitability, quality of operations and competitive position of its existing Arby's restaurants.

    The Company believes that certain of the markets in which it currently operates Arby's restaurants are underserved, and will thus provide opportunities for construction of new restaurants to further penetrate those existing markets, as well as markets in which the Company has been granted exclusive development rights by the franchisor. In addition, the Company believes that the size of the nationwide Arby's restaurant system will continue to present opportunities for selective growth through acquisitions.

    Consistent with the Company's strategy of expanding its operations through the construction of new Arby's restaurants, Sybra opened a total of 18 new Arby's restaurants during 2000, exceeding the annual minimum opening requirement of 16 restaurants set out in its 10-year, 210-store development agreement (the "Development Agreement") with Arby's, Inc., the franchisor of the Arby's brand. The Development Agreement grants Sybra the exclusive right to build Arby's restaurants in certain areas, primarily in certain northeast markets in Pennsylvania, northern Virginia, Maryland and New Jersey, as well as the exclusive right to build Arby's restaurants in selected counties in and around the Detroit and Dallas/Fort Worth markets.

    Because Sybra exceeded the annual minimum store opening requirements under the Development Agreement for 1998, 1999 and 2000 by a total of 7 stores which can be counted towards future year's development obligations, Sybra is required to open 19 new units during 2001 to comply with the Development Agreement. The number of Arby's restaurants opened by Sybra in 2001 and beyond will vary depending upon, among other things, general economic conditions, the availability of financing and Sybra's ability to locate additional suitable restaurant sites which can be developed on a cost-effective basis. As a result, management currently cannot predict whether Sybra will meet its future annual requirements for new store openings under the Development Agreement.

    Consistent with the Company's strategy of expanding its operations through the acquisition of existing Arby's restaurants, Sybra acquired a total of 8 operating Arby's restaurants during 2000.

    As part of the Company's overall strategy of improving the quality of operations of its existing Arby's restaurants, the Company closely monitors factors affecting the overall profitability of its restaurant operations as well as the profitability of individual restaurants. The Company did not close any Arby's restaurants during 2000.

RESTAURANT OPERATIONS

    The Company conducts its restaurant operations principally through its wholly-owned subsidiary, Sybra, Inc.

SYBRA, INC.

    As of December 31, 2000, Sybra operated 214 Arby's restaurants as a franchisee of Arby's, Inc. Of these, 186 restaurants are free-standing units, with the remaining 28 restaurants located in shopping malls or as part of food courts within malls.

MENU

    Each of Sybra's Arby's restaurants offers a diverse menu of food items including roast beef, chicken, turkey and ham sandwiches. Arby's restaurants are generally known for their roast beef sandwiches, which are made from thinly-sliced beef which is freshly-roasted at each restaurant. The Arby's menu also typically includes potato products, salads and soft drinks. In addition, the restaurants sell a variety of promotional products, normally on a limited-time basis. Some of Sybra's Arby's restaurants also serve breakfast, including eggs and breakfast meat selections.

SITE SELECTION

    Site selection for new restaurants is made by Sybra's real estate and development department, subject to acceptance by the franchisor, Arby's, Inc. A typical market area will have a population base of at least 30,000 people within a three-mile radius. Within the potential market area, Sybra evaluates major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors which Sybra considers include visibility, convenience of access, proximity to direct competition, access to utilities, local zoning regulations and various other factors. Sybra's current business strategy is to locate new restaurants, whenever possible, on the grounds of or close to shopping centers and within markets where effective television marketing is either already in place, or can successfully be implemented in the near future.

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

    Sybra purchases soft drink products from the Coca-Cola Company and its affiliates. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events"). In Sybra's Texas units,
Dr. Pepper products are also purchased.

    Prior to February 2000, most food items and supplies purchased by Sybra were warehoused and distributed by AmeriServe, an independent distributor. In January, 2000, the Company began to shift the purchasing, warehousing and distribution of food items and supplies for its Arby's units from AmeriServe to Meadowbrook Meat Company ("MBM"). On January 31, 2000, and while AmeriServe was still purchasing, warehousing and distributing some food items and supplies for the Company's Arby's units, AmeriServe and several of its affiliates filed for chapter 11 protection. As a result of AmeriServe's chapter 11 filing, the Company experienced some shortages of certain food products and supplies at some of its Arby's units, although the Company was generally able to obtain those items from other sources at somewhat higher costs. Currently MBM is purchasing, warehousing and distributing to the Company's Arby's units substantially all of the food items and supplies previously furnished by AmeriServe, and the Company currently anticipates no material shortages of food items or other supplies necessary to the operation of its Arby's units.

LYON'S OF CALIFORNIA, INC.

    On January 13, 2001, the Company sold its Lyon's restaurant subsidiary. As a result, Lyon's has been classified as a discontinued operation in the accompanying financial statements. The sales price for the transaction was $16.2 million, consisting principally of the assumption of existing Lyon's indebtedness. The Company will remain secondarily liable for a significant portion of that assumed indebtedness. However, the purchaser has agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchase agreement) in the event that the Company is required to make any payments on account of the assumed indebtedness. During the fourth quarter of 2000, the Company recognized a goodwill impairment charge (net of tax benefits) of approximately $6.2 million which is included in the loss from discontinued operations, and a loss on the sale (net of tax benefits) of approximately $4.5 million.

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

    Should Sybra fail to comply with the Development Agreement, Arby's, Inc. could terminate the exclusive nature of Sybra's franchises in such covered territory, and Sybra could forfeit certain funds on deposit with the franchisor that would otherwise be applied towards Sybra's new unit licensing fees. In addition, certain events of default under a Franchise Agreement give
Arby's, Inc. the right to terminate the franchise rights of the Sybra restaurant governed by such Franchise Agreement. A loss of development rights or, depending upon the aggregate number of restaurants affected, a loss of franchise rights, could have a material adverse effect on the Company.

    Sybra is also required to operate each of its Arby's restaurants in accordance with certain standards contained in the Arby's, Inc. Operations Manual (the "Operations Manual"). Arby's, Inc. periodically monitors the operations of Sybra's restaurants and notifies Sybra of any failure to comply with any of the Franchise Agreements, the Development Agreement or the Operations Manual.

DEVELOPMENT AGREEMENT

    Effective as of November 1, 1997, and as amended May 12, 1998, Sybra and Arby's, Inc. entered into a Development Agreement covering nine counties in the Harrisburg-Lancaster-Lebanon-York, PA Dominant Marketing Area ("DMA"), two counties in the Detroit, MI DMA, 12 counties in the Philadelphia, PA DMA, three counties in the Dallas-Fort Worth, TX DMA, seven counties in the Washington, D.C.-Hagerstown, MD DMA, and nine counties in the New York, NY DMA, as well as portions of Baltimore County, MD and Burlington County, NJ. Under the terms of the Development Agreement, Sybra has been granted exclusive rights to develop and operate Arby's restaurants within the covered territories, and is required to develop new Arby's restaurants in accordance with schedules set out in the Development Agreement. Pursuant to the Development Agreement, Sybra is required to submit to Arby's, Inc. for its acceptance each proposed restaurant site and the plans for each new restaurant. Under the Development Agreement, Sybra is obligated to open a minimum of 26 restaurants in 2001, and 30 restaurants in each year beginning in 2002 through and including 2006. Under the Development Agreement, any new stores opened by Sybra in excess of the annual requirement for that year can be applied towards satisfying Sybra's development requirements in future years. As a result, and because Sybra exceeded the minimum store opening requirements under the Development Agreement during each of 1998, 1999 and 2000, Sybra is currently required to open 19 new restaurants during 2001 to comply with the Development Agreement.

UNIT FRANCHISE AGREEMENTS

    Sybra operates each of its Arby's restaurants under a Franchise Agreement with Arby's, Inc. Each Franchise Agreement provides the Company the right to operate an Arby's restaurant for a period of 20 years. The Franchise Agreements are renewable by the Company, subject to certain conditions, generally for 20 years (the financial terms of any renewal period may differ from those in effect during the initial term). Each Franchise Agreement gives Sybra the exclusive right to operate an Arby's restaurant in a particular geographic area, defined by either a radius restriction or specific boundaries. The Franchise Agreements also require Sybra to make royalty payments to Arby's, Inc. equal to a fixed or variable percentage of each restaurant's revenue. For restaurants opened pursuant to the Development Agreement, royalty payments are set at four percent of sales.

    Pursuant to the Franchise Agreements, Arby's, Inc. prescribes the designs, color schemes, signs and equipment to be utilized in each restaurant, and determines the menu items as well as the formulas and ingredients for the preparation of food and beverage products. Each new restaurant opened within an area covered by the Development Agreement will be governed by a Franchise Agreement, with an initial licensing fee of $25,000. Of that license fee, $10,000 will be deducted from funds already placed on deposit with Arby's, Inc. in accordance with the Development Agreement.

GOVERNMENT REGULATIONS

    The restaurant business is subject to extensive federal, state and local government regulations relating to the development and operation of restaurants, including regulations relating to building, ingress and egress, zoning, employment issues, and the handling, preparation and sale of food and beverages. The Company is subject to federal and state environmental regulations, although such regulations have not historically had a material effect on the Company's operations. The Company is also subject to laws governing relationships with employees, such as minimum wage requirements, health insurance coverage requirements and laws regulating overtime working conditions and employee citizenship. Further increases in the minimum wage could have a material adverse effect on the Company.

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

COMPETITION

    The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns, as well as by local and national economic conditions affecting consumer spending habits, many of which are beyond the Company's control. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name brand awareness and image and restaurant location. A number of the Company's significant competitors are larger, more diversified and have substantially greater resources than the Company.

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

EMPLOYEES

    As of December 31, 2000, the Company had approximately 4,200 employees. Many of the Company's restaurant employees work part-time, and many are paid at wage levels related to the federal or applicable state minimum wage levels. The Company considers its employee relations to be generally good. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

    As of December 31, 2000, the Company operated 214 restaurants in the areas listed below. The Company's land and building leases are generally, although not always, for terms of 20 years with one or more five-year renewal options. Certain of the leases require the payment of additional rent equal to a percentage of annual sales in excess of specified amounts.

    The Company leases office space in San Diego, California and New York, New York for its corporate and executive offices and in Flint, Michigan; Sinking Spring, Pennsylvania; Plano, Texas and Tampa, Florida for its regional operations centers.

    The following table sets forth the locations of the restaurants operated by the Company (by state) as of December 31, 2000:

Connecticut.................................................      8
Florida.....................................................     21
Maryland....................................................      7
Michigan....................................................     53
New Jersey..................................................     14
Pennsylvania................................................     38
Texas.......................................................     68
Virginia....................................................      4
West Virginia...............................................      1
                                                                ---
Total:......................................................    214
                                                                ===

ITEM 3. LEGAL PROCEEDINGS

    A former Lyon's restaurant manager has filed a lawsuit on behalf of himself and others allegedly similarly situated, in Superior Court for Sacramento County, California seeking, among other things, overtime compensation. The action, entitled WILLIAM SHIELDS V. LYON'S RESTAURANTS, INC. ET AL., was originally filed on April 27, 2000 and seeks certification of a class of plaintiffs consisting of current and former Lyon's restaurant managers employed by Lyon's or by the former owner of the Lyon's chain.

The suit alleges that Lyon's required managers to spend more than 50% of their working time performing non-management tasks, thus entitling them to overtime compensation. The Company contends that Lyon's properly classifies its managers as salaried employees, who are thereby exempt from the payment of overtime compensation. The Company has thus far and will continue to defend this suit vigorously. While the ultimate legal and financial liability of the Company and/or its subsidiaries with respect to this action cannot be estimated with certainty at this time, it is possible that the outcome of this action could have a material financial impact on the Company. The Company has recorded, as a liability, a provision for its estimate of a probable amount of loss related to this suit. Management believes it is unlikely that the ultimate liability for this suit will materially exceed the recorded liability at December 31, 2000.

    The Company's subsidiaries are parties to other routine pending legal proceedings which are incidental to the operation of their restaurant businesses. In management's belief, none of these proceedings are likely to have a material adverse effect on the Company. The Company also maintains customary commercial, general liability, workers' compensation and directors and officers insurance policies.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE RREGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

    The Company's common stock commenced trading on the American Stock Exchange on July 23, 1997 under the symbol "IH." The following table sets forth, for the periods indicated, the applicable range of the high and low sales prices for the Company's common stock on the American Stock Exchange.

                                                                     2000                  1999
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
First Quarter...............................................     11 1/8     6 3/8       9 3/8      3 5/8
Second Quarter..............................................      7         4 5/8      15 1/2      8 1/4
Third Quarter...............................................      5 3/4     4 1/2      14 7/8     11 5/8
Fourth Quarter..............................................      5 1/16    4 1/16     13 1/8      8 7/16

NUMBER OF STOCKHOLDERS

    The information available indicates that as of March 26, 2001 there were approximately 3,153 holders of record of the Company's common stock.

DIVIDENDS

    The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends on its common stock for the foreseeable future. The Company intends to retain future earnings to finance future development.

ITEM 6.  SELECTED FINANCIAL INFORMATION

SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are selected historical financial data of the Company. The Company is the post-reorganization successor to ICH Corporation ("Old ICH") which emerged from chapter 11 effective February 19, 1997. Until the Company's acquisition of Sybra, Inc. on April 30, 1997, the Company had no significant business operations. Old ICH financial data is not presented as its assets, liabilities and operations were dissolved or sold as part of Old ICH's reorganization plan. For purposes of presentation, Sybra is considered to be a Predecessor of the Company.

    Accordingly, the selected historical financial data for the four months ended April 30, 1997 and as of and for the year ended December 31, 1996 were derived from the financial statements of the Predecessor. Due to required purchase accounting adjustments relating to the acquisition and certain corporate administrative expenses that are necessary to operate on a stand-alone basis, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor Period") is not comparable to such data for the periods prior to the acquisition (the "Predecessor Period"). Pro forma net income (loss) was derived by retroactively adjusting the Predecessor Period as if the acquisition had occurred on January 1, 1996. As such, the effects of purchase accounting, including the impact of the different capital structure of the Predecessor, has been reflected in arriving at pro forma net income (loss) for the Predecessor Period. In addition, adjustments reflecting the costs of operating a stand-alone company have been retroactively included in arriving at pro forma net income (loss) for the Predecessor Period. Such costs include, but are not limited to, administrative services, tax compliance, treasury service, human resource administration and legal services.

    On January 13, 2001, the Company sold its Lyon's restaurant subsidiary. As a result, Lyon's has been classified as a discontinued operation in the accompanying financial statements. The sale price for the transaction was $16.2 million, consisting principally of the assumption of existing Lyon's indebtedness. The Company will remain secondarily liable for a significant portion of that assumed indebtedness. However, the purchaser has agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchase agreement) in the event that the Company is required to make any payments on account of the assumed indebtedness. During the fourth quarter of 2000, the Company recognized a goodwill impairment charge (net of tax benefits) of approximately $6.2 million which is included in the loss from discontinued operations, and a loss on the sale (net of tax benefits) of approximately $4.5 million.

                           STATEMENT OF EARNINGS DATA
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and accompanying notes thereto included herein.

                                              COMPANY               PREDECESSOR   COMPANY    COMBINED   PREDECESSOR
                                   ------------------------------   -----------   --------   --------   -----------
                                                                       FOUR        EIGHT
                                     YEAR       YEAR       YEAR       MONTHS       MONTHS      YEAR        YEAR
                                    ENDED      ENDED      ENDED        ENDED       ENDED      ENDED        ENDED
                                   DEC. 31    DEC. 31,   DEC. 31,    APRIL 30,    DEC. 31,   DEC. 31,    DEC. 31,
                                     2000       1999       1998        1997       1997(A)    1997(A)       1996
                                   --------   --------   --------   -----------   --------   --------   -----------
                                                           (000'S EXCEPT PER SHARE AMOUNTS)
Revenues.........................  $163,664   $145,010   $133,029     $37,916     $75,006    $112,922     $116,124
Costs and expenses:
  Restaurant costs and
    expenses.....................   133,322    117,129    108,076      32,006      61,503      93,509       93,867
  General and administrative.....    11,755     11,417      8,887       2,212       5,087       7,299        6,179
  Depreciation and
    amortization.................     5,810      4,495      4,885       2,006       3,398       5,404        5,972
  Non-recurring and restructuring
    charges......................     4,920         --         --          --       1,497       1,497           --
  Other..........................        --         --        691          --         977         977        1,200
                                   --------   --------   --------     -------     -------    --------     --------
Operating income.................     7,857     11,969     10,490       1,692       2,544       4,236        8,906
  Interest expense...............     8,471      6,150      5,901         638       3,661       4,299        2,346
                                   --------   --------   --------     -------     -------    --------     --------
  Income (loss) from continuing
    operations before taxes......      (614)     5,819      4,589       1,054      (1,117)        (63)       6,560
  Provision (benefit) for income
    taxes........................       279      2,357      1,944         434        (253)        181        2,398
                                   --------   --------   --------     -------     -------    --------     --------
  Income (loss) from continuing
    operations...................      (893)     3,462      2,645         620        (864)       (244)       4,162
  Income (loss) from discontinued
    operations...................    (8,018)     1,632        271          --          --          --           --
  Gain (loss) from sale of
    discontinued operations......    (4,510)        --        388          --          --          --           --
                                   --------   --------   --------     -------     -------    --------     --------
Net Income (loss)................  $(13,421)  $  5,094   $  3,304     $   620     $  (864)   $   (244)    $  4,162
                                   ========   ========   ========     =======     =======    ========     ========
Income (loss) from continuing
  operations per share:
  Basic..........................  $   (.31)  $   1.24   $   1.01          --     $  (.34)         --           --
  Diluted........................  $   (.31)  $   1.00   $    .91          --     $  (.34)         --           --
Income (loss) from discontinued
  operations per share:
  Basic..........................  $  (2.80)  $    .58   $    .10          --          --          --           --
  Diluted........................  $  (2.80)  $    .47   $    .09          --          --          --           --
Gain (loss) from sale of
  discontinued operations per
  share:
  Basic..........................  $  (1.58)        --   $    .15          --          --          --           --
  Diluted........................  $  (1.58)        --   $    .13          --          --          --           --
Net income (loss) per share:
  Basic..........................  $  (4.69)  $   1.82   $   1.26          --     $  (.34)         --           --
  Diluted........................  $  (4.69)  $   1.47   $   1.14          --     $  (.34)         --           --
Pro-forma net income (loss)
  (b)............................       N/A        N/A        N/A     $  (791)    $  (864)   $ (1,655)    $    857

                                              COMPANY               PREDECESSOR   COMPANY    COMBINED   PREDECESSOR
                                   ------------------------------   -----------   --------   --------   -----------
                                                                       FOUR        EIGHT
                                     YEAR       YEAR       YEAR       MONTHS       MONTHS      YEAR        YEAR
                                    ENDED      ENDED      ENDED        ENDED       ENDED      ENDED        ENDED
                                   DEC. 31    DEC. 31,   DEC. 31,    APRIL 30,    DEC. 31,   DEC. 31,    DEC. 31,
                                     2000       1999       1998        1997       1997(A)    1997(A)       1996
                                   --------   --------   --------   -----------   --------   --------   -----------
                                                           (000'S EXCEPT PER SHARE AMOUNTS)
Other data:
  EBITDA from continuing
    operations (c)...............  $ 13,667   $ 16,464   $ 15,375     $ 3,698     $ 5,942    $  9,640     $ 14,878
  EBITDA-Pro forma (c)...........       N/A        N/A        N/A     $ 2,212     $ 5,942    $  8,154     $ 12,016
Balance sheet data:
  Working capital deficit........  $ (9,601)  $ (3,555)  $ (7,459)        N/A     $(5,006)        N/A     $ (8,455)
  Total assets...................  $120,415   $132,656   $113,466         N/A     $75,264         N/A     $ 75,601
  Total long-term obligations....  $ 85,327   $ 80,183   $ 65,677         N/A     $47,417         N/A     $ 24,728
  Shareholders' equity...........  $  5,409   $ 19,320   $ 15,026         N/A     $11,185         N/A     $ 35,142

--------------------------
NOTES:

(a) Included in the results of operations for the eight months ending December 31, 1997 are sales and operating loss of $164 and $(188), respectively, of the Company for the period from February 19, 1997 to April 30, 1997.

(b) Pro forma net income (loss) reflects (1) the effects of purchase accounting for Sybra as if the purchase was effective on January 1, 1996;
    (2) increased interest expense for the Predecessor Period as a result of a difference in capital structure; and (3) increased general and administrative expenses reflecting the costs of operating as a stand-alone public company; and has been tax effected using a combined federal and state income tax rate of 40%.

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

    On April 30, 1997, the Company acquired all of the outstanding capital stock of Sybra, Inc., the second largest franchisee of Arby's restaurants. The aggregate purchase price was approximately $39.8 million which included the repayment of $23.7 million of Sybra indebtedness and an additional $2 million of acquisition indebtedness due to the seller. Concurrently with the Company's acquisition of Sybra, Sybra entered into a sale/leaseback transaction on 61 of its restaurant sites with U.S. Restaurant Properties, Inc. ("USRP"). As of December 31, 2000, Sybra owned and operated 214 Arby's restaurants located primarily in Michigan, Texas, Pennsylvania, New Jersey, Florida and Connecticut.

    On December 14, 1998, the Company acquired substantially all of the assets of the Lyon's restaurant chain, through a newly-formed wholly-owned subsidiary, Lyon's of California, Inc.. The aggregate purchase price was approximately $22.6 million, of which $16.5 million was financed by USRP (Finance) LLC.

    On January 13, 2001, the Company sold its Lyon's restaurant subsidiary. As a result, Lyon's has been classified as a discontinued operation in the accompanying financial statements. The sale price for the transaction was $16.2 million, consisting principally of the assumption of existing Lyon's indebtedness. The Company will remain secondarily liable for a significant portion of that assumed indebtedness. However, the purchaser has agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchase agreement) in the event that the Company is required to make any payments on account of the assumed indebtedness. During the fourth quarter of 2000, the Company recognized a goodwill impairment charge (net of tax benefits) of approximately $6.2 million which is included in the loss from discontinued operations, and a loss on the sale (net of tax benefits) of approximately $4.5 million.

GENERAL

    The Company's revenues consist almost entirely of restaurant sales from Sybra, its principal operating subsidiary.

    Restaurant costs and expenses include all direct operating costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation and casualty and general liability insurance costs. Advertising fees paid by the Company's Sybra subsidiary to the Arby's Franchise Association to develop and prepare advertising materials and to undertake marketing research are equal to 0.7% of restaurant sales. In addition, Sybra operates its restaurants pursuant to licenses which require Sybra to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 3.2% of Sybra's restaurant sales). The royalty rate for new Arby's restaurants (currently 4.0%) will result in an increase in the aggregate royalty rate for Sybra as new Arby's restaurants are opened.

    General and administrative expenses consist of corporate and regional office expenses, including executive and administrative compensation, office expenses, travel and professional fees.

RESULTS OF OPERATIONS

    The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain expense and income items.

CONSOLIDATED COMPANY

                                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                           DEC. 31, 2000   DEC. 31, 1999   DEC. 31, 1998
                                                           -------------   -------------   -------------
Restaurant Sales.........................................      100.0 %         100.0%          100.0%
Other Revenue............................................         .7 %            .3%            1.3%
                                                               -----           -----           -----
Revenues.................................................      100.7 %         100.3%          101.3%
Expenses:
Restaurant costs and expenses............................       82.0 %          81.0%           82.3%
General and administrative...............................        7.2 %           7.9%            6.8%
Depreciation and amortization............................        3.6 %           3.1%            3.7%
Non-recurring/restructuring charges......................        3.1 %            --              --
Other....................................................         --              --              .5%
                                                               -----           -----           -----
Operating income.........................................        4.8 %           8.3%            8.0%
Interest expense.........................................        5.2 %           4.3%            4.5%
                                                               -----           -----           -----
Income (loss) from continuing operations before income
  taxes..................................................        (.4)%           4.0%            3.5%
Income taxes.............................................         .2 %           1.6%            1.5%
                                                               -----           -----           -----
Income (loss) from continuing operations.................        (.6)%           2.4%            2.0%
                                                               =====           =====           =====

    The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products at its restaurants. At December 31, 2000, Sybra, the Company's principal operating subsidiary, owned and operated 214 Arby's restaurants.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

    RESTAURANT SALES--Restaurant sales for the year ended December 31, 2000 were $162.6 million, an increase of $18.0 million or 12.5% over the prior year comparable period. This increase is the result of sales from new store openings and store acquisitions, offset by a same store sales decrease of 1.7% and the disposition of 9 Arby's restaurants in the fourth quarter of 1999.

    RESTAURANT COSTS AND EXPENSES--Restaurant costs and expenses were $133.3 million, or 82.0% of sales for 2000, as compared to $117.1 million, or 81.0% of sales, for 1999, an increase of $16.2 million due to the sales increase explained above. As a percentage of sales, costs increased primarily as a result of lower same store sales volumes and moderate inflation in the cost of food, labor, utilities and other restaurant operating costs.

    GENERAL AND ADMINISTRATIVE--General and administrative costs and expenses were $11.8 million, or 7.2% of sales for 2000 as compared to $11.4 million, or 7.9% of sales, for 1999. The increase was primarily due to increases in regional staff levels to support the Company's newly opened Arby's units. As a percentage of sales, general and administrative costs decreased due to efficiencies created by the opening and purchasing of additional Arby's units.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization expense was $5.8 million, or 3.6% of sales in 2000, as compared to $4.5 million, or 3.1% of sales in 1999. This increase is due to additional depreciation expense associated with the Company's newly opened and acquired Arby's units.

    INTEREST EXPENSE--Interest expense was $8.5 million, or 5.2% of sales in 2000, as compared to $6.2 million, or 4.3% of sales in 1999, an increase of $2.3 million primarily as a result of debt incurred in connection with new store openings and store acquisitions.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    RESTAURANT SALES--Restaurant sales for the year ended December 31, 1999 were $144.5 million, an increase of $13.2 million or 10.1% over the prior year comparable period. This increase is the result of a same store sales increase of 2.4% and sales from new store openings and store acquisitions, offset by the fact that Sybra, which operates on a 52/53 week accounting cycle, had 53 weeks of sales in 1998 and only 52 weeks of sales in 1999. Additionally, Sybra sold nine of its Arby's units early in the fourth quarter of 1999.

    RESTAURANT COSTS AND EXPENSES--Restaurant costs and expenses were $117.1 million, or 81.0% of sales, for 1999 as compared to $108.1 million, or 82.3% of sales, for 1998, an increase of $9.0 million due to the sales increase explained above. As a percentage of sales, costs decreased primarily as a result of increased efficiencies and a decrease in the cost of certain food and related products.

    GENERAL AND ADMINISTRATIVE--General and administrative costs and expenses were $11.4 million, or 7.9% of sales, for 1999 as compared to $8.9 million, or 6.8% of sales, for 1998. The increase was primarily due to the increase in regional staff levels to support the Company's newly opened Arby's units, including expanded real estate development.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization expense was $4.5 million, or 3.1% of sales in 1999, as compared to $4.9 million, or 3.7% of sales in 1998, a decrease as a percentage of sales as a result of changes in the depreciation schedule of Sybra's assets related to the Company's acquisition of Sybra.

    INTEREST EXPENSE--Interest expense was $6.2 million, or 4.3% of sales in 1999, as compared to $5.9 million, or 4.5% of sales in 1998, an increase of $250,000 primarily as a result of debt incurred in connection with new store openings and store acquisitions.

CAPITAL EXPENDITURES

    Capital expenditures were $19.5 million, $17.0 million and $12.9 million in 2000, 1999 and 1998, respectively, which include new store development, as well as store maintenance, store remodel and store renovation capital expenditures. The Company anticipates that store maintenance, store remodel and store renovation capital expenditures for 2001 will approximate $3.4 million. The level of capital expenditures for new store development and acquisitions will be dependent upon several factors, including the number of stores remodeled, constructed and/or acquired, the availability of appropriate financing as well as the capital structure of any such transactions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the original acquisition of Sybra, debt service on built and acquired Arby's units, operating lease requirements and the funding of capital expenditures primarily for new store openings. As of December 31, 2000, the Company had total long-term debt of $87.2 million, which included $25.9 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan"), $15.3 million under three term loans with FINOVA Capital Corporation (the "FINOVA Loans"), a $7.0 million line of credit borrowing with FINOVA and certain other indebtedness totaling $39.0 million. The Atherton Loan has a weighted-average maturity of 12.5 years (of which approximately 8.7 years remain), bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Sybra at the time it was acquired by the Company and imposes certain financial restrictions and covenants. The FINOVA Loans have original maturities of 10 to 15 years, interest rates ranging from 10.10% to 10.88%, require monthly payments of principal and interest and are collateralized by certain restaurant assets as defined in the respective loan agreements. The $7.0 million line of credit with FINOVA requires monthly payments of interest only equal to the prime rate plus 2.0% through June, 2003, at which time any unpaid balance can be paid or converted to a term loan. If converted, the term loan requires monthly payments of principal and interest through June, 2010.

    As previously noted, on January 13, 2001 the Company sold its Lyon's subsidiary. The sales price for that transaction was $16.2 million, which consisted principally of the assumption of existing Lyon's indebtedness. The Company will remain secondarily liable for a significant portion of that assumed indebtedness. However, the purchaser has agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchase agreement) in the event that the Company is required to make any payments on account of the assumed indebtedness. Should the Company be required to make payment on this assumed indebtedness, such payment could have a material adverse effect on the Company.

    The Company's primary source of liquidity during the year was the operation of the restaurants owned by Sybra, its principal operating subsidiary and debt and lease financing.

    In the future, the Company's liquidity and capital resources will primarily depend on the operations and cash flow of Sybra. Sybra, like most restaurant businesses, is able to operate with nominal or deficit working capital because all sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders.

    During 2000, the restaurant industry encountered generally tightening credit markets, including those markets which have historically financed new restaurant development. The condition of those credit markets could adversely affect the Company's ability to secure adequate financing on acceptable terms for new restaurant construction and/or acquisition, and could in turn impact the Company's ability to meet its obligations under the Development Agreement. The Company also incurred significant cash charges as a result of payments required to be made in connection with (1) the departure of the former CEO in June, 2000, and (2) the disposition of the Lyon's subsidiary in January, 2001. Despite these charges, and although no assurances can be given, the Company believes that cash generated from operations will be adequate to meet its needs for the foreseeable future.

SUBSEQUENT EVENTS

    Effective January 2, 2001, Sybra entered into a 10-year beverage supply agreement with Coca-Cola North America Fountain, a division of the Coca-Cola company. The agreement provides that, with certain very limited exceptions, Coca-Cola will be the exclusive supplier of fountain beverages to Sybra's Arby's restaurants.

    On January 13, 2001, the Company sold its Lyon's restaurant subsidiary. As a result, Lyon's has been classified as a discontinued operation in the accompanying financial statements. The sale price for the transaction was $16.2 million, consisting principally of the assumption of existing Lyon's indebtedness. The Company will remain secondarily liable for a significant portion of that assumed indebtedness. However, the purchaser has agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchase agreement) in the event that the Company is required to make any payments on account of the assumed indebtedness. During the fourth quarter of 2000, the Company recognized a goodwill impairment charge (net of tax benefits) of approximately $6.2 million which is included in the loss from discontinued operations, and a loss on the sale (net of tax benefits) of approximately $4.5 million.

    Effective February 13, 2001, Ronald W. Cegnar and Bruce M. Kallins were appointed to the Company's board of directors to fill vacancies created by the resignation of two outside directors in July, 2000. Mr. Cegnar has 24 years experience in the food-service industry and is currently a partner of CEO Partners, Inc., a restaurant industry consulting firm. Mr. Kallins is a CPA and president of Yakira Partners, L.P., a $40 million hedge fund.

INFLATION

    Certain of the Company's operating costs are subject to inflationary pressures, of which the most significant are food, labor and utility costs. As of December 31, 2000, a significant percentage of the Company's employees were paid wages equal to or based on the federal or applicable state minimum hourly wage rate. An increase in the minimum wage and/or economic growth that would reduce unemployment or make more jobs available in higher paying industries would directly affect the Company's labor costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 23, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 23, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 23, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held May 23, 2001.

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

                                                       I.C.H. CORPORATION
                                                       (Registrant)

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                  /s/ JOHN A. BICKS
     -------------------------------------------       Co-Chairman of the Board and    March 30, 2001
                    John A. Bicks                        Chief Executive Officer

               /s/ ROBERT H. DRECHSLER
     -------------------------------------------       Co-Chairman of the Board and    March 30, 2001
                 Robert H. Drechsler                     Chief Executive Officer

                 /s/ GLEN V. FRETER
     -------------------------------------------       Senior Vice President and       March 30, 2001
                   Glen V. Freter                        Chief Financial Officer

                /s/ RONALD W. CEGNAR
     -------------------------------------------       Director                        March 30, 2001
                  Ronald W. Cegnar

                /s/ BRUCE M. KALLINS
     -------------------------------------------       Director                        March 30, 2001
                  Bruce M. Kallins

                /s/ CARL D. ROBINSON
     -------------------------------------------       Director                        March 30, 2001
                  Carl D. Robinson

                /s/ RAYMOND L. STEELE
     -------------------------------------------       Director                        March 30, 2001
                  Raymond L. Steele

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
I.C.H. CORPORATION AND SUBSIDIARIES:

  Report of Independent Accountants.........................    F-2

  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................    F-3

  Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998........................    F-4

  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 2000, 1999 and 1998............    F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998........................    F-6

  Notes to Consolidated Financial Statements................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
I.C.H. Corporation

    In our opinion, the accompanying consolidated balance sheets of I.C.H. Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2000 present fairly, in all material respects, the financial position of I.C.H. Corporation and Subsidiaries at December 31, 2000 and 1999, and results of their operations and their cash flows for each of the three years in the period ended
December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

San Diego, California
February 23, 2001

                      I.C.H. CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  6,172       $ 15,085
  Accounts receivable.......................................         158            735
  Inventories...............................................       2,563          2,867
  Deferred income taxes.....................................       3,413          1,029
  Other current assets......................................       1,797          2,769
                                                                --------       --------
          Total current assets..............................      14,103         22,485
Property and equipment, net.................................      57,710         54,461
Intangible assets, net......................................      40,815         47,622
Deferred income taxes, net..................................       2,577             70
Other assets................................................       5,210          8,018
                                                                --------       --------
          Total assets......................................    $120,415       $132,656
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  7,080          9,962
  Accrued liabilities.......................................       8,032         11,539
  Accrued loss from sale of discontinued operations.........       3,141             --
  Current portion of long-term debt.........................       4,915          4,295
  Current portion of capital lease obligations..............         536            244
                                                                --------       --------
          Total current liabilities.........................      23,704         26,040
Noncurrent liabilities:
  Long-term debt............................................      82,258         78,009
  Long-term capital lease obligations.......................       3,069          2,174
  Other liabilities.........................................       5,975          7,113
                                                                --------       --------
          Total liabilities.................................     115,006        113,336
                                                                --------       --------
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 authorized;
    none issued and outstanding.............................          --             --
  Common stock, $0.01 par value; 19,000,000 authorized;
    2,811,636 outstanding (see note 8)......................          28             28
  Paid-in capital...........................................      12,290         12,662
  Retained earnings (deficit)...............................      (6,909)         6,630
                                                                --------       --------
          Total stockholders' equity........................       5,409         19,320
                                                                --------       --------
          Total liabilities and stockholders' equity........    $120,415       $132,656
                                                                ========       ========

                See Notes to Consolidated Financial Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                             FOR THE YEARS ENDED DECEMBER 31:
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Revenue and other income:
  Restaurant sales.......................................  $  162,568   $  144,541   $  131,312
  Other..................................................       1,096          469        1,717
                                                           ----------   ----------   ----------
Total revenues...........................................     163,664      145,010      133,029
Costs and expenses:
  Restaurant costs and expenses..........................     133,322      117,129      108,076
  General and administrative.............................      11,755       11,417        8,887
  Depreciation and amortization..........................       5,810        4,495        4,885
  Other..................................................          --           --          691
  Non-recurring/restructuring charges....................       4,920           --           --
                                                           ----------   ----------   ----------
Operating income.........................................       7,857       11,969       10,490
Interest expense.........................................       8,471        6,150        5,901
                                                           ----------   ----------   ----------
Income (loss) from continuing operations before income
taxes....................................................        (614)       5,819        4,589
Provision for income taxes...............................         279        2,357        1,944
                                                           ----------   ----------   ----------
Income (loss) from continuing operations.................        (893)       3,462        2,645
Income (loss) from discontinued operations...............      (8,018)       1,632          271
Gain (loss) from sale of discontinued operations.........      (4,510)          --          388
                                                           ----------   ----------   ----------
Net income (loss)........................................  $  (13,421)  $    5,094   $    3,304
                                                           ==========   ==========   ==========
Income (loss) from continuing operations per share:
  Basic..................................................  $     (.31)  $     1.24   $     1.01
  Diluted................................................  $     (.31)  $     1.00   $      .91
Income (loss) from discontinued operations per share:
  Basic..................................................  $    (2.80)  $      .58   $      .10
  Diluted................................................  $    (2.80)  $      .47   $      .09
Gain (loss) from sale of discontinued operations per
share:
  Basic..................................................  $    (1.58)          --   $      .15
  Diluted................................................  $    (1.58)          --   $      .13
Net income (loss) per share:
  Basic..................................................  $    (4.69)  $     1.82   $     1.26
  Diluted................................................  $    (4.69)  $     1.47   $     1.14
Weighted-average common shares outstanding (see note 8):
  Basic..................................................   2,861,000    2,799,000    2,620,000
  Diluted................................................   3,094,000    3,475,000    2,903,000

                See Notes to Consolidated Financial Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                COMMON STOCK                   RETAINED        TOTAL
                                            ---------------------   PAID-IN    EARNINGS    STOCKHOLDERS'
                                              SHARES      AMOUNT    CAPITAL    (DEFICIT)      EQUITY
                                            ----------   --------   --------   ---------   -------------
Balance at December 31, 1997..............   2,549,281     $26      $12,026    $   (864)     $ 11,188
Issuance of common stock upon exercise of
  options.................................     117,334       1          533          --           534
Net income................................          --      --           --       3,304         3,304
                                            ----------     ---      -------    --------      --------
Balance at December 31, 1998..............   2,666,615      27       12,559       2,440        15,026
Issuance of common stock upon exercise of
  options and warrants....................     314,901       3          868          --           871
Repurchases of common stock...............    (169,873)     (2)        (765)       (904)       (1,671)
Net income................................          --      --           --       5,094         5,094
                                            ----------     ---      -------    --------      --------
Balance at December 31, 1999..............   2,811,643      28       12,662       6,630        19,320
Issuance of common stock upon exercise of
  options.................................     172,869       2          735          --           737
Repurchases of common stock...............    (172,876)     (2)      (1,107)       (118)       (1,227)
Net loss..................................          --      --           --     (13,421)      (13,421)
                                            ----------     ---      -------    --------      --------
Balance at December 31, 2000..............   2,811,636     $28      $12,290    $ (6,909)     $  5,409
                                            ==========     ===      =======    ========      ========

                See Notes to Consolidated Financial Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEARS ENDED DECEMBER 31:
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                              (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Cash flows from operating activities:
  Income (loss) from continuing operations..................   $   (893)    $  3,462     $  2,645
  Adjustments to reconcile income (loss) from continuing
    operations to cash from operating activities:
    Depreciation and amortization...........................      5,810        4,495        4,885
    Deferred income taxes...................................        920        1,822          302
  Changes in current assets and liabilities:
    Accounts receivable.....................................        275          (28)        (711)
    Inventories.............................................       (575)          11         (560)
    Accounts payable and accrued expenses...................       (595)        (560)       5,193
    Other, net..............................................        255          774       (1,412)
                                                               --------     --------     --------
      Net cash provided by operating activities.............      5,197        9,976       10,342
                                                               --------     --------     --------
Cash flows from investing activities:
  Capital expenditures......................................    (19,475)     (17,000)     (12,869)
  Proceeds from disposition of property and equipment.......         --          740          758
  Acquisition of Lyon's Restaurants.........................         --           --      (23,233)
  Acquisition of restaurant properties......................     (4,859)      (1,870)      (5,642)
  Sale of subsidiary........................................         --           --        2,955
  Other, net................................................     (1,155)          37          397
                                                               --------     --------     --------
      Net cash used by investing activities.................    (25,489)     (18,093)     (37,634)
                                                               --------     --------     --------
Cash flows from financing activities:
  Borrowings on credit agreement............................      7,000           --           --
  Proceeds from issuance of long-term debt and capital lease
    obligations, net of expenses............................     21,327       24,839       25,182
  Repayment of long-term debt and capital lease
    obligations.............................................     (6,281)      (9,366)      (2,930)
  Repayment of debt to former owner of Sybra................         --       (2,000)          --
  Proceeds from sale of common stock, exercise of stock
    options.................................................        737          871          534
  Repurchases of common stock...............................     (1,227)      (1,671)          --
  Other, net................................................         --           --        5,174
                                                               --------     --------     --------

      Net cash provided by financing activities.............     21,556       12,673       27,960
                                                               --------     --------     --------

Net cash provided (used) by discontinued operations.........    (10,177)       1,294        4,149
                                                               --------     --------     --------

Net change in cash and cash equivalents.....................     (8,913)       5,850        4,817
Cash and cash equivalents at beginning period...............     15,085        9,235        4,418
                                                               --------     --------     --------
Cash and cash equivalents at end of period..................   $  6,172     $ 15,085     $  9,235
                                                               ========     ========     ========

Supplemental non-cash disclosures:
  Cash paid for:
    Income taxes............................................   $  1,007     $  1,645     $  1,841
    Interest................................................   $  8,471     $  6,150     $  5,901

                See Notes to Consolidated Financial Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BUSINESS AND PRESENTATION

    The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Sybra, Inc. ("Sybra"). All significant intercompany accounts and transactions have been eliminated.

    On January 13, 2001, the Company sold its Lyon's restaurant subsidiary. As a result, Lyon's has been classified as a discontinued operation in the accompanying financial statements. The sale price for the transaction was $16,200, consisting principally of the assumption of existing Lyon's indebtedness. The Company will remain secondarily liable for a significant portion of that assumed indebtedness. However, the purchaser has agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchase agreement) in the event that the Company is required to make any payments on account of the assumed indebtedness. During the fourth quarter of 2000, the Company recognized a goodwill impairment charge (net of tax benefits) of approximately $6,200 which is included in the loss from discontinued operations, and a loss on the sale (net of tax benefits) of approximately $4,500. Lyon's sales for the years ended December 31, 2000, 1999 and 1998 (from the date of the Company's acquisition of Lyons, December 14, 1998) were $91,400, $99,900 and $7,000, respectively.

    SIGNIFICANT ACCOUNTING POLICIES

    FISCAL YEAR. The Company operates on a calendar year basis. Sybra, however, uses a 52/53 week fiscal year ending on the last Saturday of the year. Accordingly, the accompanying financial statements include Sybra's results for the periods ended December 30, 2000, January 1, 2000 and January 2, 1999.

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Interest income on cash equivalents was $352, $319 and $50 for the years ended December 31, 2000, 1999 and 1998.

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

    INTANGIBLES. Franchise agreements with Arby's, Inc. require Sybra to pay a franchise fee for each new restaurant developed and DE MINIMIS renewal fees for franchises that have expired. Each franchise agreement provides Sybra the right to operate an Arby's restaurant for a period of 20 years and is renewable by Sybra, subject to certain conditions, for varying terms of up to 20 years. Franchise fees are capitalized and amortized using the straight-line method over 40 years.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) Acquired royalty rights, representing the fair value of favorable royalty rates of acquired franchises, are capitalized and amortized on a straight-line basis over 20 years or the remaining life of the franchise agreement, whichever is less.

    Equity in operating leases, representing the estimated fair value of favorable base rental rates is amortized on a straight-line basis over 20 years or the remaining life of the lease, including option periods, whichever is less.

    Goodwill is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for the restaurants as a group. The Company believes that no material impairment of goodwill exists at December 31, 2000.

    INCOME TAXES. Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes (see Note 9).

    ADVERTISING EXPENSES. All advertising costs are expensed as incurred. Advertising expenses were approximately $10,000, $8,800 and $8,000 for the years ended December 31, 2000, 1999 and 1998.

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

    RECLASSIFICATION. Certain amounts from prior periods have been reclassified to conform to the current year presentation.

2. OTHER CURRENT ASSETS

    Other current assets consist of the following as of December 31:

                                                                2000       1999
                                                              --------   --------
Prepaid rent................................................   $1,023     $1,518
Other prepaid expenses......................................      774      1,251
                                                               ------     ------
Other current assets........................................   $1,797     $2,769
                                                               ======     ======

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

3. INTANGIBLES

    Intangible assets, net, consist of the following as of December 31:

                                                              2000       1999
                                                            --------   --------
Franchise rights..........................................  $ 5,894    $ 5,299
Other intangibles, excluding goodwill.....................    7,701      8,781
Goodwill..................................................   32,184     37,458
                                                            -------    -------
  Total...................................................   45,779     51,538
Less accumulated amortization.............................    4,964      3,916
                                                            -------    -------
Intangible assets, net....................................  $40,815    $47,622
                                                            =======    =======

4. PROPERTY AND EQUIPMENT

    Property and equipment, net, consist of the following as of December 31:

                                                              2000       1999
                                                            --------   --------
Land......................................................  $ 1,263    $ 1,340
Buildings.................................................   21,631     22,866
Leasehold improvements....................................   12,403     11,452
Restaurant equipment......................................   25,813     21,880
Construction in progress..................................    8,358      5,468
                                                            -------    -------
  Total...................................................   69,468     63,006
Less accumulated depreciation and amortization............   11,758      8,545
                                                            -------    -------
Property and equipment, net...............................  $57,710    $54,461
                                                            =======    =======

5. LEASES

    The Company leases substantially all of the land and buildings used in its restaurant operations under non-cancelable leases with remaining lease terms of one to twenty years. In many cases, the leases provide for one or more renewal options. The leases generally require the Company to pay property taxes, insurance, maintenance and other operating costs of the properties. Some also require contingent rent payments based on a percentage of restaurant sales.

    Base rent expense for operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $12,200, $10,500 and $9,500, respectively.
Additional contingent rent payments were approximately $554, $550 and $463 for the same periods, respectively.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

5. LEASES (CONTINUED)
    The Company's future minimum rental commitments as of December 31, 2000 for all non-cancelable capital and operating leases are as follows:

FISCAL YEAR                                       CAPITAL LEASES   OPERATING LEASES
-----------                                       --------------   ----------------
2001............................................      $  978           $ 14,147
2002............................................         978             13,892
2003............................................         978             13,341
2004............................................         973             12,372
2005............................................         647             11,426
Thereafter......................................         516             93,255
                                                      ------           --------
  Total.........................................       5,070           $158,433
                                                                       ========
Less amount representing interest...............       1,465
                                                      ------
Present value of future minimum lease
  payments......................................      $3,605
                                                      ======

6. ACCRUED LIABILITIES

    Accrued liabilities consist of the following as of December 31:

                                                               2000       1999
                                                             --------   --------
Employee related...........................................   $2,254    $ 4,218
Property and other taxes...................................    2,156      3,022
Insurance related..........................................      941      1,447
Other......................................................    2,681      2,852
                                                              ------    -------
  Total....................................................   $8,032    $11,539
                                                              ======    =======

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

7. LONG-TERM DEBT

    Long-term debt consists of the following as of December 31:

                                                              2000       1999
                                                            --------   --------
Term loan, 10.63%, payable monthly through 2012...........  $25,904    $30,272
Term loan, 10.88%, payable monthly through 2010...........    8,002      8,500
Term loan, 10.53%, payable monthly through 2015...........    5,355      5,500
Term loan, 10.10%, payable monthly through 2015...........    4,373         --
Term loan, 12.75%, payable monthly through 2011...........       --     15,927
Other term loans, 8.5% to 10.93%, payable monthly through
  2020....................................................   33,325     18,891
Line of credit............................................    7,000         --
Other.....................................................    3,214      3,214
                                                            -------    -------
                                                             87,173     82,304
Less current portion......................................    4,915      4,295
                                                            -------    -------
  Total long-term debt....................................  $82,258    $78,009
                                                            =======    =======

    The term loans are collateralized by leasehold mortgages and by substantially all of the restaurant equipment owned by Sybra. The proceeds of the term loans were used to fund the acquisition of Sybra and to build or acquire additional Arby's units. The loan agreements contain covenants which require, among other things, the maintenance of a minimum fixed charge coverage ratio, restrictions that limit the payment of dividends, and other provisions and restrictive covenants as set forth in the respective loan agreements.

    The Company has a $7,000 revolving credit agreement with a financial institution. That credit agreement requires monthly payments of interest only equal to the prime rate plus 2.0% through June, 2003, at which time any unpaid balance can be paid or converted to a term loan. If converted, the term loan requires monthly payments of principal and interest through June, 2010.

    At December 31, 2000, long-term debt had a fair value that approximates the carrying value.

    The aggregate maturities of long-term debt at December 31, 2000 are as follows:

FISCAL YEAR
-----------
2001........................................................  $ 4,915
2002........................................................    5,403
2003........................................................    5,699
2004........................................................    5,585
2005........................................................    5,817
Thereafter..................................................   59,754
                                                              -------
                                                              $87,173
                                                              =======

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

8. EQUITY AND EARNINGS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive securities outstanding. The following table sets forth the computation of basic and diluted earnings per share from continuing operations.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Numerator:
  Income from continuing operations for computation of
    basic earnings per share and diluted earnings per
    share................................................  $     (893)  $    3,462   $    2,645
                                                           ==========   ==========   ==========
Denominator:
  Weighted-average shares for computation
    of basic earnings per share..........................   2,861,000    2,799,000    2,620,000
  Shares issuable upon exercise of dilutive stock
    options..............................................     233,000      676,000      283,000
                                                           ----------   ----------   ----------
  Weighted-average shares for computation of diluted
    earnings per share...................................   3,094,000    3,475,000    2,903,000
                                                           ==========   ==========   ==========

  Basic earnings per share...............................  $     (.31)  $     1.24   $     1.01
  Diluted earnings per share.............................  $     (.31)  $     1.00   $      .91

    Basic net income per share is computed based on the weighted-average number of common shares outstanding during the year. Because of the net loss for the year ended December 31, 2000, basic and diluted loss per share are calculated based on the same weighted average number of shares outstanding.

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

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

9. INCOME TAXES

    Total income tax provisions (benefits) are as follows and are related to:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31:
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Income from continuing operations..................  $   279     $2,357     $1,944
Income (loss) from discontinued operations.........   (4,061)     1,110        199
Gain (loss) from sale of discontinued operations...   (2,277)        --     (1,182)
                                                     -------     ------     ------
                                                     $(6,059)    $3,467     $  961
                                                     =======     ======     ======

    The provision (benefit) for income taxes on income from continuing operations consists of:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31:
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Current............................................  $  (641)    $  535     $1,642
Deferred...........................................      920      1,822        302
                                                     -------     ------     ------
                                                     $   279     $2,357     $1,944
                                                     =======     ======     ======

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------
Property and equipment related......................   $ 3,115      $ 2,167
Losses related to discontinued operations deductible
  for tax purposes in 2001..........................     5,463           --
Nondeductible reserves and other....................     1,701        3,404
                                                       -------      -------
    Deferred tax assets.............................    10,279        5,571
Deferred tax liabilities, principally nondeductible
  amortization of intangibles.......................    (3,854)      (4,235)
Valuation allowance.................................      (435)        (237)
                                                       -------      -------
    Net deferred tax asset..........................   $ 5,990      $ 1,099
                                                       =======      =======
Presented in the balance sheet as:
  Current asset.....................................   $ 3,413      $ 1,029
  Noncurrent asset..................................     2,577           70
                                                       -------      -------
                                                       $ 5,990      $ 1,099
                                                       =======      =======

    Deferred tax assets at December 31, 2000 include the tax effect of approximately $16,000 of pre-tax losses recognized during 2000 in connection with the discontinuance of the Company's Lyon's restaurant operations (sold on January 13, 2001). These losses will be deductible on the Company's 2001 consolidated income tax return and, to the extent not utilized in 2001, will be available as a carryforward to reduce income taxes in future years.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

9. INCOME TAXES (CONTINUED)
    The valuation allowance at December 31, 2000 relates to a capital loss carryforward. Except for this item, management considers it more likely than not that the Company will realize the benefits of its deferred tax assets.

    A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate follows:

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31:
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Expected tax expense, at the federal statutory rate
  of 34%.............................................   $(209)     $1,978     $1,560
State income taxes, net..............................     435         379        217
Other, net...........................................      53          --        167
                                                        -----      ------     ------
                                                        $ 279      $2,357     $1,944
                                                        =====      ======     ======

10. STOCK OPTION PLANS

    The Company has two fixed option plans, the I.C.H. Corporation 1997 Employee Stock Option Plan, as amended (the "ESP"), and the I.C.H. Corporation 1997 Director Stock Option Plan (the "DSP"). Under the ESP, the Company may grant incentive stock options with specific vesting periods and non-qualifying options to eligible officers and employees for the purchase of up to an aggregate of 1,500,000 shares of common stock. Under the DSP, the Company may grant non-qualifying options to eligible directors for the purchase of up to an aggregate of 400,000 shares of common stock. Under both plans, the exercise price of each option is equal to the estimated fair value of the Company's stock on the date of grant. Stock options granted under both plans have 10-year terms and generally vest ratably over four years.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

10. STOCK OPTION PLANS (CONTINUED)
    A summary of the Company's stock option plans as of December 31, 2000 and the changes during the three years ended December 31, 2000 are presented as follows:

                                                                 WEIGHTED-AVERAGE
                                                     OPTIONS      EXERCISE PRICE
                                                    ----------   ----------------
Outstanding at December 31, 1997..................     695,000        $3.10
  Granted.........................................     510,000         3.87
  Exercised.......................................    (117,000)        2.17
  Canceled........................................     (23,000)        3.57
                                                    ----------        -----
Outstanding at December 31, 1998..................   1,065,000         3.56
  Granted.........................................     430,000         9.13
  Exercised.......................................    (315,000)        3.07
  Canceled........................................     (12,000)        3.67
                                                    ----------        -----
Outstanding at December 31, 1999..................   1,168,000         5.68
  Granted.........................................      97,000         6.34
  Exercised.......................................    (173,000)        4.21
  Canceled........................................     (97,000)        5.38
                                                    ----------        -----
Outstanding at December 31, 2000..................     995,000        $6.04
                                                    ==========        =====

Exercisable at December 31, 2000..................     417,000        $4.47
                                                    ==========        =====

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

10. STOCK OPTION PLANS (CONTINUED)

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                      OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                               ----------------------------------   --------------------
                                           WEIGHTED-
                                            AVERAGE
                                           REMAINING    WEIGHTED-              WEIGHTED-
                                          CONTRACTUAL    AVERAGE                AVERAGE
                                            LIFE IN     EXERCISE               EXERCISE
RANGE OF EXERCISE PRICES        SHARES       YEARS        PRICE      SHARES      PRICE
------------------------       --------   -----------   ---------   --------   ---------
$2.17 to $3.09...............  146,000        6.48       $ 3.03     121,000     $ 3.03
$3.38 to $4.00...............  356,000        7.19         3.76     212,000       3.77
$4.38 to $5.00...............   75,000        7.76         4.88      29,000       4.84
$5.06 to $6.25...............  165,000        8.86         5.88      10,000       5.81
$7.25 to $8.50...............   46,000        7.60         7.53      12,000       7.73
$10.88 to $13.50.............  207,000        3.34        12.26      33,000      12.35
                               -------        ----       ------     -------     ------
$2.17 to $13.50..............  995,000        6.63       $ 6.04     417,000     $ 4.47
                               =======        ====       ======     =======     ======

    The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized for grants of stock options to employees with exercise prices at least equal to the fair value of the Company's common stock on the date of grant. Had compensation cost been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the income from continuing operations per share would have been changed to the pro forma amounts indicated below:

                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31:
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
Income (loss) from continuing operations--as reported......  $  (893)    $3,462     $2,645
                                                             =======     ======     ======
Income (loss) from continuing operations--pro forma........  $(1,265)    $3,130     $2,508
                                                             =======     ======     ======
Basic per share
  -- as reported...........................................  $  (.31)    $ 1.24     $ 1.01
  -- pro forma.............................................  $  (.44)    $ 1.12     $  .96
Diluted per share
  -- as reported...........................................  $  (.31)    $ 1.00     $  .91
  -- pro forma.............................................  $  (.44)    $  .90     $  .86

    The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate range of 5.69%-6.35%; volatility factor of the expected market price of the Company's common stock of 46.6%; expected lives of 2-5 years; and a dividend yield of 0%. The weighted average fair value of options granted was $2.76 in 2000 and $3.97 in 1999.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

11. BENEFIT PLANS

    The Company maintains a defined contribution 401(k) plan known as the ICH Corporation 401(k) Savings Plan (the "Retirement Plan"). The Retirement Plan permits eligible employees to defer a portion of their compensation (1% to 15%, up to certain maximum limitations established by law) through payroll deductions. The Company may, at its discretion, contribute to the Retirement Plan on behalf of participating employees based on a matching formula or other method. No matching contributions were made to the Retirement Plan for the years ending December 31, 2000, 1999 or 1998.

12. COMMITMENTS AND CONTINGENCIES

    DEVELOPMENT AGREEMENT WITH ARBY'S

    The Company is a party to a development agreement ("the Development Agreement") with Arby's, Inc., the franchisor of the Arby's brand. The Development Agreement contains certain requirements regarding the number of units to be opened by Sybra in the future. Should Sybra fail to comply with the required development schedule or with the operating requirements for restaurants within areas covered by the Development Agreement, Arby's could terminate the exclusive nature of Sybra's franchise in those areas and Sybra could forfeit certain prepaid fees. The Development Agreement also provides Arby's with certain rights regarding the Company's business operations and any transfer of significant portions of assets owned by Sybra. Commitments under the Development Agreement require payments aggregating $670 over the next three (3) years.

    LEGAL PROCEEDINGS

    A former Lyon's restaurant manager has filed a lawsuit on behalf of himself and others allegedly similarly situated, in Superior Court for Sacramento County, California seeking, among other things, overtime compensation. The action, entitled WILLIAM SHIELDS V. LYON'S RESTAURANTS, INC. ET AL., was originally filed on April 27, 2000 and seeks certification of a class of plaintiffs consisting of current and former Lyon's restaurant managers employed by Lyon's or by the former owner of the Lyon's chain. The suit alleges that Lyon's required managers to spend more than 50% of their working time performing non-management tasks, thus entitling them to overtime compensation. The Company contends that Lyon's properly classifies its managers as salaried employees, who are thereby exempt from the payment of overtime compensation. The Company has thus far and will continue to defend this suit vigorously. While the ultimate legal and financial liability of the Company and/or its subsidiaries with respect to this action cannot be estimated with certainty at this time, the Company has recorded, as a liability, a provision for its estimate of a probable amount of loss related to this suit. Management believes it unlikely that the ultimate liability for this suit will materially exceed the recorded liability at December 31, 2000.

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

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    GUARANTEE OF FORMER SUBSIDIARY TERM DEBT

    As previously discussed, the Company sold its Lyon's subsidiary January 13, 2001. That transaction requires the Company to remain contingently liable on certain Lyon's term debt assumed by the purchaser. The principal balance of that term debt as of January 13, 2000 was approximately $13,120. However, the purchaser has agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchase agreement) in the event that the Company is required to make any payments on account of the assumed indebtedness. Should the Company be required to make payment on this assumed indebtedness, such payment could have a material adverse affect on the Company.

13. NON-RECURRING AND RESTRUCTURING CHARGES

    During 2000, the Company recorded a $4,900 charge related to contractual obligations of the Company related to the departure of the former CEO of the Company.

14. RETIREE LIABILITY

    During 1998, the Company assumed the liabilities associated with a post-retirement healthcare and life insurance plan in return for a lump sum cash payment of approximately $4,900. Health benefits under such plan are insured and include major medical coverage with deductible and co-insurance providers, and in some cases such benefits are supplemental to Medicare benefits. The plan provides that current participants do not earn any future benefits and provides that certain of the participants pay for a portion of their coverage. The net present value of these future benefits at December 31, 2000 was approximately $4,500. The liability was calculated assuming a 7.75% discount rate and assuming that medical costs would initially increase at a rate of 10% per annum, declining over a period of 10 years to 5.75%.

15. QUARTERLY DATA (UNAUDITED)

    The results for each quarter (which have been restated to reflect the discontinued Lyon's subsidiary) include all adjustments which are, in the opinion of management, necessary for a fair

                      I.C.H. CORPORATION AND SUBSIDIARIES

                  (ALL AMOUNTS IN 000'S EXCEPT SHARE AMOUNTS)

15. QUARTERLY DATA (UNAUDITED) (CONTINUED) presentation of the results of operations for the interim periods. Selected consolidated data for each quarter within 2000 and 1999 are as follows:

                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
YEAR ENDED DECEMBER 31, 2000:
Restaurant sales.........................     $37,921          $38,541         $40,997         $45,109
Income from continuing operations........         548           (2,802)            346           1,015
Income from continuing operations per
  share:
  Basic..................................        $.19            $(.97)           $.12            $.36
  Diluted................................        $.17            $(.97)           $.11            $.34
YEAR ENDED DECEMBER 31, 1999:
Restaurant sales.........................     $34,547          $35,712         $36,192         $38,090
Income from continuing operations........         434              924             802           1,302
Income from continuing operations per
  share:
  Basic..................................        $.16             $.33            $.28            $.46
  Diluted................................        $.13             $.26            $.23            $.38

                               INDEX TO EXHIBITS

       EXHIBIT                                                                          PAGE
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------                           -----------                           --------
        10.35           Amended and Restated Employment Agreement, dated as of
                          June 29, 2000 between I.C.H. Corporation and John A. Bicks

        10.36           Amended and Restated Employment Agreement, dated as of
                          June 29, 2000 between I.C.H. Corporation and Robert H.
                          Drechsler

        10.37           Beverage Marketing Agreement, dated December 22, 2000
                          between Sybra, Inc. and Coca-Cola North America Fountain.