Form 10-Q
period 2001-03-31
ICH CORP /DE/
filed 2001-05-15
CIK 49588

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER 1-7697

                            ------------------------

                               I.C.H. CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      43-6069928
       (State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation or organization)

           9255 TOWNE CENTRE DRIVE
                 SUITE 600
            SAN DIEGO, CALIFORNIA                                  92121
  (Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (858) 587-8533

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

    Number of shares of common stock outstanding on March 31, 2001:  2,820,386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      I.C.H. CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 and
            December 31, 2000.........................................      3

          Consolidated Statements of Operations for the Three Months
            ended March 31, 2001 and for the Three Months ended
            March 31, 2000............................................      4

          Consolidated Statements of Cash Flows for the Three Months
            ended March 31, 2001 and for the Three Months ended
            March 31, 2000............................................      5

          Notes to Consolidated Financial Statements..................      6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      8

Part II.

Item 5.   Other Information...........................................     10

Item 6.   Exhibits and Reports on Form 8-K............................     10

          Signatures..................................................     11

                      I.C.H. CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                   AS OF              AS OF
                                                              MARCH 31, 2001    DECEMBER 31, 2000
                                                              ---------------   ------------------
                                                                (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................      $  2,181           $  6,172
  Accounts receivable.......................................           176                158
  Inventories...............................................         2,245              2,563
  Deferred income taxes.....................................         3,413              3,413
  Other current assets, net.................................         1,550              1,797
    Total current assets....................................         9,565             14,103
Property and equipment, net.................................        60,900             57,710
Intangible assets, net......................................        40,422             40,815
Deferred income taxes.......................................         2,577              2,577
Other Assets................................................         6,019              5,210
    Total assets............................................      $119,483           $120,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................      $  5,963           $  7,080
  Accrued liabilities.......................................         4,666              8,032
  Accrued loss from sale of discontinued operation..........         1,873              3,141
  Current portion of long-term debt.........................         5,289              4,915
  Current portion of capital lease obligations..............           553                536
    Total current liabilities...............................        18,344             23,704
Non-current liabilities:
  Long-term debt............................................        82,902             82,258
  Long-term capital lease obligations.......................         2,918              3,069
  Deferred income...........................................         5,537                 --
  Other liabilities.........................................         5,508              5,975
    Total liabilities.......................................       115,209            115,006
Stockholders' Equity:
  Preferred stock, $0.01 par value; 1,000,000 authorized;
    none issued and outstanding.............................            --                 --
Common stock, $0.01 par value; 19,000,000 authorized;
  2,780,386 outstanding.....................................            28                 28
Paid-in-capital.............................................        12,139             12,290
Retained earnings...........................................        (7,893)            (6,909)
    Total stockholders' equity..............................         4,274              5,409
    Total liabilities and stockholders' equity..............      $119,483           $120,415

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Revenue and other income:
    Restaurant sales........................................  $   41,310   $   37,921
    Other...................................................         255          156
    Total Revenues..........................................      41,565       38,077
Cost and expenses:
    Restaurant costs and expenses...........................      35,680       30,922
    General and administrative..............................       3,149        2,889
    Depreciation and amortization...........................       1,736        1,279
Operating income............................................       1,000        2,987
Interest expense............................................       2,334        1,978

Income (loss) from continuing operations before income
  taxes.....................................................      (1,334)       1,009
  Provision for income taxes................................        (377)         461
Income (loss) from continuing operations....................        (957)         548
Loss from discontinued operations...........................          --         (231)
Net income (loss)...........................................  $     (957)  $      317

Income (loss) from continuing operations per share:
  Basic.....................................................  $     (.34)  $      .19
  Diluted...................................................  $     (.34)  $      .17
Loss from discontinued operations per share:
  Basic.....................................................  $       --   $     (.08)
  Diluted...................................................  $       --   $     (.07)

Net income (loss) per share:
  Basic.....................................................  $     (.34)  $      .11
  Diluted...................................................  $     (.34)  $      .10

Weighted-average common shares outstanding (see Note 3)
  Basic.....................................................   2,796,011    2,883,405
  Diluted...................................................   2,796,011    3,319,125

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                      I.C.H. CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (IN THOUSANDS)

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Income (loss) from continuing operations..................  $  (957)   $   548
  Adjustments to reconcile income (loss) from continuing
    operations to cash from operating activities:
    Depreciation and amortization...........................    1,736      1,279
    Deferred income taxes...................................       --         --
    Changes in operating assets and liabilities:
    Accounts receivable.....................................      (18)       (63)
    Inventories.............................................      318       (243)
    Accounts payable and accrued expenses...................   (3,736)    (3,298)
    Deferred income.........................................    5,537         --
    Other, net..............................................      252        (48)
    Net cash provided (used) by operating activities........    3,132     (1,825)
Cash flows from investing activities:
  Capital expenditures......................................   (4,468)    (4,339)
  Other, net................................................     (541)      (888)
    Net cash used by investing activities...................   (5,009)    (5,227)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital lease
    obligations, net........................................    3,749      2,821
  Repayment of long-term debt and capital lease
    obligations.............................................   (1,365)    (1,177)
  Other, net................................................     (183)       205
    Net cash provided by financing activities...............    2,201      1,849
Net cash used by discontinued operations....................   (4,315)    (2,377)
Net changes in cash and cash equivalents....................   (3,991)    (7,580)
Cash and cash equivalents at beginning of period............    6,172     15,085
Cash and cash equivalents at end of period..................  $ 2,181    $ 7,505

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

NOTE 2.  EQUITY AND EARNINGS PER COMMON SHARE

    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Numerator:
  Income from continuing operations for computation of basic
    earnings per share and diluted earnings per share.......  $     (957)  $      548
Denominator:
  Weighted-average shares for computation of basic earnings
    per share...............................................   2,796,011    2,883,405
Incremental shares on assumed issuance and repurchase of
  stock options.............................................     162,452      435,720
Weighted-average shares for computation of diluted earnings
  per share.................................................   2,958,463    3,319,125
Basic earnings (loss) from continuing operations per
  share.....................................................  $     (.34)  $      .19
Diluted earnings (loss) from continuing operations per
  share.....................................................  $     (.34)  $      .17

    Basic income from continuing operations per share is computed based on the weighted-average number of common shares outstanding during the quarter. Because of the net loss for the quarter ended March 31, 2001, basic and diluted loss per share are calculated based on the same weighted average number of shares outstanding.

NOTE 3.  CONTINGENCIES

    LEGAL PROCEEDINGS

    A former Lyon's restaurant manager has filed a lawsuit on behalf of himself and others allegedly similarly situated, in Superior Court for Sacramento County, California seeking, among other things, overtime compensation. The action, entitled WILLIAM SHIELDS V. LYON'S RESTAURANTS, INC. ET AL., was originally filed on April 27, 2000 and seeks certification of a class of plaintiffs consisting of current and former Lyon's restaurant managers employed by Lyon's or by the former owner of the Lyon's chain. The suit alleges that Lyon's required managers to spend more than 50% of their working time performing non-management tasks, thus entitling them to overtime compensation. The Company contends that Lyon's properly classifies its managers as salaried employees, who are thereby exempt from the payment of overtime compensation. The Company has thus far and will continue to defend this suit vigorously. While the ultimate legal and financial liability of the Company and/or its subsidiaries with respect to this action cannot be estimated with certainty at this time, the Company has recorded, as a liability, a provision for its estimate of a probable amount of loss related to this suit. Management believes it unlikely that the ultimate liability for this suit will materially exceed the recorded liability at March 31, 2001.

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

    GUARANTEE OF FORMER SUBSIDIARY TERM DEBT

    The Company sold its Lyon's subsidiary on January 13, 2001. That transaction requires the Company to remain contingently liable on certain Lyon's term debt assumed by the purchaser. The principal balance of that term debt as of March 31, 2001 was approximately $12,956. However, the purchaser has agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchaser agreement) in the event that the Company is required to make any payments on account of the assumed indebtedness. Should the Company be required to make payment on this assumed indebtedness, such payment could have a material adverse affect on the Company.

NOTE 4.  SUBSEQUENT EVENT

    On April 30, 2001, the Company's primary subsidiary, Sybra, Inc., acquired 21 Arby's restaurants located in and around Detroit, Michigan. The purchase price for the acquisition was $18.3 million, which was financed through a combination of leasehold mortgage financing and a note from the seller.

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

GENERAL

    The Company conducts its restaurant operations principally through a wholly-owned subsidiary, Sybra, Inc.

    Restaurant costs and expenses include all direct costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers' compensation, casualty and general liability insurance costs. Advertising fees paid by the Company's Sybra subsidiary to the AFA Service Corporation, a non-profit association of Arby's restaurant operators, to develop and prepare advertising materials and to undertake marketing research, are equal to 0.7% of restaurant sales. In addition, the Company operates its restaurants pursuant to licenses which require the Company to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 3.2% of the Company's restaurant sales). The royalty rate for new restaurants (currently 4.0%) will result in an increase in the Company's aggregate royalty rate as new Arby's restaurants are opened.

    General and administrative expenses consist of corporate and regional office expenses, including executive and administrative compensation, office expenses, travel and professional fees.

RESULTS OF OPERATIONS

    The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain expense and income items.

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             -----------------------
                                                               2001           2000
                                                             --------       --------
Restaurant Sales...........................................   100.0 %        100.0%
Other Revenue..............................................      .6 %           .4%
Revenues...................................................   100.6 %        100.4%
Expenses:
  Restaurant costs & expenses..............................    86.4 %         81.5%
  General & administrative.................................     7.6 %          7.6%
  Depreciation & amortization..............................     4.2 %          3.4%
Operating income...........................................     2.4 %          7.9%
Interest expense...........................................     5.6 %          5.2%
Income (loss) from continuing operations before taxes......    (3.2)%          2.7%
Income tax expense.........................................    (0.9)%          1.2%
Income (loss) from continuing operations...................    (2.3)%          1.5%

COMPARISON OF THE QUARTER ENDED MARCH 31, 2001 AND THE QUARTER ENDED MARCH 31,
  2000.

    RESTAURANT SALES--Restaurant sales for the quarter ended March 31, 2001 were $41.3 million, an increase of $3.4 million, or 8.9%, over the prior year comparable period. This increase is the result of sales from new store openings and store acquisitions, offset by a same store sales decrease of 4.8%.

    RESTAURANT COSTS AND EXPENSES--Restaurant costs and expenses were $35.7 million, or 86.4% of sales for the quarter ended March 31, 2001, as compared to $30.9 million, or 81.5% of sales, for the first quarter of 2000, an increase of $4.8 million due to the sales increase explained above. As a percentage of sales, costs increased primarily as a result of lower same store sales volumes and inflation in the cost of food, labor, utilities and other restaurant operating costs.

    GENERAL AND ADMINISTRATIVE COSTS--General and administrative costs and expenses were $3.1 million, or 7.6% of sales for the quarter ended March 31, 2001, as compared to $2.9 million, or 7.6% of sales for the first quarter of 2000. The increase was primarily due to increases in regional staff levels to support the Company's newly opened Arby's units.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization expense was $1.7 million, or 4.2% of sales for the quarter ended March 31, 2001, as compared to $1.3 million, or 3.4% of sales in the first quarter of 2000. This increase was due to additional depreciation expense associated with the Company's newly opened and acquired Arby's units.

    INTEREST EXPENSE--Interest expense was $2.3 million, or 5.6% of sales for the quarter ended March 31, 2001, as compared to $2.0 million, or 5.2% of sales in the first quarter of 2000, an increase of $356,000 primarily as a result of debt incurred in connection with new store openings and store acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the original acquisition of Sybra, debt service on built and acquired Arby's units, operating lease requirements and the funding of capital expenditures primarily for new store openings. As of March 31, 2001, the Company had total long-term debt of $88.2 million, which included $25.4 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan"), $15.1 million under three term loans with FINOVA Capital Corporation (the "FINOVA Loans"), a $7.0 million line of credit with FINOVA and certain other indebtedness totaling $40.7 million. The Atherton Loan has a weighted-average maturity of 12.5 years (of which approximately 8.5 years remain), bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Sybra at the time it was acquired by the Company and imposes certain financial restrictions and covenants. The FINOVA Loans have original maturities of 10 to 15 years, interest rates ranging from 10.10% to 10.88%, require monthly payments of principal and interest and are collateralized by certain restaurant assets as defined in the respective loan agreements. The $7.0 million line of credit with FINOVA requires monthly payments of interest only equal to the prime rate plus 2.0% through June, 2003, at which time any unpaid balance can be paid or converted to a term loan. If converted, the term loan requires monthly payments of principal and interest through June, 2010.

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

    The Company's primary sources of liquidity have been the operation of the restaurants owned by its principal operating subsidiary, Sybra, and debt and lease financing.

    In the future, the Company's liquidity and capital resources will depend primarily on the operations and cash flow of Sybra. Sybra, like most restaurant businesses, is able to operate with nominal or deficit working capital because all sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally, although not always, financed by outside lenders.

    During 2000 and in the first quarter of 2001, the restaurant industry encountered generally tightening credit markets, including those markets which have historically financed new restaurant development. The condition of those credit markets could adversely affect the Company's ability to secure adequate financing on acceptable terms for new restaurant construction and/or acquisition, and could in turn impact the Company's ability to meet its obligations under the Development Agreement. The Company also incurred significant cash charges as a result of payments required to be made in connection with (1) the departure of the former CEO in June, 2000, and (2) the disposition of the Lyon's subsidiary in January, 2001. Despite these charges, and although no assurances can be given, the Company believes that cash generated from operations will be adequate to meet its needs for the foreseeable future.

ITEM 5.  OTHER INFORMATION

    On January 13, 2001 the company completed the sale of its Lyon's of California, Inc. subsidiary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

        None

    (b) A Current Report on Form 8-K, dated January 26, 2001, was filed by the Company during the quarter ended March 31, 2001. Items 2 and 7 were reported thereon. A Current Report on Form 8-K/A, dated March 30, 2001, was filed by the Company during the quarter ended March 31, 2001.
       Items 2 and 7 were reported thereon.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 14, 2001

                                                       I.C.H. CORPORATION

                                                       By:
                                                            -----------------------------------------
                                                                          JOHN A. BICKS
                                                                         CO-CHAIRMAN AND
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:
                                                            -----------------------------------------
                                                                       ROBERT H. DRECHSLER
                                                                         CO-CHAIRMAN AND
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:
                                                            -----------------------------------------
                                                                          GLEN V. FRETER
                                                                     CHIEF FINANCIAL OFFICER