Form 10-Q
period 2001-06-30
ICH CORP /DE/
filed 2001-08-14
CIK 49588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

Commission file number 1-7697

I.C.H. Corporation
(Exact name of Registrant as specified in its charter)

Delaware	43–6069928
(State or other jurisdiction ofincorporation or organization)	(IRS Employer Identification No.)

9255 Towne Centre Drive Suite 600 San Diego, California	92121
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (858) 587-8533

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

             Number of shares of common stock outstanding on June 30, 2001:  2,832,886

I.C.H. CORPORATION and SUBSIDIARIES Index

Part I.	Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000
Consolidated Statements of Operations for the Three Months ended June 30, 2001 and for the Three Months ended June 30, 2000
Consolidated Statements of Operations for the Six Months ended June 30, 2001 and for the Six Months ended June 30, 2000
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2001 and for the Six Months ended June 30, 2000
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II.
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8–K
Signatures

I.C.H. CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	As of June 30, 2001	As of December 31, 2000

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,382	$6,172
Accounts receivable	709	158
Inventories	2,503	2,563
Deferred income taxes	3,413	3,413
Other current assets, net	1,498	1,797

Total current assets	9,505	14,103
Property and equipment, net	65,451	57,710
Intangible assets, net	56,623	40,815
Deferred income taxes	2,577	2,577
Other assets	6,044	5,210

Total assets	$140,200	$120,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,715	$7,080
Accrued liabilities	6,985	8,032
Accrued loss from sale of discontinued operation	641	3,141
Current portion of long–term debt	6,512	4,915
Current portion of capital lease obligations	571	536

Total current liabilities	21,424	23,704
Non-current liabilities:
Long-term debt	101,023	82,258
Long-term capital lease obligations	2,766	3,069
Deferred income	5,614	–
Other liabilities	5,287	5,975

Total liabilities	136,114	115,006

Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding	–	–
Common stock, $0.01 par value; 19,000,000 authorized; 2,792,886 outstanding	28	28
Paid-in-capital	12,186	12,290
Retained earnings	(8,128)	(6,909)

Total stockholders' equity	4,086	5,409

Total liabilities and stockholders' equity	$140,200	$120,415

The accompanying Notes are an integral part of the Consolidated Financial Statements.

I.C.H. CORPORATION and SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS–UNAUDITED
(In thousands except per share amounts)

	For the Three Months Ended June 30,

	2001	2000

Revenue and other income:
Restaurant sales	$49,967	$38,541
Other	207	118

Total Revenues	50,174	38,659
Cost and expenses:
Restaurant costs and expenses	42,492	31,342
General and administrative	3,289	3,157
Depreciation and amortization	1,934	1,390
Non-recurring and restructuring charge	–	4,920

Operating income (loss)	2,459	(2,150)
Interest expense	2,619	1,919

Loss from continuing operations before income taxes	(160)	(4,069)
Provision (benefit) for income taxes	75	(1,267)

Loss from continuing operations	(235)	(2,802)
Income from discontinued operations	–	441

Net loss	$(235)	$(2,361)

Loss from continuing operations per share:
Basic	$(.08)	$(.97)
Diluted	$(.08)	$(.97)
Income from discontinued operations per share:
Basic	$–	$.15
Diluted	$–	$.15
Net loss per share:
Basic	$(.08)	$(.82)
Diluted	$(.08)	$(.82)
Weighted-average common shares outstanding
Basic	2,786,636	2,894,077
Diluted	2,786,636	2,894,077

The accompanying Notes are an integral part of the Consolidated Financial Statements.

I.C.H. CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS–UNAUDITED
(In thousands except per share amounts)

	For the Six Months Ended June 30,

	2001	2000

Revenue and other income:
Restaurant sales	$91,277	$76,462
Other	462	274

Total Revenues	91,739	76,736
Cost and expenses:
Restaurant costs and expenses	78,172	62,264
General and administrative	6,438	6,046
Depreciation and amortization	3,670	2,669
Non-recurring and restructuring charge	–	4,920

Operating income	3,459	837
Interest expense	4,953	3,896

Loss from continuing operations before income taxes	(1,494)	(3,059)
Benefit for income taxes	(302)	(806)

Loss from continuing operations	(1,192)	(2,253)
Income from discontinued operations	–	210

Net loss	$(1,192)	$(2,043)

Loss from continuing operations per share:
Basic	$(.43)	$(.79)
Diluted	$(.43)	$(.79)
Income from discontinued operations per share:
Basic	$–	$.07
Diluted	$–	$.07
Loss per share:
Basic	$(.43)	$(.71)
Diluted	$(.43)	$(.71)
Weighted-average common shares outstanding (see Note 2)
Basic	2,794,969	2,866,599
Diluted	2,794,969	2,866,599

The accompanying Notes are an integral part of the Consolidated Financial Statements.

I.C.H. CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS–UNAUDITED
(In thousands)

	For the Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Loss from continuing operations	$(1,192)	$(2,253)
Adjustments to reconcile loss from continuing operations to cash from operating activities:
Depreciation and amortization	3,670	2,669
Changes in operating assets and liabilities:
Accounts receivable	(532)	(411)
Inventories	238	(312)
Accounts payable and accrued expenses	(839)	(1,944)
Deferred income	5,614	–
Other, net	503	(342)

Net cash provided (used) by operating activities	7,462	(2,593)

Cash flows from investing activities:
Capital expenditures	(8,157)	(9,581)
Acquisition of restaurant properties	(19,383)	–
Other, net	(623)	(60)

Net cash used by investing activities	(28,163)	(9,641)

Cash flows from financing activities:
Proceeds from issuance of long–term debt and capital lease obligations, net	24,459	9063
Repayment of long–term debt and capital lease obligations	(2,865)	(4,493)
Other, net	(136)	(330)

Net cash provided by financing activities	21,458	4,240

Net cash used by discontinued operations	(5,547)	(1,782)

Net changes in cash and cash equivalents	(4,790)	(9,776)
Cash and cash equivalents at beginning of period	6,172	15,085

Cash and cash equivalents at end of period	$1,382	$5,309

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

Business and Presentation

             The accompanying Consolidated Interim Financial Statements include the accounts of the Company and its wholly–owned subsidiaries, principally Sybra, Inc. ("Sybra"). All significant intercompany accounts and transactions have been eliminated.

             Certain amounts from prior periods have been reclassified to conform to the current year presentation.

NOTE 2.  EQUITY AND LOSS PER COMMON SHARE

             Basic loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents.

	Six Months Ended June 30,

	2001	2000

Numerator:
Loss from continuing operations for computation of basic loss per share and diluted earnings per share	$(1,192)	$(2,253)

Denominator:
Weighted-average shares for computation of basic loss per share	2,794,969	2,866,599
Incremental shares on assumed issuance and repurchase of stock options	132,589	319,648

Weighted-average shares for computation of diluted loss per share	2,927,558	3,186,247

Basic loss from continuing operations per share	$(.43)	$(.79)
Diluted loss from continuing operations per share	$(.43)	$(.79)

             Basic loss from continuing operations per share is computed based on the weighted-average number of common shares outstanding during the quarter. Because of the net loss for the six months ended June 30, 2001 and 2000, basic and diluted loss per share are calculated based on the same weighted-average number of shares outstanding.

NOTE 3.  CONTINGENCIES

             Legal proceedings

             As previously reported, on January 13, 2001 the Company sold its Lyon's of California, Inc. subsidiary ("Lyon's"), through which the Company had previously operated 72 family-dining restaurants located in California and Oregon and doing business under the name "Lyon's". A former Lyon's restaurant manager has filed a lawsuit on behalf of himself and others allegedly similarly situated, in Superior Court for Sacramento County, California seeking, among other things, overtime compensation. The action, entitled William Shields v. Lyon's Restaurants, Inc. et al., was originally filed on April 27, 2000 and seeks certification of a class of plaintiffs consisting of current and former Lyon's restaurant managers employed by Lyon's or by the former owner of the Lyon's chain. The suit alleges that Lyon's required managers to spend more than 50% of their working time performing non-management tasks, thus entitling them to overtime compensation. The Company contends that Lyon's properly classifies its managers as salaried employees, who are thereby exempt from the payment of overtime compensation.   As a result, the Company believes that it has meritorious defenses to the action.  Nonetheless, and to avoid the uncertainty, delay and expense associated with the defense of class action litigation on this matter, the parties entered into a settlement agreement resolving the action dated as of May 25, 2001.  The effectiveness of the agreement is subject to certain contingencies, including court approval.  The Company has previously recorded, as a liability, a provision for its estimate of a probable amount of loss related to this suit.  Based upon the terms of the settlement agreement, management believes that the ultimate legal and financial liability of the Company and/or its subsidiaries with respect to this action will not materially exceed the recorded liability at June 30, 2001.

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

             Guarantee of Former Subsidiary Term Debt

             The Company sold its Lyon's subsidiary on January 13, 2001. That transaction requires the Company to remain contingently liable on certain Lyon's term debt assumed by the purchaser. The principal balance of that term debt as of June 30, 2001 was approximately $12,861. However, the purchaser has agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchaser agreement) in the event that the Company is required to make any payments on account of the assumed indebtedness. Should the Company be required to make payment on this assumed indebtedness, such payment could have a material adverse affect on the Company.

NOTE 4.           NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved FASB Statement No. 141 “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets.”  Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement No. 142, which will be adopted by the Company on January 1, 2002 as required, provides for the following:  1) goodwill and indefinite lived intangible assets will no longer be amortized, 2) goodwill will be tested for impairment at least annually at the reporting unit level, and 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually.

The Company has historically evaluated the realizability of goodwill and intangible assets annually.  Amortization expense for goodwill and indefinite lived intangible assets totaled $282 and $512 for the quarter and the six months ended June 30, 2001, respectively.

As the Company is still in the process of identifying its reporting units, the ultimate financial statement impact of adoption of these new FASB Statements is not known at this time.

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

             Restaurant costs and expenses include all direct costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers compensation, casualty and general liability insurance costs. Advertising fees paid by the Company's Sybra subsidiary to the AFA Service Corporation, a non-profit association of Arby's restaurant operators, to develop and prepare advertising materials and to undertake marketing research, are equal to 0.7% of restaurant sales. In addition, the Company operates its restaurants pursuant to licenses which require the Company to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 3.3% of the Company's restaurant sales). The royalty rate for new restaurants (currently 4.0%) will result in an increase in the Company's aggregate royalty rate as new Arby's restaurants are opened.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Restaurant Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	.4%	.3%	.5%	.4%
Revenues	100.4%	100.3%	100.5%	100.4%
Expenses:
Restaurant costs & expenses	85.0%	81.3%	85.6%	81.4%
General & administrative	6.6%	8.2%	7.1%	7.9%
Depreciation & amortization	3.9%	3.6%	4.0%	3.5%
Non-recurring and restructuring charge	—	12.8%	—	6.4%

Operating income	4.9%	(5.6)%	3.8%	1.2%
Interest expense	5.2%	5.0%	5.4%	5.1%

Income (loss) from continuing operations before taxes	(0.3)%	(10.6)%	(1.6)%	(3.9)%
Income tax expense	0.2%	(3.3)%	(0.3)%	(1.1)%

Income (loss) from continuing operations	(0.5)%	(7.3)%	(1.3)%	(2.8)%

Comparison of the Quarter Ended June 30, 2001 and the Quarter Ended June 30, 2000.

 Restaurant Sales  Restaurant sales for the quarter ended June 30, 2001 were $50.0 million, an increase of $11.4 million, or 29.6%, over the prior year comparable period. This increase is the result of sales from new store openings, store acquisitions, and a same store sales increase of 0.3%.

 Restaurant Costs and Expenses  Restaurant costs and expenses were $42.5 million, or 85.0% of sales for the quarter ended June 30, 2001, as compared to $31.3 million, or 81.3% of sales, for the second quarter of 2000, an increase of $11.2 million due to the sales increase explained above. As a percentage of sales, costs increased primarily as a result of inflation in the cost of food, labor, utilities and certain other restaurant operating costs.

 General and Administrative Costs  General and administrative costs and expenses were $3.3 million, or 6.6% of sales for the quarter ended June 30, 2001, as compared to $3.2 million, or 8.2% of sales for the second quarter of 2000. The increase was primarily due to increases in regional staff levels to support the Company's newly-opened, acquired and existing Arby's units.  As a percentage of sales, general and administrative costs decreased due to savings associated with the departure of the former CEO of the Company in June 2000 and to improved operating efficiencies at nearly all levels of the Company's operations.

 Depreciation and Amortization  Depreciation and amortization expense was $1.9 million, or 3.9% of sales for the quarter ended June 30, 2001, as compared to $1.4 million, or 3.6% of sales in the second quarter of 2000. This increase was due to additional depreciation expense associated with the Company's newly-opened and acquired Arby's units.

 Interest Expense  Interest expense was $2.6 million, or 5.2% of sales for the quarter ended June 30, 2001, as compared to $1.9 million, or 5.0% of sales in the second quarter of 2000, an increase of $700 primarily as a result of debt incurred in connection with new store openings and store acquisitions.

Comparison of the Six Months Ended June 30, 2001 and the Six Months Ended June 30, 2000.

 Restaurant Sales  Restaurant sales for the six months ended June 30, 2001 were $91.3 million, an increase of $14.8 million, or 19.4%, over the prior year comparable period. This increase is the result of sales from new store openings and store acquisitions, offset by a same store sales decrease of 2.2%.

 Restaurant Costs and Expenses  Restaurant costs and expenses were $78.2 million, or 85.6% of sales for the six months ended June 30,  2001, as compared to $62.3 million, or 81.4% of sales, for the six months ended June 30, 2000, an increase of $15.9 million due to the sales increase explained above. As a percentage of sales, costs increased primarily as a result of lower same store sales volumes and inflation in the cost of food, labor, utilities and certain other restaurant operating costs.

 General and Administrative Costs  General and administrative costs and expenses were $6.4 million, or 7.1% of sales for the six months ended June 30, 2001, as compared to $6.0 million, or 7.9% of sales for the six months ended June 30, 2000.   The increase was primarily due to increases in regional staff levels to support the Company's newly-opened, acquired and existing Arby's units. As a percentage of sales, general and administrative costs decreased due to savings associated with the departure of the former CEO of the Company in June 2000 and to improved operating efficiencies at nearly all levels of the Company's operations.

 Depreciation and Amortization  Depreciation and amortization expense was $3.7 million, or 4.0% of sales for the six months ended June 30, 2001, as compared to $2.7 million, or 3.5% of sales in the six months ended June 30, 2000. This increase was due to additional depreciation expense associated with the Company's newly opened and acquired Arby's units.

 Interest Expense  Interest expense was $5.0 million, or 5.4% of sales for the six months ended June 30, 2001, as compared to $3.9 million, or 5.1% of sales in the six months ended June 30, 2000, an increase of $1.1 million  primarily as a result of debt incurred in connection with new store openings and store acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

             The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the original acquisition of Sybra, debt service on built and acquired Arby's units, operating lease requirements and the funding of capital expenditures primarily for new store openings. As of June 30, 2001, the Company had total long-term debt of $107.5 million, which included $24.9 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan"), 18.9 million under five term loans with CIT (the “CIT Loans”), $14.9 million under three term loans with FINOVA Capital Corporation (the "FINOVA Loans"), a $7.0 million line of credit with FINOVA and certain other indebtedness totaling $41.8 million. The Atherton Loan has a weighted-average maturity of 12.5 years (of which approximately 8.3 years remain), bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Sybra at the time it was acquired by the Company and imposes certain financial restrictions and covenants. The CIT Loans have original maturities of 10 to 15 years, interest rates ranging from 9.02% to 9.24%, require monthly payments of principal and interest and are collateralized by certain restaurant assets as defined in the respective loan agreements.  The FINOVA Loans have original maturities of 10 to 15 years, interest rates ranging from 10.10% to 10.88%, require monthly payments of principal and interest and are collateralized by certain restaurant assets as defined in the respective loan agreements. The $7.0 million line of credit with FINOVA requires monthly payments of interest only equal to the prime rate plus 2.0% through June 2003, at which time any unpaid balance can be paid or converted to a term loan. If converted, the term loan requires monthly payments of principal and interest through June 2010.

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

             The Company's primary sources of liquidity are the operation of the restaurants owned by its principal operating subsidiary, Sybra, and debt, equity and lease financing.

             In the future, the Company's liquidity and capital resources will depend primarily on the operations and cash flow of Sybra. Sybra, like most restaurant businesses, is able to operate with nominal or deficit working capital because all sales are for cash and inventory turnover is rapid. Renovation and/or remodeling of existing restaurants is either funded directly from available cash or, in some instances, is financed through outside lenders. Construction or acquisition of new restaurants is generally financed by outside lenders.

             During 2000 and in the first six months of 2001, the restaurant industry encountered generally tightening credit markets, including those markets which have historically financed new restaurant development. The condition of those credit markets could adversely affect the Company's ability to secure adequate financing on acceptable terms for new restaurant construction and /or acquisition, and could in turn impact the Company's ability to meet its obligations under the Development Agreement. The Company also incurred significant cash charges and additional indebtedness in connection with (1) the departure of the former CEO in June 2000, and (2) the disposition of the Lyon's subsidiary in January 2001. Despite these cash charges and additional indebtedness and although no assurances can be given, the Company believes that its sources of liquidity will be adequate to meet its needs for the foreseeable future.

ITEM 5.            OTHER INFORMATION

             None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed herewith:

	10.38	Second Amended and Restated Employment Agreement, dated as of May 15, 2001, between I.C.H. Corporation and John A. Bicks

	10.39	Second Amended and Restated Employment Agreement, dated as of May 15, 2001, between I.C.H. Corporation and Robert H. Drechsler

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2001
I.C.H. Corporation

	By:	/s/John A. Bicks

Co–Chairman and Chief Executive Officer

	By:	/s/Robert H. Drechsler

Co–Chairman and Chief Executive Officer

	By:	/s/Glen V. Freter

Chief Financial Officer

(This page has been left blank intentionally.)