Form 10-Q
period 2001-09-30
ICH CORP /DE/
filed 2001-11-14
CIK 49588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

Commission file number 1-7697

I.C.H. Corporation
(Exact name of Registrant as specified in its charter)

Delaware	43–6069928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9255 Towne Centre Drive
Suite 600
San Diego, California	92121
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (858) 587-8533

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
Yes ☒  No ☐

             Number of shares of common stock outstanding on September 30, 2001:  2,788,871

I.C.H. CORPORATION and SUBSIDIARIES Index

Part I.	Financial Information

Item 1.	Financial Statements
Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000
Consolidated Statements of Operations for the Three Months ended September 30, 2001 and for the Three Months ended September 30, 2000
Consolidated Statements of Operations for the Nine Months ended September 30, 2001 and for the Nine Months ended September 30, 2000
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2001 and for the Nine Months ended September 30, 2000
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II.
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8–K
Signatures

I.C.H. CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	As of September 30, 2001	As of December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,068	$6,172
Accounts receivable	759	158
Inventories	2,527	2,563
Deferred income taxes	3,413	3,413
Other current assets, net	1,657	1,797

Total current assets	10,424	14,103
Property and equipment, net	65,268	57,710
Intangible assets, net	56,302	40,815
Deferred income taxes	2,577	2,577
Other assets	6,072	5,210

Total assets	$140,643	$120,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,766	$7,080
Accrued liabilities	8,791	8,032
Accrued loss from sale of discontinued operation	306	3,141
Current portion of long–term debt	6,776	4,915
Current portion of capital lease obligations	590	536

Total current liabilities	23,229	23,704
Non-current liabilities:
Long-term debt	100,805	82,258
Long-term capital lease obligations	2,620	3,069
Deferred income	5,030	–
Other liabilities	5,067	5,975

Total liabilities	136,751	115,006

Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding	–	–
Common stock, $0.01 par value; 19,000,000 authorized; 2,788,871 and 2,811,636 outstanding, respectively	28	28
Paid-in-capital	12,168	12,290
Retained earnings	(8,304)	(6,909)

Total stockholders' equity	3,892	5,409

Total liabilities and stockholders' equity	$140,643	$120,415

The accompanying Notes are an integral part of the Consolidated Financial Statements.

I.C.H. CORPORATION and SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS–UNAUDITED
(In thousands except per share amounts)

	For the Three Months Ended September 30,
	2001	2000
Revenue and other income:
Restaurant sales	$52,435	$40,997
Other	167	462

Total Revenues	52,602	41,459
Cost and expenses:
Restaurant costs and expenses	44,613	34,226
General and administrative	3,168	2,821
Depreciation and amortization	2,083	1,505

Operating income	2,738	2,907
Interest expense	2,795	2,225

Income (loss) from continuing operations before income taxes	(57)	682
Provision for income taxes	117	336

Income (loss) from continuing operations	(174)	346
Loss from discontinued operations	–	(467)

Net loss	$(174)	$(121)

Income (loss) from continuing operations per share:
Basic	$(.06)	$.12
Diluted	$(.06)	$.11
Loss from discontinued operations per share:
Basic	$–	$(.16)
Diluted	$–	$(.15)
Net loss per share:
Basic	$(.06)	$(.04)
Diluted	$(.06)	$(.04)
Weighted-average common shares outstanding
Basic	2,790,879	2,862,486
Diluted	2,790,879	3,030,088

The accompanying Notes are an integral part of the Consolidated Financial Statements.

I.C.H. CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS–UNAUDITED
(In thousands except per share amounts)

	For the Nine Months Ended September 30,
	2001	2000
Revenue and other income:
Restaurant sales	$143,712	$117,459
Other	629	736

Total Revenues	144,341	118,195
Cost and expenses:
Restaurant costs and expenses	122,785	96,490
General and administrative	9,606	8,867
Depreciation and amortization	5,753	4,174
Non-recurring and restructuring charge	–	4,920

Operating income	6,197	3,744
Interest expense	7,748	6,121

Loss from continuing operations before income taxes	(1,551)	(2,377)
Benefit for income taxes	(185)	(470)

Loss from continuing operations	(1,366)	(1,907)
Loss from discontinued operations	–	(257)

Net loss	$(1,366)	$(2,164)

Loss from continuing operations per share:
Basic	$(.49)	$(.66)
Diluted	$(.49)	$(.66)
Loss from discontinued operations per share:
Basic	$–	$(.09)
Diluted	$–	$(.09)
Loss per share:
Basic	$(.49)	$(.75)
Diluted	$(.49)	$(.75)
Weighted-average common shares outstanding (see Note 2)
Basic	2,793,445	2,872,946
Diluted	2,793,445	2,872,946

The accompanying Notes are an integral part of the Consolidated Financial Statements.

I.C.H. CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS–UNAUDITED
(In thousands)

	For the Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Loss from continuing operations	$(1,366)	$(1,907)
Adjustments to reconcile loss from continuing operations to cash from operating activities:
Depreciation and amortization	5,753	4,174
Changes in operating assets and liabilities:
Accounts receivable	(582)	(105)
Inventories	214	(373)
Accounts payable and accrued expenses	1,018	(3,440)
Deferred income	5,030	–
Other, net	344	(438)

Net cash provided (used) by operating activities	10,411	(2,089)

Cash flows from investing activities:
Capital expenditures	(9,736)	(14,808)
Acquisition of restaurant properties	(19,383)	(4,849)
Other, net	(871)	680

Net cash used by investing activities	(29,990)	(18,977)

Cash flows from financing activities:
Proceeds from issuance of long–term debt and capital lease obligations, net	26,187	18,298
Repayment of long–term debt and capital lease obligations	(4,674)	(6,330)
Other, net	(156)	(327)

Net cash provided by financing activities	21,357	11,641

Net cash used by discontinued operations	(5,882)	(2,244)

Net changes in cash and cash equivalents	(4,104)	(11,669)
Cash and cash equivalents at beginning of period	6,172	15,085

Cash and cash equivalents at end of period	$2,068	$3,416

The accompanying Notes are an integral part of the Consolidated Financial Statements.

I.C.H. CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

NOTE 1.  BUSINESS

Preparation of Interim Financial Statements

             The Consolidated Interim Financial Statements of I.C.H. Corporation (the "Company") and Subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements were prepared under the assumption that the Company will continue as a going concern.  As more fully discussed in Note 3 below, the Company is contingently liable on certain debt of a company that was formerly a subsidiary of the Company.  An event of default has occurred which triggers the Company's contingent liability. If demand upon the Company were made, the Company would be unable to pay all amounts due and such demand could make it impossible for the Company to continue as a going concern. These Consolidated Interim Financial Statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Consolidated Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's latest annual report on Form 10-K.

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

	Nine Months Ended
	September 30,
	2001	2000
Numerator:
Loss from continuing operations for computation of basic loss per share and diluted loss per share	$(1,366)	$(1,907)

Denominator:
Weighted-average shares for computation of basic loss per share	2,793,445	2,872,946
Incremental shares on assumed issuance and repurchase of stock options	108,133	268,966

Weighted-average shares for computation of diluted loss per share	2,901,578	3,141,912

Basic loss from continuing operations per share	$(.49)	$(.66)
Diluted loss from continuing operations per share	$(.49)	$(.66)

             Basic loss from continuing operations per share is computed based on the weighted-average number of common shares outstanding during the quarter. Because of the net loss for the nine months ended September 30, 2001 and 2000, basic and diluted loss per share are calculated based on the same weighted-average number of shares outstanding.

NOTE 3.  CONTINGENCIES

             Legal proceedings

             As previously reported, on January 13, 2001 the Company sold its Lyon's of California, Inc. subsidiary ("Lyon's"), through which the Company had previously operated 72 family-dining restaurants located in California and Oregon and doing business under the name "Lyon's". A former Lyon's restaurant manager has filed a lawsuit on behalf of himself and others allegedly similarly situated, in Superior Court for Sacramento County, California seeking, among other things, overtime compensation. The action, entitled William Shields v. Lyon's Restaurants, Inc. et al., was originally filed on April 27, 2000 and seeks certification of a class of plaintiffs consisting of current and former Lyon's restaurant managers employed by Lyon's or by the former owner of the Lyon's chain. The suit alleges that Lyon's required managers to spend more than 50% of their working time performing non-management tasks, thus entitling them to overtime compensation. The Company contends that Lyon's properly classifies its managers as salaried employees, who are thereby exempt from the payment of overtime compensation.   As a result, the Company believes that it has meritorious defenses to the action.  Nonetheless, and to avoid the uncertainty, delay and expense associated with the defense of class action litigation on this matter, the parties entered into a settlement agreement resolving the action dated as of May 25, 2001.  The effectiveness of the agreement is still subject to final court approval.  Because Lyon’s is a party to the action, all proceedings in the action, including the pending final approval hearing, were automatically stayed by the Lyon’s chapter 11 filing on October 12, 2001.  Lyon’s has agreed to seek a lift of the automatic stay to allow the action to proceed to its conclusion, and a motion seeking that relief is now pending before the bankruptcy court (“Bankruptcy Court”) supervising the Lyon’s chapter 11 case.   However there can be no assurance that the Bankruptcy Court will agree to lift the automatic stay to permit the final approval of the settlement, or that the settlement will otherwise be approved.  The Company has previously recorded, as a liability, a provision for its estimate of a probable amount of loss related to this suit.  Based upon the terms of the settlement agreement, management believes that the ultimate legal and financial liability of the Company and/or its subsidiaries with respect to this action will not materially exceed the recorded liability at September 30, 2001.

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

             Guarantee of Former Subsidiary Debt – Chapter 11 Filing by Lyon’s

             The Company sold its Lyon's restaurant subsidiary on January 13, 2001. That transaction required the Company to remain contingently liable on certain Lyon's term debt held by USRP (Finance), LLC (“USRP”) which debt was assumed by the purchaser.  As part of that transaction, the purchaser also agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchaser agreement) in the event that the Company was required to make any payments on account of the assumed indebtedness.  As previously disclosed, on October 12, 2001, Lyon’s filed for chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of California in San Diego.  The principal balance of the USRP term debt as of October 12, 2001 was approximately $11.5 million.  The Lyon’s chapter 11 filing constitutes an event of default under the terms of the loan agreement with USRP, and thereby triggers the Company’s contingent liability as a guarantor of the USRP term debt.  The Company is in discussions with USRP regarding the Lyon’s chapter 11 filing and the implications of that event on the Company’s obligations under its guaranty of the assumed USRP term debt.  While USRP has not yet presented the Company with a demand for full and immediate payment of all amounts due under the USRP term loan, such a demand could be made at any time and, if made, would have a material adverse affect on the Company.  If USRP makes such a demand upon the Company, the Company would be unable to pay all amounts due under the USRP term loan, and such a demand could make it impossible for the Company to continue as a going concern.  In addition to the USRP term loan guarantee, the Company has certain other contingent guarantee obligations stemming from Lyon's.  If demands were made upon the Company with respect to some or all of those contingent guarantee obligations, it is likely that the Company would be unable to pay the amounts due under those obligations, and such demands could make it impossible for the Company to continue as a going concern. The Company's ultimate liability related to these contingent guarantee obligations cannot currently be estimated, and therefore no corresponding accrual has been recorded in the accompanying financial statements.

             Development Agreement with Arby’s, Inc.

             As previously reported, effective November 1, 1997, the Company’s Sybra subsidiary entered into a Development Agreement (the “Development Agreement”) with Arbys, Inc., the franchisor of the Arby’s brand.   Under the terms of the Development Agreement, as amended May 12, 1998, Sybra committed to build a total of 210 new Arby’s restaurants over a period of approximately eight years, in return for which the franchisor granted Sybra the exclusive rights to build Arby’s restaurants in a number of counties and Dominant Marketing Areas (collectively, the “Covered Areas”).  Sybra built a total of 41 new Arby’s restaurants under the Development Agreement in the Covered Areas during 1998, 1999 and 2000, exceeding the aggregate minimum development requirements for those three years by a total of seven units.  As a result, Sybra is required to build a total of 19 new Arby’a restaurants during 2001 to comply with the terms of the Development Agreement.  Earlier this year the Company made the decision to significantly slow down the pace of new restaurant development by Sybra.  That decision was based upon, among other things, the steadily increasing costs of developing new restaurants, the lack of available financing to fund that development, increased difficulties in locating additional suitable restaurant sites which could be developed on a cost-effective basis, as well as the continuing general slowdown in the economy.  As a result of the decision to slow down the pace of development, Sybra is unlikely to meet its requirement for new restaurant openings for the current year, which would constitute a breach of the Development Agreement by Sybra.  Following a breach of the Development Agreement by Sybra, the franchisor could terminate Sybra’s exclusive rights to develop new restaurants in the Covered Areas, and Sybra could forfeit certain funds already on deposit with or payable to the franchisor which would otherwise be applied to Sybra’s new unit licensing fees.

              Following the decision to slow down the pace of development, the Company commenced discussions with the franchisor directed at either amending the Development Agreement, or replacing it with a new development agreement, in either case to reflect a less aggressive development schedule.   Those discussions with the franchisor are ongoing, and while no assurances can be given, the Company believes that it is reasonably possible that Sybra will enter into either an amended Development Agreement or a new development agreement with the franchisor.  In either case, such amended Development Agreement or new development agreement would likely provide for a reduced development commitment, as well as the forfeiture of exclusive territories and certain funds on deposit with the franchisor.

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

In October 2001, FASB approved FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  Statement No. 144, which will be adopted by the Company on January 1, 2002 as required, supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  Key changes include the following:  Statement No. 144 1) requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of, and 2) removes goodwill from its scope and, therefore, eliminates the requirement of Statement No. 121 to allocate goodwill to long-lived assets to be tested for impairment (as noted above, Statement No. 142 will address the impairment of goodwill).

The Company has historically evaluated the realizability of goodwill and intangible assets annually.  Amortization expense for goodwill and indefinite lived intangible assets totaled $336 and $849 for the quarter and the nine months ended September 30, 2001, respectively.

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

             Restaurant costs and expenses include all direct costs, including direct labor, occupancy costs, advertising expenses, royalty payments, expenditures for repairs and maintenance, and workers compensation, casualty and general liability insurance costs. Advertising fees paid by the Company's Sybra subsidiary to the AFA Service Corporation, a non-profit association of Arby's restaurant operators, to develop and prepare advertising materials and to undertake marketing research, are equal to 1.2% of restaurant sales. In addition, the Company operates its restaurants pursuant to licenses which require the Company to pay Arby's, Inc. a royalty based upon percentages of its restaurant sales (presently an aggregate of approximately 3.3% of the Company's restaurant sales). The royalty rate for new restaurants (currently 4.0%) will result in an increase in the Company's aggregate royalty rate as new Arby's restaurants are opened.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Restaurant Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	.3%	1.1%	.4%	.6%
Revenues	100.3%	101.1%	100.4%	100.6%
Expenses:
Restaurant costs & expenses	85.1%	83.5%	85.4%	82.1%
General & administrative	6.0%	6.9%	6.7%	7.5%
Depreciation & amortization	4.0%	3.7%	4.0%	3.6%
Non-recurring and restructuring charge	—	—	—	4.2%

Operating income	5.2%	7.0%	4.3%	3.2%
Interest expense	5.3%	5.4%	5.4%	5.2%

Income (loss) from continuing operations before taxes	(0.1)%	1.6%	(1.1)%	(2.0)%
Income tax expense (benefit)	0.2%	0.8%	(0.1)%	(0.4)%

Income (loss) from continuing operations	(0.3)%	0.8%	(1.0)%	(1.6)%

Comparison of the Quarter Ended September 30, 2001 and the Quarter Ended September 30, 2000.

 Restaurant Sales  Restaurant sales for the quarter ended September 30, 2001 were $52.4 million, an increase of $11.4 million, or 27.9%, over the prior year comparable period. This increase is the result of sales from new store openings, store acquisitions and a same store sales increase of 3.3%.

 Restaurant Costs and Expenses  Restaurant costs and expenses were $44.6 million, or 85.1% of sales for the quarter ended September 30, 2001, as compared to $34.2 million, or 83.5% of sales, for the third quarter of 2000, an increase of $10.4 million due to the sales increase explained above. As a percentage of sales, costs increased primarily as a result of inflation in the cost of food, labor, utilities and certain other restaurant operating costs.

 General and Administrative Costs  General and administrative costs and expenses were $3.2 million, or 6.0% of sales for the quarter ended September 30, 2001, as compared to $2.8 million, or 6.9% of sales for the third quarter of 2000. The increase was primarily due to increases in regional staff levels to support the Company's newly-opened, acquired and existing Arby's units.  As a percentage of sales, general and administrative costs decreased due to improved operating efficiencies at nearly all levels of the Company's operations and efficiencies associated with the operation of the Company's newly-opened and acquired Arby's units.

Depreciation and Amortization  Depreciation and amortization expense was $2.1 million, or 4.0% of sales for the quarter ended September 30, 2001, as compared to $1.5 million, or 3.7% of sales in the third quarter of 2000. This increase was due to additional depreciation expense associated with the Company's newly-opened and acquired Arby's units.

Interest Expense  Interest expense was $2.8 million, or 5.3% of sales for the quarter ended September 30, 2001, as compared to $2.2 million, or 5.4% of sales in the third quarter of 2000, an increase of $570 primarily as a result of debt incurred in connection with new store openings and store acquisitions.

Comparison of the Nine Months Ended September 30, 2001 and the Nine Months Ended September 30, 2000.

 Restaurant Sales  Restaurant sales for the nine months ended September 30, 2001 were $143.7 million, an increase of $26.3 million, or 22.4%, over the prior year comparable period. This increase is the result of sales from new store openings and store acquisitions, offset by a same store sales decrease of 0.3%.

 Restaurant Costs and Expenses  Restaurant costs and expenses were $122.8 million, or 85.4% of sales for the nine months ended September 30,  2001, as compared to $96.5 million, or 82.1% of sales, for the nine months ended September 30, 2000, an increase of $26.3 million due to the sales increase explained above. As a percentage of sales, costs increased primarily as a result of inflation in the cost of food, labor, utilities and certain other restaurant operating costs, as well as the small drop in same store sales.

 General and Administrative Costs  General and administrative costs and expenses were $9.6 million, or 6.7% of sales for the nine months ended September 30, 2001, as compared to $8.9 million, or 7.5% of sales for the nine months ended September 30, 2000.   The increase was primarily due to increases in regional staff levels to support the Company's newly-opened, acquired and existing Arby's units. As a percentage of sales, general and administrative costs decreased due to savings associated with the departure of the former CEO of the Company in June 2000, improved operating efficiencies at nearly all levels of the Company's operations and efficiencies associated with the operation of the Company's newly-opened and acquired Arby's units.

 Depreciation and Amortization  Depreciation and amortization expense was $5.8 million, or 4.0% of sales for the nine months ended September 30, 2001, as compared to $4.2 million, or 3.6% of sales in the nine months ended September 30, 2000. This increase was due to additional depreciation expense associated with the Company's newly-opened and acquired Arby's units.

 Interest Expense  Interest expense was $7.7 million, or 5.4% of sales for the nine months ended September 30, 2001, as compared to $6.1 million, or 5.2% of sales in the nine months ended September 30, 2000, an increase of $1.6 million  primarily as a result of debt incurred in connection with new store openings and store acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

             The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the original acquisition of Sybra, debt service on built and acquired Arby's units, operating lease requirements, the funding of capital expenditures primarily for new store openings, as well as certain guarantee obligations related to Lyon’s, as described below. As of September 30, 2001, the Company had total long-term debt of $107.6 million, which included $24.4 million under a term facility with Atherton Capital Incorporated (the "Atherton Loan"), $18.7 million under five term loans with CIT (the “CIT Loans”), $14.7 million under three term loans with FINOVA Capital Corporation (the "FINOVA Loans"), a $7.0 million line of credit with FINOVA and certain other indebtedness totaling $42.8 million. The Atherton Loan has a weighted-average maturity of 12.5 years (of which approximately 8.0 years remain), bears interest at 10.63%, requires monthly payments of principal and interest, is collateralized by substantially all of the assets owned by Sybra at the time it was acquired by the Company and imposes certain financial restrictions and covenants. The CIT Loans have original maturities of 10 to 15 years, interest rates ranging from 9.02% to 9.24%, require monthly payments of principal and interest and are collateralized by certain restaurant assets as defined in the respective loan agreements.  The FINOVA Loans have original maturities of 10 to 15 years, interest rates ranging from 10.10% to 10.88%, require monthly payments of principal and interest and are collateralized by certain restaurant assets as defined in the respective loan agreements. The $7.0 million line of credit with FINOVA requires monthly payments of interest only equal to the prime rate plus 2.0% through June 2003, at which time any unpaid balance can be paid or converted to a term loan. If converted, the term loan requires monthly payments of principal and interest through June 2010.

             On January 13, 2001 the Company sold its Lyon's restaurant subsidiary. The sales price for that transaction was $16.2 million, which consisted principally of the assumption of existing Lyon's indebtedness. The Company remained contingently liable for a significant portion of that assumed indebtedness, including approximately $13.5 million in term debt owed to USRP (Finance), LLC (“USRP”).  As part of that transaction, the purchaser also agreed to indemnify the Company for up to $3.0 million (subject to certain reductions as set forth in the stock purchaser agreement) in the event that the Company was required to make any payments on account of the assumed indebtedness.   As previously disclosed, Lyon’s filed for chapter 11 protection on October 12, 2001. That chapter 11 filing triggered the Company’s contingent liability on the term debt owed to USRP, which has a current balance of approximately $11.5 million.  The Company is in discussions with USRP regarding the Lyon’s chapter 11 filing and the implications of that event on the Company’s obligations under its guaranty of the assumed USRP term debt.  While USRP has not yet presented the Company with a demand for full and immediate payment of all amounts due under the USRP term loan, such a demand could be made at any time and, if made, would have a material adverse affect on the Company.  If USRP makes such a demand upon the Company, the Company would be unable to pay all amounts due under the USRP term loan, and such a demand could make it impossible for the Company to continue as a going concern.  In addition to the USRP term loan guarantee, the Company has certain other contingent guarantee obligations stemming from Lyon’s.  If demands were made upon the Company with respect to some or all of these contingent guarantee obligations, it is likely that the Company would be unable to pay the amounts due under those obligations, and such demands could make it impossible for the Company to continue as a going concern.

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

Certain of Sybra’s loan agreements contain financial covenants which restrict Sybra’s ability to distribute cash to the Company if certain fixed charge coverage ratios are not met by Sybra after all such distributions are taken into account.  Sybra’s post-distribution fixed charge coverage ratios are generally calculated on a trailing 12-month basis, and thus take into account all cash distributions made to the Company by Sybra during the preceding 12-month period.   Given the large cash distributions made by Sybra to the Company in the past 12 months, principally in connection with the Company’s sale of Lyon’s in January 2001 and the Company’s funding of certain Lyon’s obligations which were not assumed by the buyer, Sybra is currently restricted from making any additional cash distributions to the Company through January 2002, and may remain restricted thereafter.

             In light of the large cash distributions made by Sybra to the Company over the past 12 months, as well as the continuing weakness in the domestic economy, management believes it may be necessary for Sybra to raise additional capital to help meet its short and long-term liquidity needs.  Given the continuing tightness in the credit markets that have historically financed the restaurant industry, the Company may not be able to obtain any new capital for Sybra other than equity capital.  Furthermore, as a result of the Company’s significant contingent obligations relating to Lyon’s, it may not be possible to obtain such equity capital other than in the form of equity capital that would be invested directly at the Sybra level.  The investment of equity capital at the Sybra level would likely have the effect of significantly diluting, if not eliminating, the value of the Company’s equity interest in Sybra, which is the Company’s only material asset.  The Company is currently exploring means to obtain additional equity capital for Sybra, and is in preliminary discussions with potential investors towards that end.  No assurance can be given that any such discussions will result in the receipt of any capital, or adequate capital, for Sybra on acceptable terms or, if such capital is obtained for Sybra, the effect such financing would have on the value of the Company’s equity interest in and its control of its Sybra subsidiary.

ITEM 5.            OTHER INFORMATION

             None.

ITEM 6.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, I.C.H. Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2001
I.C.H. Corporation

	By:	/s/John A. Bicks

Co–Chairman and Chief Executive Officer

	By:	/s/Robert H. Drechsler

Co–Chairman and Chief Executive Officer

	By:	/s/Glen V. Freter

Chief Financial Officer

(This page has been left blank intentionally.)